Form 10-Q
period 1996-03-31
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 1996-05-14
CIK 919004

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              ____________________

                                   FORM 10-Q

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
     ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1996

                                       OR

     ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE PERIOD FROM           TO

            COMMISSION FILE NUMBER:  1934 ACT FILE NUMBER:  1-13174


                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
             (Exact name of registrant as specified in its charter)

             MARYLAND                                     54-1681655
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

            2345 CRYSTAL DRIVE
             CRYSTAL CITY, VA
          (Address of principal                            22202
            executive offices)                          (Zip Code)


       Registrant's telephone number including area code:  (703) 920-8500
                              ____________________

       Securities registered pursuant to Section 12(b) of the Act:  None

                             SHARES OF COMMON STOCK
                                (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___
                                               ---

     As of May 10, 1996, there were 9,866,042 Shares of Common Stock of the Registrant issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.

                                   FORM 10-Q


                                     INDEX



                                                                 Pages
                                                                 -----
PART I - FINANCIAL INFORMATION

    Item 1: Financial Statements

         Charles E. Smith Residential Realty, Inc.
         Financial Statements as of March 31, 1996, and December 31, 1995, Filed as a Part of This Report

         Consolidated Balance Sheets                               3

         Consolidated Statements of Operations                     4

         Consolidated Statements of Shareholders' Equity           5

         Consolidated Statements of Cash Flows                     6

         Notes to Consolidated Financial Statements                7

    Item 2: Management's Discussion and Analysis of
            Financial Condition and Results of Operations          9

PART II - OTHER INFORMATION                                       17

SIGNATURES                                                        18


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                             March 31, 1996   December 31, 1995
                                                            ---------------   -----------------
                                                              (Unaudited)
  ASSETS
Rental property, at predecessor cost,
 net of accumulated depreciation                                $   273,243        $    276,269
Rental property, acquired and developed, net of
 accumulated depreciation                                           155,395             138,221
Cash and cash equivalents                                             2,005               9,478
Tenants' security deposits                                            3,618               3,634
Escrow funds                                                          7,035               5,371
Investment in and advances to Property Service Businesses
 and other                                                           11,030               8,348
Deferred charges, net of accumulated amortization                    18,852              18,782
Other assets                                                         10,317               9,219
                                                                -----------        ------------
                                                                $   481,495        $    469,322
                                                                ===========        ============
  LIABILITIES AND EQUITY

Liabilities
 Mortgage loans                                                 $   413,799        $    413,973
 Notes payable                                                       87,136              69,204
 Accounts payable and accrued expenses                               11,711              12,693
 Tenants' security deposits                                           3,618               3,634
 Due to related parties                                                 227               1,441
                                                                -----------        ------------
  Total liabilities                                                 516,491             500,945
                                                                -----------        ------------

Interest of Other Operating Partnership Unitholders                       -                   -

Commitments and Contingencies

Shareholders'equity
 Common stock - $.01 par value; 95,000,000 shares
  authorized; 9,845,726 and 9,708,123 shares issued
  and outstanding at March 31, 1996 and
  December 31, 1995, respectively                                        98                  97
 Additional paid-in capital - includes contributed
  deficit of $244,208                                               (25,930)            (26,585)
 Retained deficit                                                    (9,164)             (5,135)
                                                                -----------        ------------
  Total shareholders' equity                                        (34,996)            (31,623)
                                                                -----------        ------------
                                                                $   481,495        $    469,322
                                                                ===========        ============

The accompanying notes are an integral part of these statements.

         CHARLES E. SMITH RESIDENTIAL REALTY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                               (Unaudited)
                                                         For the Three Months
                                                            Ended March 31,
                                                    -----------------------------
                                                        1996             1995
                                                    -----------        ----------
                                                                      (Restated)
RENTAL PROPERTIES
  Revenues                                            $  39,541          $34,102

  Expenses
   Operating                                             16,672           13,544
   Real estate taxes                                      2,442            2,028
   Depreciation and amortization                          4,392            3,930
                                                    -----------        ---------
    Total expenses                                       23,506           19,502
                                                    -----------        ---------
   Operating profit - rental properties                  16,035           14,600
                                                    -----------        ---------

PROPERTY SERVICE BUSINESSES
 Equity in income of Property Service Businesses          1,548              561
                                                    -----------        ---------

General & administrative expenses                          (745)            (653)
Interest income                                             269              308

Interest expense                                        (10,411)          (8,663)
                                                    -----------        ---------

Net income of the Operating Partnership                   6,696            6,153

Interest of Other Operating Partnership Unitholders       3,687            3,545

Distributions in excess of earnings allocated to
 Other Operating Partnership Unitholders                  2,268            2,263
                                                    -----------        ---------
Net income                                             $    741         $    345
                                                    ===========        =========
Net income per share                                   $   0.08         $   0.04
                                                    ===========        =========

The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS'EQUITY


   Common                                                                       Additional    Retained
   Stock                                                              Common     Paid-in      Earnings
Outstanding   (Dollars in Thousands, Except for Per Share Amounts)    Stock      Capital     (Deficit)      Total
- - -----------   ----------------------------------------------------    ------    ----------   ---------    ---------
              Balancing, June 29, 1994                                $    -    $        -   $       -    $       -
                Contribution by Predecessors of assets,
                 at historical cost, net of liabilities                    -      (244,208)          -     (244,208)
                Proceeds of Offerings,
9,049,667        net of underwriting discount
                 and offering costs of $15,813                            90       201,284           -      202,374
                Adjustment for Unit Grants                                             285                      285
                Earnings in Excess of Distributions to
                 Other Operating Partnership Unitholders                   -             -       2,841        2,841
                Net income                                                 -             -       6,532        6,532
                Dividends ($0.48 per share)                                -             -      (4,344)      (4,344)
- - -----------                                                           ------    ----------   ---------    ---------
9,049,667     Balance, December 31, 1994                                  90       (42,639)      5,029      (37,520)
                Operating Partnership equity
                 exchanged for acquisitions                                -        15,491           -       15,491
                Conversion of Operating Partnership units
  658,456        to common stock                                           7            (7)          -            -
                Adjustment for Unit Grants                                 -           570           -          570
                Net income                                                 -             -       7,529        7,529
                Dividends ($1.915 per share)                               -             -     (17,693)     (17,693)
- - -----------                                                           ------    ----------   ---------    ---------
9,708.123     Balance, December 31, 1995                                  97       (26,585)     (5,135)     (31,623)
                Operating Partnership equity
                 exchanged for acquisitions                                -           513           -          513
                Conversion of Operating Partnership units
  137,603        to common stock                                           1            (1)          -            -
                Adjustment for Unit Grants                                 -           143           -          143
                Net income                                                 -             -         741          741
                Dividends ($0.49 per share)                                -             -      (4,770)      (4,770)
- - -----------                                                           ------    ----------   ---------    ---------
 9,845,726    Balance, March 31, 1996 (Unaudited)                     $   98    $  (25,930)  $  (9,164)   $ (34,996)
===========                                                           ======    ==========   =========    =========

        The accompanying notes are an integral part of these statements.

                           CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (DOLLARS IN THOUSANDS)

                                                                 (Unaudited)
                                                             For the Three Months
                                                               Ended March 31,
                                                          -------------------------
                                                              1996         1995
                                                          -----------   -----------
                                                                         (Restated)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $     741   $    345
   Interest of Other Operating Partnership Unitholders          3,687      3,545
   Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                              5,164      4,698
     Distributions in excess of earnings allocated to
      Other Operating Partnership Unitholders                   2,268      2,263
     Increase in other assets                                     (98)      (580)
     Decrease in accounts payable and accrued expenses           (982)    (1,149)
                                                             --------   --------
       Net cash provided by operating activities               10,780      9,122
                                                             --------   --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions and development of rental property             (17,131)    (3,981)
  Additions to rental property                                   (824)      (738)
  Decrease in related party payables:
     Property Service Businesses                                 (589)   (10,150)
     Predecessor                                                 (625)
   Increase in investment in and advances
     to Property Service Businesses and other                  (2,682)    (2,171)
  Other                                                        (3,435)         -
                                                             --------   --------
      Net cash used by investing activities                   (25,286)   (17,040)
                                                             --------   --------
CASH FLOWS FROM FINANCING ACTIVITES:
  Repayments of mortgage debt                                    (174)       (78)
  Lines of credit:
     Proceeds from draws                                       30,000      1,275
     Repayments                                               (13,100)         -
  Proceeds from construction loans                              1,032          -
  Dividends and distributions to shareholders and
    predecessor partners                                      (10,725)   (10,106)
                                                             --------   --------
      Net cash provided by (used in) financing activities       7,033     (8,909)
                                                             --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (7,473)   (16,827)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  9,478     18,350
                                                             --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  2,005   $  1,523
                                                             ========   ========
SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                   $  9,784   $  8,223
  Purchase of property in exchange for Operating
    Partnership units                                             513      6,342
  Capitalized interest                                              -        210

   The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.     BASIS OF PRESENTATION

   The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty, Inc. (the "Company") and Charles E. Smith Residential Realty, L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to the Company's control as sole general partner. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited and reflects all normal, recurring adjustments which management believes are necessary for a fair presentation of financial position as of March 31, 1996 and the results of operations for the interim periods ended March 31, 1996 and 1995. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K. As discussed in the Form 10-K, 1995 results were restated to reflect a change in accounting for the Property Service Businesses from the cost to the equity method in compliance with the Emerging Issues Task Force consensus "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation". As a result, the Company's net income for the three months ended March 31, 1995 decreased by $2.4 million ($0.26 per share) while the Operating Partnership's net income decreased by $325,000. The change had no effect on Funds from Operations of the Company or of the Operating Partnership.

   The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily residential multifamily properties. As of March 31, 1996, the Operating Partnership owns 40 existing multifamily properties containing 14,460 apartment units, and owns and operates two free-standing community retail shopping centers, aggregating 436,000 square feet. Additionally, the Operating Partnership owns substantially all of the economic interest in entities which provide multifamily and retail property management, leasing and development services, interior construction and renovation, building engineering and technical services, and financial advisory services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its investment in the Property Service Businesses.

2.  ACQUISITIONS

   In March, 1996, the Company, through the Operating Partnership, acquired 309 apartment units through the purchase of two properties in northern Virginia. A 262-unit garden-style community in Reston, Virginia was acquired for approximately $13.7 million in cash and 22,059 limited partnership units of the Operating Partnership valued at $0.5 million based on the market price of the Company's stock on the date of acquisition. A 47-unit community in Old Town, Alexandria was purchased for approximately $2.8 million in cash.

   As a result of acquisitions and the conversion of units into shares, the Company's weighted average ownership percentage for the Operating Partnership increased from 42.4% for the three months ended March 31, 1995, to 44.9% for the three months ended March 31, 1996.


3.  NEW ACCOUNTING PRONOUNCEMENTS

   On January 1, 1996, the Company implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which provides guidance on the carrying value of long-lived assets. Implementation of the standard had no effect on the consolidated financial statements.

   On January 1, 1996, the Company also implemented SFAS No. 123, "Accounting for Stock-Based Compensation," which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. The Company has elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies and, therefore, implementation of the standard had no effect on the consolidated financial statements.


4.  PER SHARE DATA

   Earnings per share of the Company for the three months ended March 31, 1996 and 1995 is computed based on 9,822,256 and 9,064,267 shares, respectively, which represents the weighted average number of shares outstanding during the period. Weighted average Operating Partnership units not held by the Company (12,037,970 and 12,295,949 units for the periods ended March 31, 1996 and 1995, respectively) may be redeemed for shares of common stock of the Company on a one-for-one basis, or the cash equivalent thereof, at the option of the Company; such redemption does not have a dilutive effect. During the three months ended March 31, 1996, 137,603 units were redeemed for shares of stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three months ended March 31, 1996 and 1995 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to its control as sole general partner.


RENTAL PROPERTIES

  Revenues, expenses and operating income before interest and general/administrative expenses from the multifamily and retail properties for the three months ended March 31, 1996 and 1995 were as follows:

                                      Three Months Ended March 31,
                                     ------------------------------
                                         1996              1995
                                     ------------      ------------

(Dollars in Thousands)

Multifamily Properties - Core
 Revenues                            $  32,735          $  31,457
 Expenses                              (15,907)           (14,549)
                                     ---------          ---------

 Operating income before
  depreciation                       $  16,828          $  16,908
                                     =========          =========

Multifamily Properties -
  Acquisitions and development
   Revenues                          $   4,364          $     248
   Expenses                          (   2,259)              (187)
                                     ---------          ---------

 Operating income before
  depreciation                       $   2,105          $      61
                                     =========          =========

Retail Properties
 Revenues                            $   2,442          $   2,397
 Expenses                              (   948)           (   836)
                                     ---------          ---------

 Operating income before
  depreciation                       $   1,494          $   1,561
                                     =========          =========

Total Rental Properties
 Revenues                            $  39,541          $  34,102
 Expenses                             ( 19,114)           (15,572)
                                     ---------          ---------

 Operating income before
  depreciation                          20,427             18,530

 Depreciation and amortization        (  4,392)         $  (3,930)
                                     ---------          ---------

 Operating income before interest
  and general/administrative
  expenses                           $  16,035          $  14,600
                                     =========          =========





PROPERTY SERVICE BUSINESSES

  The Operating Partnership's 99% interest in the revenues, expenses and operating income before depreciation and amortization from the various Property Service Businesses for the three months ended March 31, 1996 and 1995 were as follows:


                                                       Three Months Ended
                                                              March 31,
                                                    --------------------------
                                                       1996            1995
                                                     --------        --------
(Dollars in Thousands)

Multifamily and Retail Property
Management and Other
 Revenues                                            $  3,107        $  2,309
 Expenses/1/                                           (2,192)         (1,947)
                                                     --------        --------

 Operating income before depreciation
  and amortization                                   $    915        $    362
                                                     ========        ========

Interior Construction and Renovation
Services
 Revenues                                           $   1,031        $  1,129
 Expenses/1/                                           (1,167)         (1,269)
                                                    ---------        --------

 Operating loss before depreciation
  and amortization                                  $   ( 136)       $   (140)
                                                    =========        ========

Engineering and Technical Services
 (including reimbursed costs)
 Revenues                                           $   9,679        $ 10,026
 Expenses/1/                                           (9,026)         (9,273)
                                                    ---------        --------

 Operating income before depreciation
  and amortization                                  $     653        $    753
                                                    =========        ========

Financing Services
 Revenues                                           $     669        $    235
 Expenses/1/                                             (287)           (324)
                                                    ---------        --------

 Operating income (loss) before depreciation
  and amortization                                  $     382        $    (89)
                                                    =========        ========

Total Property Services
 Revenues                                           $  14,486        $ 13,699
 Expenses/1/                                          (12,672)        (12,813)
                                                    ---------        --------

 Operating income before depreciation
  and amortization                                  $   1,814        $    886
 Depreciation and amortization                        (   266)          ( 325)
                                                    ---------        --------

 Equity in income of Property Service Businesses    $   1,548        $    561
                                                    =========        ========

/1/ Includes general and administrative costs.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 TO THREE MONTHS ENDED MARCH 31, 1995.

  SUMMARY. Net income of the Operating Partnership before interest of Other Operating Partnership Unitholders increased $0.5 million, or 8.8%, from $6.2 million for the three months ended March 31, 1995 to $6.7 million for the three months ended March 31, 1996. Funds from Operations ("FFO") of the Operating Partnership increased $1.0 million, or 10%, from $10.1 million to $11.1 million, during the same period. Net income of the Company increased from $0.3 million, or $.04 per share, for the three months ended March 31, 1995 to $0.7 million, or $0.8 per share, for the three months ended March 31, 1996. FFO of the Company increased from $4.3 million to $5.0 million during the same period. The increases in net income and FFO are attributable to increases in operating income from the residential properties, primarily the acquisition and development properties, and from the Property Service Businesses. These increases were partially offset by increases in interest expense and general and administrative expenses.

  Results for the quarter reflect the effect of several non-recurring events - higher operating expenses due to an abnormally severe winter, a contract termination fee related to the sale of a hotel managed by one of the Property Service Businesses, and a fee for reimbursement of previously expended repair and maintenance costs. Together, these events reduced FFO of the Company by approximately $0.3 million, or 2.9%, for the three months ended
March 31, 1996.

  The Washington, D.C. region experienced a combination of record cold temperatures and snowfall during the first quarter of 1996 which unfavorably impacted earnings by an estimated $1.1 million. This was primarily due to higher operating expenses for snow removal and utilities, particularly fuel consumption, at the residential properties. Partially offsetting the effects of the weather, however, was a contract termination fee of $0.6 million, net of tax, earned in connection with a related party's sale of a hotel managed by one of the Property Service Businesses. Also, the Company recognized a $0.2 million fee for reimbursement of costs associated with ongoing rental property operations.


  RENTAL PROPERTIES. Revenue from rental properties increased $5.4 million, or 15.9%, from $34.1 million for the three months ended March 31, 1995 to $39.5 million for the three months ended March 31, 1996. The acquisition and development properties (defined as properties with less than one full calendar year of operation after stabilization and consisting of 1,998 apartment units, 309 of which were added during the first quarter) contributed $4.1 million to the rental revenue increase reflecting the acquisition/development of seven properties subsequent to the first quarter of 1995. Two properties purchased in 1994 totaling 627 apartment units were transferred into the core portfolio on January 1, 1996. Revenue from the core portfolio increased $1.3 million, or 4.1% for the three months ended

March 31, 1996 compared to the three months ended March 31, 1995 with average monthly revenue per apartment unit increasing to $876 from $841. Average occupancy for the core portfolio, typically lowest during the first quarter, was 97.1% for the three months ended March 31, 1996 compared to 96.9% for the comparable prior year quarter. Although the improvement in occupancy was fairly modest, it is significant in comparison to the prior year's softening demand experienced late in the first quarter and throughout the second quarter of 1995.


  PROPERTY SERVICE BUSINESSES. The Company's 99% equity in the earnings of the Property Service Businesses increased from $0.6 million during the first quarter of 1995 to $1.5 million for the first quarter of 1996 as operating income before interest and depreciation from the Property Service Businesses increased $.9 million, or 100%, from $.9 million to $1.8 million. The Company uses the equity method of accounting for investments in the Property Service Businesses.

  The increase in revenue and operating income before depreciation and amortization for Multifamily and Retail Property Management results primarily from the impact of the non-recurring fee related to the termination of a management agreement with a hotel owned by a related party. The hotel was sold during the first quarter of 1996.

  Operating income from Engineering and Technical Services decreased $.1 million, or 13.3%, due to a decrease in revenue of $.3 million, or 3.5%. The decrease was primarily attributable to the adverse weather experienced during the first quarter as well as a decrease in HVAC projects as compared to the prior year quarter.

  Revenue from Financing Services increased $.4 million due to the acceleration of a refinancing which was expected to occur in the second quarter of 1996, and a refinancing fee earned in connection with the termination of a management agreement with a hotel owned by a related party which was sold during the first quarter. Approximately $51 million of refinancings were closed in the first quarter of 1996 compared to $20 million during the comparable quarter in the prior year.

  The operating loss from Interior Construction and Renovation, which typically incurs losses in the first quarter, improved slightly during the three months ended March 31, 1996 compared to the three months ended March 31, 1995 despite a $0.1 million decrease in operating revenues. Although revenues decreased due primarily to the delay of several projects with affiliated partnerships, the decreases were offset by decreased operating expenses.


  OTHER. General and administrative expenses increased $.09 million, or 14.1%, due primarily to legal and other costs incurred in connection with the Company's ongoing acquisition and development efforts. Interest expense increased $1.7 million, or 20%, due to additional borrowings under the line of credit for completed acquisitions and development. Distributions in excess of earnings allocated to Other Operating Partnership Unitholders of $2.3 million for the three months ended March 31, 1996 and 1995 have no effect on FFO and represent regular quarterly distributions paid to Other (non-REIT) Operating Partnership Unitholders in excess of net income attributed to these unitholders because their partnership interests are carried at zero on the balance sheet.


  FUNDS FROM OPERATIONS. Industry analysts generally consider Funds from Operations ("FFO") an appropriate measure of performance of an equity REIT. In prior years, the Company computed FFO as net income (in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and distributions in excess of earnings allocated to Other Operating Partnership Unitholders, plus depreciation and amortization of assets, including depreciation of non-real estate assets and amortization of deferred financing costs. In 1996, the Company has revised its definition of FFO to exclude depreciation of non-real estate assets and amortization of deferred financing costs in accordance with the revised definition adopted by the National Association of Real Estate Investment Trusts. Prior year FFO has been restated to conform to the revised definition. The Company believes that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented in the financial statements and notes thereto included elsewhere in this report. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance, or as an alternative to cash flow from operations as a measure of liquidity or ability to pay dividends.

  Funds from Operations for the three months ended March 31, 1996 and 1995 are computed as follows:

                                             Three Months Ended
                                                   March 31,
                                          ------------------------
                                             1996         1995
                                             ----         ----

(Dollars in Thousands)
- - -------------------------------

Net Income of the Operating Partnership      $ 6,696   $ 6,153

Depreciation of Real Property                  4,392     3,930
                                            --------   -------

Funds from Operations of the
    Operating Partnership                    $11,088   $10,083

Interest of Other Operating Partnership
    Unitholders                                6,106     5,804
                                            --------   -------
Attributable to Shareholders                   4,982     4,279
                                            ========   =======


LIQUIDITY AND CAPITAL RESOURCES

  SUMMARY. The Company's primary sources of liquidity are cash flows from operating activities and proceeds from lines of credit and construction loans. Secondary sources of liquidity include proceeds from mortgage debt and issuances of additional shares of stock. A summary of the sources of liquidity follows:

                                                Three Months Ended
                                                    March 31,
                                                -------------------
(Dollars in Thousands)                           1996         1995
- - ----------------------                          ------       ------
    Cash from operating activities              $10,780    $ 9,122
    Proceeds from lines of credit and
      construction loans, net                    17,932      1,275


  The primary uses of liquidity are (i) property operating expenses, general and administrative expenses and interest expense, (ii) acquisition and development of rental property, (iii) dividends and distributions, (iv) capital improvements, and (v) payment on mortgage debt. A summary of the uses of liquidity are as follows:

                                                Three Months Ended
                                                    March 31,
                                                -------------------
(Dollars in Thousands)                           1996         1995
- - ----------------------                          ------       ------
  Acquisition and development of
    rental properties                           $17,131    $  3,981
  Dividends and distributions                    10,725      10,106
  Capital improvements                              824         738
  Principal payments on mortgage debt               174          78


  In March 1996, the Company acquired two apartment properties in northern Virginia totaling 309 units, including a 262-unit garden apartment complex in Reston and a 47-unit community in Old Town Alexandria. These properties bring the Company's total acquisitions to nine properties with over 2,300 units acquired since its initial public offering in mid-1994. The Reston property was acquired for approximately $13.7 million cash, and an exchange of 22,059 Operating Partnership Units valued at $0.5 million based on the market price of the Company's stock on the date of acquisition. The Old Town property was acquired for approximately $2.8 million cash. The acquisitions were funded through borrowings of $16.9 million against the Company's lines of credit.

DEBT

  As of March 31, 1996, the Operating Partnership had mortgage indebtedness and borrowings under the lines of credit and construction loan as follows:


                                        Dollars in     % of
                                        Thousands     Total
                                        ----------    ------

    Long-term mortgage debt
    (maturities greater than 1 year)
      Fixed rate                        $  365,367     72.9%
      Variable rate                         17,377      3.5%
    Short-term mortgage debt
    (maturities less than 1 year)
      Fixed rate                            31,055      6.2%
      Variable rate                              -       -
    $100M Acquisition Line of Credit        39,450      7.9%
    $83M Acquisition Line of Credit         30,000      6.0%
    Construction loan                       17,686      3.5%
                                        ----------    -----
      Total Debt                        $  500,935      100%
                                        ==========    =====


  As of March 31, 1996, the Company's Debt to Total Market Capitalization Ratio was 49%, based on 9,845,726 shares and 12,089,895 partnership units outstanding at a stock price of $23.75. The Company's Debt Coverage Ratio for the three months ended March 31, 1996 was 2.24:1.


DIVIDENDS AND DISTRIBUTIONS

  During the three months ended March 31, 1996, the Company and the Operating Partnership paid dividends/distributions of $10.7 million, or $.49 per share/unit representing an annual rate of $1.96 per share/unit.

OTHER

  For the three months ended March 31, 1996, total capital improvements were $0.8 million, of which $0.7 million, or $56 per apartment unit, was for the core portfolio.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

     Regarding the suit filed against Smith Realty Company on November 8, 1995,
alleging   sexual harassment and employment discrimination based on sexual
preference   pursuant to Title VII of the Civil Rights Act of 1964, the
company's motion for partial   summary judgement was granted, resulting in a
dismissal of the claim alleging the   intentional infliction of emotional
distress. Discovery has been completed on the   remaining alegations, but no
trial date has been set. The Company reaffirms its belief   that an adverse
outcome in the remaining litigation would not have a material adverse   impact
on the Company's financial condition or results of operations.


ITEM 2.  CHANGES IN SECURITIES.

     None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None


ITEM 5.  OTHER INFORMATION.

     None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

          None

     (b) Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.



Date:  May 10, 1996                By:  /s/ Anthony J. LoPinto
                                        -----------------------
                                        Anthony J. LoPinto
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer of
                                        Charles E. Smith Residential Realty,
                                        Inc. (on behalf of the Registrant and
                                        as Principal Financial Officer)