Form 10-Q
period 1996-06-30
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 1996-08-14
CIK 919004

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             --------------------

                                   FORM 10-Q

       X         Quarterly Report Pursuant to Section 13 of 15(d)
      ---            of the Securities Exchange Act of 1934
                      For the quarter ended June 30, 1996

                                      or

      ---      Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                       For the period from           to

            Commission File Number:  1934 Act File Number:  1-13174


                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
             (Exact name of registrant as specified in its charter)

       Maryland                                                 54-1681655
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


   2345 Crystal Drive
    Crystal City, VA                                                22202
  (Address of principal                                           (Zip Code)
    executive offices)


       Registrant's telephone number including area code:  (703) 920-8500
                              --------------------

       Securities registered pursuant to Section 12(b) of the Act:  None

                             Shares of Common Stock
                                (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     As of August 8, 1996, there were 9,879,663 Shares of Common Stock of the Registrant issued and outstanding.

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.

                                   FORM 10-Q

                                     INDEX


PART I - FINANCIAL INFORMATION                                   Pages
                                                                 -----
     Item 1: Financial Statements

             Charles E. Smith Residential Realty, Inc.
             Financial Statements as of June 30, 1996, and
             December 31, 1995, Filed as a Part of This Report

             Consolidated Balance Sheets                            3

             Consolidated Statements of Operations                  4

             Consolidated Statements of Shareholder's Equity        5

             Consolidated Statements of Cash Flows                  6

             Notes to Consolidated Financial Statements             7

     Item 2: Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    10

PART II - OTHER INFORMATION                                         21

SIGNATURES                                                          23


                        PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                  June 30, 1996       December 31, 1995
                                                                -----------------     -----------------
                                                                   (Unaudited)
          ASSETS

Rental property, at predecessor cost, net                       $       270,429       $       276,269
Rental property, acquired and developed, net                            155,376               138,221
Cash and cash equivalents                                                 4,084                 9,478
Tenants' security deposits                                                3,613                 3,634
Escrow funds                                                              7,021                 5,371
Investment in and advances to Property Service Businesses
     and other                                                           11,439                 8,348
Deferred charges, net                                                    18,494                18,782
Other assets                                                              9,543                 9,219
                                                                -----------------     -----------------
                                                                $       479,999       $       469,322
                                                                =================     =================
          LIABILITIES AND EQUITY

Liabilities
     Mortgage loans                                             $       413,621       $       413,973
     Notes payable                                                       87,136                69,204
     Accounts payable and accrued expenses                               12,672                12,693
     Tenants' security deposits                                           3,613                 3,634
     Due to related parties                                                 255                 1,441
                                                                -----------------     -----------------
          Total liabilities                                             517,297               500,945
                                                                -----------------     -----------------

Interest of Other Operating Partnership Unitholders                          --                    --

Commitments and Contingencies

Shareholders' equity
     Common stock - $.01 par value; 95,000,000 shares
          authorized; 9,867,163 and 9,708,123 shares issued
          and outstanding at June 30, 1996 and
          December 31, 1995, respectively                                    99                    97
     Additional paid-in capital - includes contributed
          deficit of $244,208                                           (25,789)              (26,585)
     Retained deficit                                                   (11,608)               (5,135)
                                                                -----------------     -----------------
          Total shareholders' equity                                    (37,298)              (31,623)
                                                                -----------------     -----------------

                                                                $       479,999       $       469,322
                                                                =================     =================



       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       (Unaudited - Dollars in Thousands, Except for Per Share Amounts)

                                                                           For the Three Months            For the Six Months
                                                                                Ended June 30,                Ended June 30,
                                                                       ----------------------------    --------------------------
                                                                            1996           1995           1996           1995
                                                                       -------------    -----------    -----------    -----------
                                                                                        (Restated)                    (Restated)
 RENTAL PROPERTIES
         Revenues                                                      $    40,571      $  34,743      $  80,112      $  68,845

         Expenses
            Operating                                                       15,557         13,464         32,229         27,008
            Real estate taxes                                                2,665          2,098          5,107          4,126
            Depreciation and amortization                                    4,336          3,918          8,728          7,848
                                                                       -------------    -----------    -----------    -----------
                Total expenses                                              22,558         19,480         46,064         38,982
                                                                       -------------    -----------    -----------    -----------

            Operating profit - rental properties                            18,013         15,263         34,048         29,863
                                                                       -------------    -----------    -----------    -----------

 PROPERTY SERVICE BUSINESSES
         Equity in income of Property Service Businesses                     1,444          1,586          2,992          2,147
                                                                       -------------    -----------    -----------    -----------

 General & administrative expenses                                            (795)          (770)        (1,540)        (1,423)
 Interest income                                                               265            326            534            634
 Interest expense                                                          (10,631)        (8,958)       (21,042)       (17,621)
                                                                       -------------    -----------    -----------    -----------

 Net income of the Operating Partnership                                     8,296          7,447         14,992         13,600

 Interest of Other Operating Partnership Unitholders                         4,542          4,303          8,229          7,848

 Distributions in excess of earnings allocated to
     Other Operating Partnership Unitholders                                 1,364          1,583          3,632          3,846
                                                                       -------------    -----------    -----------    -----------

 Net income                                                            $     2,390      $   1,561      $   3,131      $   1,906
                                                                       =============    ===========    ===========    ===========

 Net income per share                                                  $      0.24      $    0.17      $    0.32      $    0.21
                                                                       =============    ===========    ===========    ===========


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

   Common                                                                                       Additional    Retained
   Stock                                                                            Common       Paid-in      Earnings
 Outstanding (Dollars in Thousands, Except for Per Share Amounts)                   Stock        Capital      (Deficit)   Total
- ------------ --------------------------------------------------------------------------------------------------------------------
                Balance, June 29, 1994                                          $        -    $        -    $        -   $       -
                  Contribution by Predecessors of assets,
                    at historical cost, net of liabilities                               -      (244,208)            -    (244,208)
                  Proceeds of Offerings,
                    net of underwriting discount
9,049,667           and offering costs of $15,813                                       90       201,284             -     201,374
                  Adjustment for Unit Grants                                                         285                       285
                  Earnings in Excess of Distributions to
                    Other Operating Partnership Unitholders                              -             -         2,841       2,841
                  Net income                                                             -             -         6,532       6,532
                  Dividends ($0.48 per share)                                            -             -        (4,344)     (4,344)
- ----------                                                                      -----------   -----------   -----------  ----------

9,049,667       Balance, December 31, 1994                                              90       (42,639)        5,029     (37,520)
                  Operating Partnership equity
                    exchanged for acquisitions                                           -        15,491             -      15,491
                  Conversion of Operating Partnership units
  658,456           to common stock                                                      7            (7)            -           -
                  Adjustment for Unit Grants                                             -           570             -         570
                  Net income                                                             -             -         7,529       7,529
                  Dividends ($1.915 per share)                                           -             -       (17,693)    (17,693)
- ----------                                                                      -----------   -----------   -----------  ----------

9,708,123       Balance, December 31, 1995                                              97       (26,585)       (5,135)    (31,623)
                  Operating Partnership equity
                    exchanged for acquisitions                                           -           513             -         513
                  Conversion of Operating Partnership units
  159,040           to common stock                                                      2            (2)            -           -
                  Adjustment for Unit Grants                                             -           285             -         285
                  Net income                                                             -             -         3,131       3,131
                  Dividends ($0.98 per share)                                            -             -        (9,604)     (9,604)
- ----------                                                                      -----------   -----------   -----------  ----------

9,867,163       Balance, June 30, 1996 (Unaudited)                              $       99    $  (25,789)   $  (11,608)  $ (37,298)
==========                                                                      ===========   ===========   ===========  ==========



       The accompanying notes are an integral part or these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                        (Unaudited)
                                                                                     For the Six Months
                                                                                        Ended June 30,
                                                                           ---------------------------------------

                                                                                 1996                  1995
                                                                           ----------------       ----------------
                                                                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $        3,131         $        1,906
  Interest of Other Operating Partnership Unitholders                               8,229                  7,848
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                                                 10,289                  9,454
     Distributions in excess of earnings allocated to
       Other Operating Partnership Unitholders                                      3,632                  3,846
     Increase in other assets                                                         676                    150
     (Decrease) increase in accounts payable and accrued expenses                     (21)                   743
                                                                           ----------------       ----------------
       Net cash provided by operating activities                                   25,936                 23,947
                                                                           ----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions and development of rental property                                 (17,144)               (13,616)
  Additions to rental property                                                     (2,248)                (2,636)
  Decrease in related party payables:
     Property Service Businesses                                                     (886)               (10,455)
     Predecessor                                                                     (300)
  Increase in investment in and advances
     to Property Service Businesses and other                                      (3,091)                  (208)
  Other                                                                            (3,776)                  (446)
                                                                           ----------------       ----------------
       Net cash used in investing activities                                      (27,445)               (27,361)
                                                                           ----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITES:
  Repayments of mortgage debt                                                        (352)                  (159)
  Lines of credit:
     Proceeds from draws                                                           30,000                 14,725
     Repayments                                                                   (13,100)                (7,000)
  Proceeds from construction loans                                                  1,032                 11,385
  Dividends and distributions to shareholders and
    predecessor partners                                                          (21,465)               (20,290)
                                                                           ----------------       ----------------
       Net cash used in financing activities                                       (3,885)                (1,366)
                                                                           ----------------       ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (5,394)                (4,780)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      9,478                 18,350
                                                                           ----------------       ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $        4,084         $       13,570
                                                                           ================       ================

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                                 $       19,764         $       16,636
  Purchase of property in exchange for Operating
    Partnership units                                                                 513                 13,727
  Capitalized interest                                                                 --                    471



        The accompanying notes are an integral part of these statement.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.     BASIS OF PRESENTATION

     The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty, Inc. (the "Company") and Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to the Company's control as sole general partner. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited and reflects all normal, recurring adjustments which management believes are necessary for a fair presentation of financial position as of June 30, 1996 and the results of operations for the interim periods ended June 30, 1996 and 1995. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K. As discussed in the Form 10-K, 1995 results were restated to reflect a change in accounting for the Property Service Businesses from the cost to the equity method in compliance with the Emerging Issues Task Force consensus "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation". As a result, the Company's net income for the three and six months ended June 30, 1995 decreased by $1.7 million ($0.19 per share) and $4.1 million ($0.46 per share), respectively, while the Operating Partnership's net income decreased by $335,000 and $660,000, respectively. The change had no effect on Funds from Operations of the Company or of the Operating Partnership.

     The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily residential multifamily properties. As of June 30, 1996, the Operating Partnership owns 40 existing multifamily properties containing 14,460 apartment units, and owns and operates two free-standing community retail shopping centers, aggregating 436,000 square feet. Additionally, the Operating Partnership owns substantially all of the economic interest in entities which provide multifamily and retail property management, leasing and development services, interior construction and renovation, building engineering and technical services, and financial advisory services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its investment in the Property Service Businesses.

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

     As a result of acquisitions and the conversion of units into shares, the Company's weighted average ownership percentage of the Operating Partnership increased from 42.2% and 42.3% for the three and six months ended June 30, 1995, respectively, to 45.3% and 45.1% for the three and six months ended June 30, 1996.

3.  NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 1996, the Company implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which provides guidance on the carrying value of long-lived assets. Implementation of the standard had no effect on the consolidated financial statements.

     On January 1, 1996, the Company also implemented SFAS No. 123, "Accounting for Stock-Based Compensation," which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. The Company has elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies and, therefore, implementation of the standard had no effect on the consolidated financial statements. Use of the fair value method would also have had no effect since there were no stock options or grants issued during 1995 or the six months ended June 30, 1996.

4.  PER SHARE DATA

     Earnings per share of the Company for the three and six months ended June 30, 1996 is computed based on 9,906,982 and 9,864,608 shares, respectively, which represents the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Weighted average shares for the three and six month periods ended June 30, 1995 were 9,068,427 and 9,066,322, respectively. Weighted average Operating Partnership units not held by the Company were 11,976,778 and 12,007,373, respectively, for the three and six month periods ended June 30, 1996, and 12,385,863 and 12,342,542, respectively, for the three and six months ended June 30, 1995. Generally, such units may be redeemed for shares of common stock of the Company on a one-for-one basis, or the cash equivalent thereof, at the option of the Company. However, units issued in connection with acquisitions of property may be restricted from conversion for up to two years. Redemptions do not have a dilutive effect. During the three and six months ended June 30, 1996, 21,437 and 159,040 units, respectively, were redeemed for shares of stock.

5.  SUBSEQUENT EVENTS

     Subsequent to June 30, 1996, the Company, through the Operating Partnership, acquired two properties totaling 740 apartment units. A 625-unit highrise community in Washington, D.C. was acquired on July 30, 1996 for approximately $42 million in cash. On August 2, 1996, a 115-unit apartment community located in Washington, D.C. was acquired for $5.2 million, based on assumed debt of $3.3 million and an exchange of approximately 78,800 Operating Partnership units valued at $24 per unit, based on the market price of the Company's stock on the date of acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three and six months ended June 30, 1996 and 1995 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles
E. Smith Residential Realty, Inc. (the "Company"), Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to its control as sole general partner.

FORWARD-LOOKING STATEMENTS

   When used throughout this report, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forwarding-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties which could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions, particularly with regard to the levels of multifamily property occupancy and rental growth in the Washington, D.C. metropolitan area; the registrant's ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the acceptance of the registrant's financing plans by the capital markets, and the effect of prevailing market interest rates and the pricing of the Company's stock; and other risks described from time to time in the registrant's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The registrant undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RENTAL PROPERTIES

   Revenues, expenses and operating income before interest and general/administrative expenses from the multifamily and retail properties for the three and six months ended June 30, 1996 and 1995 were as follows:

                                        Three Months Ended June 30,     Six Months Ended June 30,
                                        ---------------------------     -------------------------
                                            1996         1995              1996         1995
                                            ----         ----              ----         ----

(Dollars in Thousands)

Multifamily Properties - Core
     Revenues                             $ 32,843       $ 31,667        $ 65,578     $ 63,124
     Expenses                              (14,770)       (14,081)        (30,677)     (28,630)
                                          --------       --------        --------     --------
     Operating income before
     depreciation and amortization        $ 18,073       $ 17,586        $ 34,901     $ 34,494
                                          ========       ========        ========     ========

Multifamily Properties -
  Acquisitions and development
     Revenues                             $  5,244       $    620        $  9,608     $    868
     Expenses                               (2,519)          (527)         (4,778)        (714)
                                          --------       --------        --------     --------
     Operating income before
     depreciation and amortization        $  2,725       $     93        $  4,830     $    154
                                          ========       ========        ========     ========
Retail Properties
     Revenues                             $  2,484       $  2,456        $  4,926     $  4,853
     Expenses                                 (933)          (954)         (1,881)      (1,790)
                                          --------       --------        --------     --------
     Operating income before
     depreciation and amortization        $  1,551       $  1,502        $  3,045     $  3,063
                                          ========       ========        ========     ========
Total Rental Properties
     Revenues                             $ 40,571       $ 34,743        $ 80,112     $ 68,845
     Expenses                              (18,222)       (15,562)        (37,336)     (31,134)
                                          --------       --------        --------     --------
     Operating income before
     depreciation and amortization          22,349         19,181          42,776       37,711

     Depreciation and amortization          (4,336)        (3,918)         (8,728)      (7,848)
                                          --------       --------        --------     --------
     Operating income before interest
     and general/administrative
     expenses                             $ 18,013       $ 15,263        $ 34,048     $ 29,863
                                          ========       ========        ========     ========

PROPERTY SERVICE BUSINESSES

   The Operating Partnership's 99% interest in the revenues, expenses and operating income before depreciation and amortization from the various Property Service Businesses for the three and six months ended June 30, 1996 and 1995 were as follows:


                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                                 --------------------------         -------------------------
                                                    1996          1995                  1996          1995
                                                    ----          ----                  ----          ----
(Dollars in Thousands)

Multifamily and Retail
 Property
Management and Other
   Revenues                                      $   2,688      $   2,347              $   5,795     $  4,656
   Expenses/1/                                      (2,303)        (1,886)                (4,495)      (3,833)
                                                  --------       --------               --------     --------
   Operating income before
   depreciation and amortization                 $     385      $     461              $   1,300     $    823
                                                 =========      =========              =========     ========
Interior Construction and Renovation
Services
   Revenues                                      $   1,264      $   1,404              $   2,295     $  2,533
   Expenses/1/                                      (1,184)        (1,201)                (2,351)      (2,470)
                                                  --------       --------               --------     --------
   Operating income (loss) before
   depreciation and amortization                 $      80      $     203              $     (56)    $     63
                                                 =========      =========              =========     ========
Engineering and Technical Services
   (including reimbursed costs)
   Revenues                                      $  10,500      $   9,571              $  20,179     $ 19,597
   Expenses/1/                                      (9,648)        (8,753)               (18,674)     (18,026)
                                                  --------       --------               --------     --------
   Operating income before
   depreciation and amortization                 $     852      $     818              $   1,505     $  1,571
                                                 =========      =========              =========     ========
Financing Services
   Revenues                                      $     720      $     805              $   1,389     $  1,040
   Expenses/1/                                        (299)          (366)                  (586)        (690)
                                                  --------       --------               --------     --------
   Operating income before
   depreciation and amortization                 $     421      $     439              $     803     $    350
                                                 =========      =========              =========     ========
Total Property Services
   Revenues                                       $ 15,172       $ 14,127               $ 29,658     $ 27,826
   Expenses/1/                                     (13,434)       (12,206)               (26,106)     (25,019)
                                                  --------       --------               --------     --------
   Operating income before
    depreciation and amortization                    1,738          1,921                  3,552        2,807
   Depreciation and amortization                      (294)          (335)                  (560)        (660)
                                                  --------       --------               --------     --------
   Equity in income of Property
   Service Businesses                            $   1,444      $   1,586              $   2,992     $  2,147
                                                 =========      =========              =========     ========

/1/ Includes general and administrative costs.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1996 to Three Months Ended June 30, 1995.

   Summary. Net income of the Operating Partnership before interest of Other Operating Partnership Unitholders increased $0.9 million, or 11.4%, from $7.4 million for the three months ended June 30, 1995 to $8.3 million for the three months ended June 30, 1996. Funds from Operations ("FFO") of the Operating Partnership increased $1.3 million, or 11.1%, from $11.3 million to $12.6 million, during the same period. Net income of the Company increased from $1.6 million, or $.17 per share, for the three months ended June 30, 1995 to $2.4 million, or $.24 per share, for the three months ended June 30, 1996. FFO of the Company increased 19%, from $4.8 million to $5.7 million during the same period. The increases in both net income and FFO are attributable to increases in operating income from the residential properties, primarily the acquisition and development properties. These increases were partially offset by increased interest expense and a decrease in Property Service Business income.

   Rental Properties. Revenue from rental properties increased $5.9 million, or 16.8%, from $34.7 million for the three months ended June 30, 1995 to $40.6 million for the three months ended June 30, 1996. The eight acquisition and development properties (defined as properties with less than one full calendar year of operations after stabilization and consisting of 1,998 apartment units, 309 of which were added during the first quarter of 1996) contributed nearly 80%, or $4.6 million, of the rental revenue increase. This reflects the acquisition/development of five properties (1,195 units) subsequent to the second quarter of 1995.

   Revenue from the core portfolio increased $1.2 million, or 3.7%, for the three months ended June 30, 1996 compared to the prior year period with average monthly revenue per apartment unit increasing from $847 to $878 per unit. The balance of the increase in revenue is due primarily to higher market rents and significantly improved vacancy over the prior year quarter. Average economic occupancy for the core portfolio was 97.4% for the three months ended June 30, 1996 compared to 96.5% for the comparable prior year quarter. The increase in occupancy reflects enhanced and targeted marketing and advertising programs implemented by management during the second quarter of 1995 in response to softening demand at that time in certain submarkets of Virginia and Washington, D.C.

   Retail revenues during the three months ended June 30, 1996 increased slightly (1.1%) compared to the three months ended June 30, 1995 reflecting no significant changes in occupancy or rental rates for the retail portfolio.

   Expenses from rental operations increased $2.6 million, or 17.1%, from $15.6 million during the three months ended June 30, 1995 to $18.2 million during the three months ended June 30, 1996 due primarily to the larger acquisition and development portfolio which contributed $1.8 million, or 73%, of the increase. Expenses for the core portfolio increased $.7 million, or 4.9%, during the second quarter compared to the prior year due in part to higher real estate taxes in the

Virginia submarkets. The 1996 real estate tax assessments on Virginia properties, which constitute the majority of the portfolio, averaged 5.5% higher than 1995 assessments while local property tax rates for Arlington and Fairfax counties increased by 2.1% and 5.9%, respectively. The Company also incurred additional expenses related to higher than expected repair and maintenance costs for pools and grounds due to an unseasonably cold winter season.

   Property Service Businesses. The Company's 99% equity in the earnings of the Property Service Businesses decreased from $1.6 million during the second quarter of 1995 to $1.4 million for the second quarter of 1996 as operating income before depreciation and amortization from the Property Service Businesses decreased $.2 million, or 9.5%, from $1.9 million to $1.7 million. The decrease was primarily due to lower revenue and margins on work performed by the Interior Construction and Renovation group as well as increased expenses for Multifamily and Retail Property Management. The Company uses the equity method of accounting for investments in the Property Service Businesses.

   During the three months ended June 30, 1996, Interior Construction and Renovation Services revenue decreased $0.1 million, or 10%, compared to the prior year quarter due to a combination of a shift in the timing of several large renovation projects for affiliated partnerships owning office buildings to the third and fourth quarters, and an increase in third party construction management services which carry lower margins. Third party revenue increased from $0.2 million during the three months ended June 30, 1995 to $0.3 million during the three months ended June 30, 1996.

   Revenues for Multifamily and Retail Property Management increased $0.3 million, or 14.5%, during the second quarter of 1996 as compared to the comparable prior year quarter due primarily to additional management fees earned from an additional third party management contract and on the Company's residential portfolio. Expenses increased primarily due to additional staffing needs related to the expanded portfolio and the associated support costs.

   Engineering and Technical Services revenue increased $.9 million, or 9.7%, during the second quarter with a resulting increase of 10.2% in operating expenses and 4.2% in operating income. Both the higher revenues and costs were attributable primarily to four new third party contracts for operation of HVAC systems, as well as several large HVAC repair and replacement projects for affiliated partnerships.

   Revenue for Financing Services decreased $0.1 million, or 10%, due to the acceleration of a refinancing in the first quarter of 1996 rather than the second quarter. The impact, however, was mitigated by a decrease in operating expenses. Approximately $74.1 million of refinancings were closed in the second quarter of 1996 compared to $78.2 million during the comparable quarter in the prior year.

   Other. General and administrative expenses increased 3.2%, due primarily to legal and other costs incurred in connection with the Company's ongoing acquisition and development efforts. Interest expense increased $1.7 million, or 18.7%, due to additional borrowings under the line of credit for completed acquisitions and development. Amounts outstanding under lines of credit averaged $69,450 for the three months ended June 30, 1996 compared to $29,013 for the three months ended June 30, 1995. Distributions in excess of earnings allocated to Other Operating Partnership Unitholders of $1.4 million and $1.6 million for the three months ended June 30, 1996 and 1995 have no effect on FFO and represent regular quarterly distributions paid to Other Operating Partnership Unitholders in excess of net income attributed to these unitholders because their partnership interests are carried at zero on the balance sheet.

Comparison of Six Months Ended June 30, 1996 to Six Months Ended June 30, 1995

   Summary. Net income of the Operating Partnership before interest of Other Operating Partnership Unitholders increased $1.4 million, or 10.2%, from $13.6 million for the six months ended June 30, 1995, to $15.0 million for the six months ended June 30, 1996. FFO increased $2.3 million, or 10.6%, during the same period. Net income of the Company increased from $1.9 million, or $0.21 per share, for the six months ended June 30, 1995 to $3.1 million, or $0.32 per share, for the six months ended June 30, 1996. The increase in both net income and FFO results from increases in operating income from the rental properties, primarily the acquisitions and development properties as well as increased income from the Property Service Businesses. Such increases were partially offset by increases in interest expense and general and administrative expenses.

   Rental Properties. Revenue from rental properties increased $11.3 million, or 16.4%, from $68.8 million for the six months ended June 30, 1995, to $80.1 million for the six months ended June 30, 1996. The eight acquisition and development properties (consisting of 1,998 units), contributed $8.7 million, or 78%, of the rental property revenue increase. Two properties purchased in 1994 totaling 627 apartment units were transferred into the core portfolio on January 1, 1996. Average monthly revenue per apartment unit of the core portfolio increased 3.9% from $844 per month for the six months ended June 30, 1995, to $877 per month for the six months ended June 30, 1996 due to market rent increases and improved occupancy. Average economic occupancy was 97.2% for the six months ended June 30, 1996 versus 96.7% for the six months ended June 30, 1995. In addition, the Company recognized a $0.2 million fee during the first quarter of 1996 for reimbursement of costs associated with ongoing rental property operations. Together, these factors resulted in a $2.5 million, or 3.9%, increase in revenue from the core properties for the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

   Retail revenues increased slightly (1.5%) with no significant changes in occupancy or rental rates.

   Expenses from rental operations increased $6.2 million, or 19.9%, from $31.1 million for the six months ended June 30, 1995, to $37.3 million for the six months ended June 30, 1996. The increases resulted primarily from the acquisition/development of 1,826 units (subsequent to the first quarter of 1995) which added $4.1 million to operating expenses compared to the prior year period. The increase of $2.0 million in operating expenses for the core portfolio was primarily due to the record cold temperatures and snowfall experienced in the Washington, D.C. region during the first quarter of 1996. This was primarily due to higher operating expenses for snow removal and utilities, particularly fuel consumption, at the residential properties. In addition, depreciation increased $0.9 million due to the acquisition of the 1,826 units.

   Property Service Businesses. The Company's 99% equity in the earnings of the Property Service Businesses increased $0.8 million, or 39.4%, during the six months ended June 30, 1996 compared to the six months ended June 30, 1995. Operating income before depreciation and amortization increased $0.7 million, or 26.5%, from $2.8 million for the six months ended June 30, 1995, to $3.6 million for the six months ended June 30, 1996.

   The increase in revenue and operating income for Multifamily and Retail Property Management results primarily from the impact of a non-recurring fee of $0.6 million related to the termination of a management agreement with a hotel owned by a related party. The hotel was sold during the first quarter of 1996.

   The decrease in revenues and operating income for Interior Construction and Renovation Services during the six months ended June 30, 1996 compared to the comparable prior year is primarily due to a shift to lower margin, third party construction management services compared to higher margin renovation services provided to affiliated partnerships.

   Operating income from Engineering and Technical Services declined 4.2% despite a 3% increase in revenue due primarily to an increase in lower margin third party consulting work, a decrease in HVAC projects, and the adverse impact of severe winter weather during the first quarter.

   Revenue from Financing Services increased $.3 million due primarily to a refinancing fee earned in connection with the termination of a management agreement with a hotel owned by a related party which was sold during the first quarter. In addition, refinancings during the six months ended June 30, 1996 were approximately $27 million higher than the comparable prior year period.

   Other. General and administrative expenses increased $.1 million, or 8.2%, due to legal and other costs incurred in connection with the Company's ongoing acquisition and development efforts. Interest expense increased $3.4 million, or 19.4%, due to additional borrowings under the lines of credit for acquisitions. Distributions in excess of earnings allocated to Other Operating Partnership Unitholders decreased from $3.8 million during the six months ended June 30, 1995 to $3.6 million for the six months ended June 30, 1996.

   Funds from Operations. Industry analysts generally consider Funds from Operations ("FFO") an appropriate measure of performance of an equity REIT. The Company computes FFO as net income (in accordance with generally accepted accounting principles) excluding gains

(or losses) from debt restructuring and distributions in excess of earnings allocated to Other Operating Partnership Unitholders, plus depreciation and amortization of real estate related assets, in accordance with the revised definition adopted by the National Association of Real Estate Investment Trusts. The Company believes that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented in the financial statements and notes thereto included elsewhere in this report. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance, or as an alternative to cash flow from operations as a measure of liquidity or ability to pay dividends.

   Funds from Operations for the three and six months ended June 30, 1996 and 1995 are computed as follows:

                                       Three Months              Six Months
                                      Ended June 30,           Ended June 30,
                                      --------------           --------------
                                    1996          1995       1996          1995
                                    ----          ----       ----          ----


(Dollars in Thousands)
- ----------------------

Net Income of the Operating
Partnership                       $  8,296      $  7,447    $ 14,992    $ 13,600

Depreciation of Real Property        4,336         3,918       8,728       7,848
                                  --------      --------    --------    --------

Funds from Operations of the
Operating Partnership               12,632        11,365      23,720      21,448

Interest of Other Operating
Partnership Unitholders              6,913         6,561      13,022      12,365
                                  --------      --------    --------    --------

Attributable to Shareholders      $  5,719      $  4,804    $ 10,698    $  9,083
                                  ========      ========    ========    ========

LIQUIDITY AND CAPITAL RESOURCES

   Summary. The Company's primary sources of liquidity are cash flows from operating activities and proceeds from lines of credit and construction loans. Secondary sources of liquidity include proceeds from mortgage debt and issuances of additional shares of stock. A summary of the sources of liquidity follows:

                                               Six Months Ended June 30,
                                               -------------------------
                                                1996               1995
                                                ----               ----
(Dollars in Thousands)

  Cash from operating
  activities                                 $ 25,936           $ 23,947

  Proceeds from lines of
  credit and construction
  loans, net                                   17,932             19,083



   The primary uses of liquidity are (i) acquisition and development of rental property, (ii) dividends and distributions, (iii) capital improvements, and (iv) payment on mortgage debt. A summary of the uses of liquidity are as follows:

                                               Six Months Ended June 30,
                                               -------------------------
                                                1996               1995
                                                ----               ----
(Dollars in Thousands)

  Acquisition and development of
   rental properties                         $  17,144          $  13,616
  Dividends and distributions                   21,465             20,290
  Capital improvements                           2,248              2,636
  Principal payments on mortgage debt              352                159

   In March 1996, the Company acquired two apartment properties in northern Virginia totaling 309 apartment units. The 262-unit garden apartment complex in Reston, Virginia was acquired for approximately $13.7 million cash, and an exchange of 22,059 Operating Partnership units valued at $0.5 million based on the market price of the Company's stock on the date of acquisition. The 47-unit community in Old Town, Alexandria was acquired for approximately $2.8 million cash and was purchased to complement the 112-unit apartment project Boulevard of Old Town which was purchased in April, 1995. The acquisitions were funded through borrowings against the Company's lines of credit.

   Subsequent to June 30, 1996, the Company, through the Operating Partnership, acquired two properties totaling 740 apartment units. A 625-unit highrise community in Washington, D.C. was acquired on July 30, 1996 for approximately $42 million in cash funded through borrowings against the lines of credit. On August 2, 1996, a 115-unit apartment community located in

Washington, D.C. was acquired for $5.2 million based upon assumed debt of $3.3 million and an exchange of approximately 78,800 Operating Partnership units valued at $1.9 million based on the market price of the Company's stock on the date of acquisition. These properties bring the Company's total acquisitions to eleven properties with over 3,000 units acquired since its initial public offering in mid-1994.

Debt
   As of June 30, 1996, the Company had mortgage indebtedness and borrowings under the lines of credit and construction loan as follows:

                                             Dollars in           % of
                                             Thousands           Total
                                             ---------           -----
Long-term mortgage debt
(maturities greater than 1 year)
  Fixed rate                                 $ 365,321            72.9%
  Variable rate                                      -                -

Short-term mortgage debt
(maturities less than 1 year)
  Fixed rate                                    30,966             6.2%
  Variable rate                                 17,334             3.5%

$100M Acquisition Line of Credit                39,450             7.9%
$83M Acquisition Line of Credit                 30,000             6.0%
Construction loan                               17,686             3.5%
                                             ---------           ------
 Total Debt                                  $ 500,757           100.0%
                                             =========           ======

   As of June 30, 1996, the Company's Debt to Total Market Capitalization Ratio was 48.7%, based on 9,867,163 shares and 12,068,458 partnership units outstanding at a stock price of $24.00. The Company's Debt Coverage Ratio for the three months ended June 30, 1996 was 2.37:1.

Dividends and Distributions

   During the six months ended June 30, 1996, the Company and the Operating Partnership paid dividends/distributions of $21.5 million, or $.49 per share/unit, representing an annual rate of $1.96 per share/unit.

Other

For the six months ended June 30, 1996, total capital improvements were $2.2 million, of which $1.7 million, or $136 per core apartment unit, were for the core portfolio. Approximately 45% of the capital expenditures on the core portfolio are considered by management to be revenue generating or economic improvements, as shown below, which directly affect the Company's ability to increase rents on specific units. The remaining 55% of capital expenditures on the core portfolio for such items as common area improvements indirectly influence the Company's ability to increase rents and are considered non-revenue generating. A summary of core capital expenditures follows:

                                    Total $      Actual # of       Average $ Per       Average $ Per
Expenditure Type                     Spent      Units Improved     Units Improved        Core unit
- ----------------                     -----      --------------     --------------      -----------
                                (In thousands)
Replacements:
   Appliances                     $   251.0          458             $     548            $      20
   Window treatments                    7.1           13                   546                    1
   Carpet                             297.4          266                 1,118                   24
   Tile                                 6.1            8                   763                    1
Renovations:
   Kitchen                             80.3           44                 1,825                    6
   Bath                               117.1           30                 3,903                    9
                                  ---------                                               ---------

Total revenue generating
 improvements                         759.0                                                      61
Non-revenue generating
 improvements                         934.7                                                      75
                                  ---------                                               ---------

Total capital expenditures
 - core                           $ 1,693.7                                               $     136
                                  =========                                               =========

                                    PART II

Item 1.  Legal Proceedings.

       Regarding the suit filed against Smith Realty Company on November 8, 1995, alleging sexual harassment and employment discrimination based on sexual preference pursuant to Title VII of the Civil Rights Act of 1964, the company's motion for summary judgment was granted in full on June 7, 1996, resulting in a dismissal of all claims. On June 20, 1996, the plaintiff appealed to the United States Court of Appeals for the Fourth Circuit for a review of the judgment, and such request is not expected to be considered until early 1997. The Company reaffirms its belief that an adverse outcome in the remaining litigation would not have a material adverse impact on the Company's financial condition or results of operations.

       The Company previously reported on two lawsuits brought in 1994 by Alder Branch Realty Limited Partnership, a limited partner in Plaza Associates Limited Partnership ("Plaza") and Tower Associates Limited Partnership ("Tower"), whose multifamily properties are currently being managed by Smith Realty Company ("SRC"), one of the Company's Property Service
       Businesses: one against Robert H. Smith, as a general partner of Plaza and Tower, and its managing agent, Charles E. Smith Management, Inc. ("CES"), whose residential management business was purchased by the Operating Partnership in the Formation Transactions; and the other, purporting to be a class action, against Ernest A. Gerardi, Jr., and Messrs. Smith and Kogod, present or former officers of CES. These suits allege breaches of fiducuary duties by the general partners and the payment of unfair and excessive management fees. Because the Company did and does not believe that the outcome of the suits will jeopardize the continued management of Plaza's and Tower's multifamily properties by SRC or have a material impact on other properties which are managed by SRC but which did not participate in the Formation Transactions, or that an adverse outcome in such litigation would have a material adverse effect on the Company's financial condition or results of operations, the Company previously stated that it would no longer report on these proceedings in its filings with the Commission. On May 31, 1996, however, Alder Branch Limited Partnership filed a similar lawsuit against the Company and the Operating Partnership, as well as two of the three general partners of Tower, alleging the payment of unfair and excessive management fees and breaches of fiduciary duties by the named general partners of Tower. The suit seeks the restitution of fees paid to SRC by Tower, a rescission of the management agreement, and compensatory and punitive damages in unspecified amounts. The defendants in the latest action have filed a motion to dismiss with prejudice all counts against the Company and the Operating Partnership, which is scheduled to be heard on September 6, 1996. The Company believes that it is highly unlikely that the relief demanded in this lawsuit will be granted, but that even an adverse outcome in such litigation would not have a material adverse effect on the Company's financial condition or results of operations. If a recovery against the Company were granted, it would be entitled to reimbursement from Robert H. Smith and Robert P. Kogod under a previously-delivered indemnity agreement.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

     The regular Annual Meeting of the Registrant was held on May 20, 1996. At this Annual Meeting, incumbent Directors Fred J. Brinkman and Robert P. Kogod were re-elected to the Board of Directors for terms ending in in 1999; Directors Fred J. Brinkman, Ernest A. Gerardi, Jr., Charles B. Gill, Robert P. Kogod, Mandell J. Ourisman, Robert H. Smith, and Mallory Walker continued their terms in office. The shareholders also voted at this Annual Meeting to ratify the Board of Directors' appointment of Arthur Andersen LLP as the independent auditors of the Registrant for the fiscal year ending December 31, 1996. The votes cast at this Annual Meeting were as follows:

     Election of Fred J. Brinkman:            FOR- 8,450,720 shares
                                              WITHHELD- 7,962 shares

     Election of Robert P. Kogod:              FOR- 8,450,820 shares
                                               WITHHELD- 7,862 shares

     Ratification of Appointment of            FOR- 8,444,575 shares
     Arthur Andersen LLP                       AGAINST- 6,160 shares
                                               ABSTAINING- 7,947 shares

Item 5.  Other Information.

      None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:

           None.

     (b) Reports on Form 8-K

           A Current Report of the Company on Form 8-K was filed on August 13, 1996, describing and presenting financial statements for real estate properties acquired by the Company during the current fiscal year.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CHARLES E. SMITH RESIDENTIAL REALTY, INC.



Date: August 12, 1996    By:    /s/ Anthony J. LoPinto
                            -----------------------------------------------
                                       Anthony J. LoPinto
                                       Executive Vice President, Chief
                                       Financial Officer and Treasurer of
                                       Charles E. Smith Residential Realty,
                                       Inc. (on behalf of the Registrant and
                                       as Principal Financial Officer)