Form 10-Q
period 1996-09-30
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 1996-11-13
CIK 919004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             --------------------

                                   FORM 10-Q

 X              Quarterly Report Pursuant to Section 13 or 15(d)
---                  of the Securities Exchange Act of 1934
                    For the quarter ended September 30, 1996

                                      or

                Transition Report Pursuant to Section 13 or 15(d)
---                 of the Securities Exchange Act of 1934
                       For the period from           to

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

     As of October 31, 1996, there were 9,957,625 Shares of Common Stock of the Registrant issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.

                                   FORM 10-Q

                                     INDEX

PART I - FINANCIAL INFORMATION                                       Pages
                                                                     -----
     Item 1: Financial Statements

             Charles E. Smith Residential Realty, Inc.
             Financial Statements as of September 30, 1996 and 1995, and December 31, 1995, Filed as a Part of This Report

             Consolidated Balance Sheets                                3

             Consolidated Statements of Operations                      4

             Consolidated Statements of Shareholders' Equity            5

             Consolidated Statements of Cash Flows                      6

             Notes to Consolidated Financial Statements                 7

     Item 2: Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       10

PART II - OTHER INFORMATION                                            22

SIGNATURES                                                             23

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                September 30, 1996         December 31, 1995
                                                                                ------------------         -----------------
                                                                                   (Unaudited)
          ASSETS
Rental property, at predecessor cost, net                                       $         268,540          $     276,269
Rental property, acquired and developed, net                                              202,487                138,221
Cash and cash equivalents                                                                   3,586                  9,478
Tenants' security deposits                                                                  3,831                  3,634
Escrow funds                                                                                6,449                  5,371
Investment in and advances to Property Service Businesses
     and other                                                                             11,364                  8,348
Deferred charges, net                                                                      18,345                 18,782
Other assets                                                                                9,211                  9,219
                                                                                  ----------------           ------------
                                                                                $         523,813          $     469,322
                                                                                  ================           ============

          LIABILITIES AND EQUITY

Liabilities
     Mortgage loans                                                             $         416,911          $     413,973
     Notes payable                                                                        129,736                 69,204
     Accounts payable and accrued expenses                                                 10,486                 12,693
     Tenants' security deposits                                                             3,831                  3,634
     Due to related parties                                                                   287                  1,441
                                                                                  ----------------           ------------
          Total liabilities                                                               561,251                500,945
                                                                                  ----------------           ------------

Interest of Other Operating Partnership Unitholders                                             -                      -

Commitments and contingencies

Shareholders' equity
     Common stock - $.01 par value; 95,000,000 shares authorized; 9,943,511 and
          9,708,123 shares issued and outstanding at September 30, 1996 and
          December 31, 1995, respectively                                                      99                     97
     Additional paid-in capital - includes contributed
          deficit of $244,208                                                             (23,971)               (26,585)
     Retained deficit                                                                     (13,566)                (5,135)
                                                                                  ----------------           ------------
          Total shareholders' equity                                                      (37,438)               (31,623)
                                                                                  ----------------           ------------
                                                                                $         523,813          $     469,322
                                                                                  ================           ============


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       (Unaudited - Dollars in Thousands, Except for Per Share Amounts)

                                                                      For the Three Months              For the Nine Months
                                                                      Ended September 30,               Ended September 30,
                                                               ------------------------------------------------------------------
                                                                     1996             1995             1996             1995
                                                               ---------------    -------------     ------------    -------------
                                                                                    (Restated)                        (Restated)
RENTAL PROPERTIES
     Revenues                                                $         42,702   $       37,251    $     122,814   $      106,096

     Expenses
        Operating                                                      16,621           15,046           48,850           42,054
        Real estate taxes                                               2,658            2,209            7,765            6,335
        Depreciation and amortization                                   4,748            4,067           13,476           11,915
                                                               ---------------    -------------     ------------    -------------
            Total expenses                                             24,027           21,322           70,091           60,304
                                                               ---------------    -------------     ------------    -------------

        Operating profit - rental properties                           18,675           15,929           52,723           45,792
                                                               ---------------    -------------     ------------    -------------

PROPERTY SERVICE BUSINESSES
     Equity in income of Property Service Businesses                    1,797            1,994            4,789            4,141
                                                               ---------------    -------------     ------------    -------------

General & administrative expenses                                        (667)            (611)          (2,207)          (2,034)
Interest income                                                           192              365              726              999
Interest expense                                                      (11,206)          (9,572)         (32,248)         (27,193)
                                                               ---------------    -------------     ------------    -------------

Net income of the Operating Partnership                                 8,791            8,105           23,783           21,705

Interest of Other Operating Partnership Unitholders                     4,818            4,611           13,047           12,459

Distributions in excess of earnings allocated to
    Other Operating Partnership Unitholders                             1,094            1,249            4,726            5,095
                                                               ---------------    -------------     ------------    -------------

Net income                                                   $          2,879   $        2,245    $       6,010   $        4,151
                                                               ===============    =============     ============    =============

Net income per share                                         $           0.29   $         0.24    $        0.61   $         0.45
                                                               ===============    =============     ============    =============


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

  Common                                                                           Additional      Retained
  Stock                                                               Common         Paid-in       Earnings
Outstanding (Dollars in Thousands, Except for Per Share Amounts)       Stock         Capital       (Deficit)     Total
----------- -------------------------------------------------------------------------------------------------------------------
               Balance, June 29, 1994                                $      -   $         -      $        -   $         -
                  Contribution by Predecessors of assets,
                       at historical cost, net of liabilities               -      (244,208)              -      (244,208)
                  Proceeds of Offerings,
                       net of underwriting discount
  9,049,667            and offering costs of $15,813                       90       201,284               -       201,374
                  Adjustment for Unit Grants                                            285                           285
                  Earnings in Excess of Distributions to
                      Other Operating Partnership Unitholders               -             -           2,841         2,841
                  Net income                                                -             -           6,532         6,532
                  Dividends ($0.48 per share)                               -             -          (4,344)       (4,344)
----------                                                             -------    ----------       ---------    ----------

 9,049,667        Balance, December 31, 1994                                90       (42,639)         5,029       (37,520)
                  Operating Partnership equity
                       exchanged for acquisitions                            -        15,491              -        15,491
                  Conversion of Operating Partnership units
   658,456             to common stock                                       7            (7)             -             -
                  Adjustment for Unit Grants                                 -           570              -           570
                  Net income                                                 -             -          7,529         7,529
                  Dividends ($1.915 per share)                               -             -        (17,693)      (17,693)
----------                                                             -------    ----------       ---------    ----------

9,708,123         Balance, December 31, 1995                                97       (26,585)        (5,135)      (31,623)
                  Operating Partnership equity
                       exchanged for acquisitions                            -         2,403              -         2,403
                  Conversion of Operating Partnership units
  235,388              to common stock                                       2            (2)             -             -
                  Redemption of Operating Partnership units                  -          (192)             -          (192)
                  Adjustment for Unit Grants                                 -           405              -           405
                  Net income                                                 -             -          6,010         6,010
                  Dividends ($1.47 per share)                                -             -        (14,441)      (14,441)
---------                                                              -------    ----------       ---------    ----------

9,943,511         Balance, September 30, 1996 (Unaudited)             $     99       (23,971)    $  (13,566)  $   (37,438)
=========                                                              =======    ==========       =========    ==========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                       (Unaudited)
                                                                                   For the Nine Months
                                                                                    Ended September 30,
                                                                   -----------------------------------------------
                                                                          1996                        1995
                                                                   ------------------        ---------------------
                                                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $             6,010       $               4,151
     Interest of Other Operating Partnership Unitholders                       13,047                      12,459
     Adjustments to reconcile net income
       to net cash provided by operating activities:
        Depreciation and amortization                                          15,834                      14,371
        Distributions in excess of earnings allocated to
            Other Operating Partnership Unitholders                             4,726                       5,095
        Decrease (increase) in other assets                                         8                        (285)
        Decrease in accounts payable and accrued expenses                      (2,207)                       (209)
                                                                   -------------------        --------------------
            Net cash provided by operating activities                          37,418                      35,582
                                                                   -------------------        --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of rental property                          (60,193)                    (36,285)
     Additions to rental property                                              (3,954)                     (2,592)
     Increase (decrease) in related party payables:
        Property Service Businesses                                              (635)                     (9,171)
        Affiliates                                                               (468)                       (928)
        Predecessor                                                               (51)                        112
     Increase in investment in and advances
        to Property Service Businesses and other                               (3,016)                     (2,605)
     Other                                                                     (2,797)                       (784)
                                                                   -------------------        --------------------
            Net cash used in investing activities                             (71,114)                    (52,253)
                                                                   -------------------        --------------------

CASH FLOWS FROM FINANCING ACTIVITES:
     Mortgage debt:
          Proceeds                                                             31,095                           -
          Repayments                                                          (31,417)                       (281)
     Lines of credit:
          Proceeds from draws                                                  72,600                      15,599
          Repayments                                                          (13,100)                          -
     Proceeds from construction loans                                           1,032                      13,981
     Redemption of Operating Partnership units                                   (192)                          -
     Dividends and distributions                                              (32,214)                    (30,516)
                                                                   -------------------        --------------------
            Net cash provided by (used in) financing activities                27,804                      (1,217)
                                                                   -------------------        --------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (5,892)                    (17,888)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  9,478                      18,350
                                                                   -------------------        --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $              3,586       $                 462
                                                                   ===================        ====================

SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                      $             30,294       $              26,216
     Purchase of properties in exchange for Operating
        Partnership units                                                       2,403                      13,727
     Assumption of debt on acquisition                                          3,260                      30,619
     Capitalized interest                                                           -                         598

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty, Inc. (the "Company") and Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to the Company's control as sole general partner. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited and reflects all normal, recurring adjustments which management believes are necessary for a fair presentation of financial position as of September 30, 1996 and the results of operations for the interim periods ended September 30, 1996 and 1995. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K. As discussed in the Form 10-K, 1995 results were restated to reflect a change in accounting for the Property Service Businesses from the cost to the equity method in compliance with the Emerging Issues Task Force consensus "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation". As a result, the Company's net income for the three and nine month periods ended September 30, 1995 decreased by $1.4 million ($0.15 per share) and $5.5 million ($0.61 per share), respectively, while the Operating Partnership's net income decreased by $325,000 and $986,000, respectively. The change had no effect on Funds from Operations of the Company or of the Operating Partnership.

     The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily residential multifamily properties. As of September 30, 1996, the Operating Partnership owns 42 existing multifamily properties containing 15,200 apartment units, and owns and operates two free-standing community retail shopping centers, aggregating 436,000 square feet. Additionally, the Operating Partnership owns substantially all of the economic interest in entities which provide multifamily and retail property management, leasing and development services, property renovation, construction and construction management services, building engineering and technical services, and financial advisory services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its investment in the Property Service Businesses.

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

     During the third quarter of 1996, the Company, through the Operating Partnership, acquired two properties totaling 740 apartment units. A 625-unit highrise community in Washington, D.C. was acquired in July for approximately $42 million in cash. In August, a 115-unit apartment community located in Washington, D.C. was acquired for $5.2 million, based on assumed debt of $3.3 million and an exchange of 79,600 Operating Partnership units valued at the market price of the Company's stock on the date of acquisition.

     As a result of acquisitions and the conversion of units into shares, the Company's weighted average ownership percentage of the Operating Partnership increased from 43.2% and 42.6% for the three and nine months ended September 30, 1995, respectively, to 45.3% and 45.1% for the three and nine months ended September 30, 1996.


3.   NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 1996, the Company implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which provides guidance on the carrying value of long-lived assets. Implementation of the standard had no effect on the consolidated financial statements.

     On January 1, 1996, the Company also implemented SFAS No. 123, "Accounting for Stock-Based Compensation," which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. The Company has elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies and, therefore, implementation of the standard had no effect on the consolidated financial statements. Use of the fair value method would also have had no effect since there were no stock options or grants issued during 1995 or the nine months ended September 30, 1996.

4.   PER SHARE DATA

     Earnings per share of the Company for the three and nine months ended September 30, 1996 is computed based on 9,928,762 and 9,878,421 shares, respectively, which represents the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Weighted average shares for the three and nine month periods ended September 30, 1995 were 9,396,481 and 9,177,525, respectively. Weighted average Operating Partnership units not held by the Company were 12,002,644 and 12,005,784, respectively, for the three and nine month periods ended September 30, 1996, and 12,369,296 and 12,351,557, respectively, for the three and nine months ended September 30, 1995. Generally, such units may be redeemed for shares of common stock of the Company on a one-for-one basis, or the cash equivalent thereof, at the option of the Operating Partnership. However, units issued in connection with acquisitions of property may be restricted from conversion for up to two years. Redemptions do not have a dilutive effect. During the three and nine months ended September 30, 1996, 76,348 and 235,388 units, respectively, were redeemed for shares of stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three and nine months ended September 30, 1996 and 1995 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty, Inc. (the "Company"), Charles
E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to its control as sole general partner.

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


RENTAL PROPERTIES

     Revenues, expenses and operating income before interest and general/administrative expenses from the multifamily and retail properties for the three and nine months ended September 30, 1996 and 1995 were as follows:



                             Three Months Ended September 30,     Nine Months Ended September 30,
                             --------------------------------     ------------------------------
                                        1996             1995           1996           1995
                                        ----             ----           ----           ----
(Dollars in Thousands)

Multifamily Properties - Core
     Revenues                        $  33,267       $   32,332     $   98,845     $   95,456
     Expenses                          (15,489)         (15,311)       (46,166)       (43,941)
                                    -----------         ---------      --------      ---------
     Operating income before
     depreciation and amortization   $  17,778        $  17,021      $  52,679      $  51,515
                                      ========         ========       =========      ========

Multifamily Properties -
  Acquisitions and development
     Revenues                        $   6,804        $   2,046      $  16,412      $   2,914
     Expenses                           (2,812)          (1,182)        (7,590)        (1,896)
                                       --------          -------      ---------     ----------
     Operating income before
     depreciation and amortization   $   3,992        $     864      $   8,822      $   1,018
                                     =========        =========      =========      =========

Retail Properties
     Revenues                        $   2,631        $   2,873      $   7,557      $   7,726
     Expenses                             (978)            (762)        (2,859)        (2,552)
                                     ----------       ----------     ----------     ----------
     Operating income before
     depreciation and amortization   $   1,653        $   2,111       $  4,698      $   5,174
                                     =========        =========       ========      =========
Total Rental Properties
     Revenues                        $  42,702        $  37,251      $ 122,814      $ 106,096
     Expenses                          (19,279)         (17,255)       (56,615)       (48,389)
                                     ----------       ----------     ----------     ----------

     Operating income before
     depreciation and amortization      23,423           19,996         66,199         57,707

     Depreciation and amortization      (4,748)          (4,067)       (13,476)       (11,915)
                                     ----------       ----------     ----------     ----------

     Operating income before interest
     and general/administrative
     expenses                        $  18,675        $  15,929      $  52,723      $  45,792
                                     =========        =========      =========      =========


PROPERTY SERVICE BUSINESSES

          The Operating Partnership's 99% interest in the revenues, expenses and operating income before depreciation and amortization from the various Property Service Businesses for the three and nine months ended September 30, 1996 and 1995 were as follows:


                             Three Months Ended September 30,     Nine Months Ended September 30,
                             --------------------------------     -------------------------------
                                        1996             1995           1996           1995
                                        ----             ----           ----           ----
(Dollars in Thousands)

Multifamily and Retail Property
Management and Other
     Revenues                        $   2,942        $   2,437      $   8,737      $   7,093
     Expenses/1/                        (2,338)          (1,944)        (6,833)        (5,777)
                                     ----------       ----------     ----------     ----------

      Operating income before        $     604        $     493      $   1,904      $   1,316
      depreciation and amortization  =========        =========      =========      =========

Interior Construction and Renovation
Services
     Revenues                        $   1,493        $   1,654      $   3,788      $   4,187
     Expenses/1/                        (1,122)          (1,122)        (3,473)        (3,592)
                                     ----------       ----------     ----------     ----------
      Operating income before
      depreciation and amortization  $     371        $     532      $     315      $     595
                                     =========        =========      =========      =========

Engineering and Technical Services
     (including reimbursed costs)
     Revenues                        $  10,512        $  10,162      $  30,691      $  29,759
     Expenses/1/                        (9,480)          (9,292)       (28,154)       (27,318)
                                     ----------       ----------     ----------     ----------
     Operating income before
     depreciation and amortization   $   1,032        $     870      $   2,537      $   2,441
                                     =========        =========      =========      =========
Financing Services
     Revenues                        $     332        $     574      $   1,721      $   1,614
     Expenses/1/                          (223)            (150)          (809)          (840)
                                     ---------        ----------     ----------     ----------
     Operating income before
     depreciation and amortization   $     109        $     424      $     912      $     774
                                     =========        =========      =========      =========
Total Property Services
     Revenues                        $  15,279        $  14,827      $  44,937      $  42,653
     Expenses/1/                       (13,163)         (12,508)       (39,269)       (37,527)
                                     ----------       ----------     ----------     ----------
     Operating income before
     depreciation and amortization       2,116            2,319          5,668          5,126
     Depreciation and amortization        (319)            (325)          (879)          (985)
                                     ----------       ----------     ----------     ----------
     Equity in income of Property
     Service Businesses              $   1,797        $   1,994      $   4,789      $   4,141
                                     =========        =========      =========      =========


/1/ Includes general and administrative costs.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1996 to Three Months Ended September 30, 1995.

          Summary. Net income of the Operating Partnership before interest of Other Operating Partnership Unitholders increased $0.7 million, or 8.4%, from $8.1 million for the three months ended September 30, 1995 to $8.8 million for the three months ended September 30, 1996. Funds from Operations ("FFO") of the Operating Partnership increased $1.3 million, or 11.2%, from $12.2 million to $13.5 million, during the same period. Net income of the Company increased from $2.2 million, or $.24 per share, for the three months ended September 30, 1995 to $2.9 million, or $.29 per share, for the three months ended September 30, 1996. FFO of the Company increased 16.6%, from $5.2 million to $6.1 million during the same period. The increases in both net income and FFO are attributable to increases in operating income from the residential properties, primarily the acquisition and development properties. These increases were partially offset by increased interest expense and decreased income from the Property Service Businesses and the retail properties.

          Rental Properties. Revenue from rental properties increased $5.5 million, or 14.6%, from $37.2 million for the three months ended September 30, 1995 to $42.7 million for the three months ended September 30, 1996. The ten acquisition and development properties (defined as properties with less than one full calendar year of operations after stabilization and consisting of 2,738 apartment units, 309 and 740 of which were added during the first and third quarters of 1996, respectively) contributed approximately 87%, or $4.8 million, of the rental revenue increase.

          Revenue from the core portfolio increased $0.9 million, or 2.9%, for the three months ended September 30, 1996 compared to the prior year period with average monthly revenue per apartment unit increasing from $865 to $890 per unit. The increase is due primarily to higher market rents offset by slightly higher vacancy over the prior year quarter. Average economic occupancy for the core portfolio was 97.2% for the three months ended September 30, 1996 compared to 97.7% for the comparable prior year quarter. The decrease in occupancy was not unexpected given the aggressive efforts initiated by management to increase market rents as well as the implementation during the third quarter of 1996 of several revenue-enhancing initiatives, including a premium for month-to-month leases and a move-in fee. The Company also continues to expand and aggressively market the furnished apartment program. As a result, revenues on this product increased $0.1 million, or 17%, over the prior year period.

          Retail revenues during the three months ended September 30, 1996 decreased $0.2 million, or 8.4%, compared to the three months ended September 30, 1995 reflecting decreased base rents and higher vacancy at the Skyline Mall. Average occupancy at Skyline Mall declined from 96.4% during the three months ended September 30, 1995 to 93.3% for the three months ended September 30, 1996 due to several stores remaining vacant during the third quarter. As of October

31, 1996, Skyline Mall was 95.3% leased.

          Expenses from rental operations increased $2.0 million, or 11.7%, from $17.2 million during the three months ended September 30, 1995 to $19.2 million during the three months ended September 30, 1996 due primarily to the larger acquisition and development portfolio which contributed $1.6 million, or 81%, of the increase. Expenses for the core residential portfolio increased $0.2 million, or 1.2%, during the third quarter compared to the prior year. The increase is primarily due to higher real estate taxes in the Virginia submarkets which constitute the majority of the portfolio. Assessments averaged 5.5% higher in 1996 than in 1995 for the Virginia properties while local property tax rates for Arlington and Fairfax counties increased by 2.1% and 5.9%, respectively. The Company also incurred higher expenses during the third quarter of 1996 due to the expanded furnished apartment program and the related marketing and advertising activities. The increases in expenses were largely offset by utility savings related to an unseasonably cool summer ($0.5 million), and a credit earned from a ground lessor in connection with a debt refinancing ($0.2 million).

          Property Service Businesses. The Company's 99% equity in the earnings of the Property Service Businesses decreased from $2.0 million during the third quarter of 1995 to $1.8 million for the third quarter of 1996 as operating income (before depreciation and amortization) from the Property Service Businesses decreased $0.2 million, or 8.8%, from $2.3 million to $2.1 million. The decrease was primarily due to lower financing services fees as well as lower revenue and margins on Interior Construction and Renovation Services. These decreases were partially offset by higher operating income for both Multifamily and Retail Property Management, and Engineering and Technical Services. The Company uses the equity method of accounting for investments in the Property Service Businesses.

          During the three months ended September 30, 1996, Interior Construction and Renovation Services' revenue decreased $0.2 million, or 9.7%, compared to the prior year quarter due primarily to a shift in the type of services provided. During the third quarter of 1995, approximately 85% of revenue was derived from general contracting services provided to affiliated partnerships and their tenants. During the three months ended September 30, 1996, 71% of revenue was derived from affiliated partnerships and their tenants while 29% was derived from third party construction management services. As a result, revenue from affiliated partnerships decreased by $0.2 million during the period compared to the prior year. Management expects to continue pursuing third-party construction management work, based on current market conditions. During the third quarter of 1996, Interior Construction and Renovation Services was awarded a contract with an agency of the Federal Government to manage an estimated $55 million, multi-year construction renovation project.

          Revenues for Multifamily and Retail Property Management increased $0.5 million, or 20.7%, during the third quarter of 1996 as compared to the comparable prior year quarter due primarily to retail leasing fees earned on leases associated with a third-party development project.

          Engineering and Technical Services revenue increased $0.4 million, or 3.4%, during the third quarter with a resulting increase of 2.0% in operating expenses and 18.6% in operating income. Both the higher revenues and costs were attributable primarily to large repair and replacement projects for affiliated partnerships as well as additional services provided under contracts for HVAC operations and preventive maintenance.

          Revenue for Financing Services decreased $0.2 million, or 42%, due to a decrease in refinancings during the quarter. Approximately $13.8 million of refinancings were closed in the third quarter of 1996 compared to $51 million during the comparable quarter in the prior year.

          Other. General and administrative expenses increased 9.2%, due primarily to costs incurred in connection with the Company's ongoing acquisition and development efforts. Interest expense increased $1.6 million, or 17.1%, due to additional borrowings under the lines of credit for completed acquisitions and development. Amounts outstanding under lines of credit averaged $115.5 million for the three months ended September 30, 1996 compared to $43.3 million for the three months ended September 30, 1995. Distributions in excess of earnings allocated to Other Operating Partnership Unitholders of $1.1 million and $1.2 million for the three months ended September 30, 1996 and 1995, respectively, have no effect on FFO and represent regular quarterly distributions paid to Other Operating Partnership Unitholders in excess of net income attributed to these unitholders because their partnership interests are carried at zero on the balance sheet.


Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995

          Summary. Net income of the Operating Partnership before interest of Other Operating Partnership Unitholders increased $2.1 million, or 9.6%, from $21.7 million for the nine months ended September 30, 1995, to $23.8 million for the nine months ended September 30, 1996. FFO increased $3.6 million, or 10.8%, during the same period. Net income of the Company increased from $4.2 million, or $0.45 per share, for the nine months ended September 30, 1995 to $6.0 million, or $0.61 per share, for the nine months ended September 30, 1996. The increase in both net income and FFO results from increases in operating income from the rental properties, primarily the acquisition and development properties, as well as increased income from the Property Service Businesses. Such increases were partially offset by increases in interest expense and general and administrative expenses and a decrease in interest income.

          Rental Properties. Revenue from rental properties increased $16.7 million, or 15.8%, from $106.1 million for the nine months ended September 30, 1995, to $122.8 million for the nine months ended September 30, 1996. The ten acquisition and development properties (consisting of 2,738 units), contributed $13.5 million, or 80.7%, of the rental property revenue increase. (Note that the two properties purchased in 1994 totaling 627 apartment units were transferred into the core portfolio on January 1, 1996.) The core portfolio contributed an increase of $3.4 million, or 3.6%, in revenue during the nine months ended September 30, 1996 over the prior year. Average monthly revenue per apartment unit of the core portfolio increased from $851 to $881 per month for the nine months ended September 30, 1995 and 1996, respectively, due to market rent increases and a slightly improved occupancy. Average economic occupancy was 97.2% for the nine months ended September 30, 1996 versus 97.1% for the nine months ended September 30, 1995. Core revenue includes a $0.2 million fee recognized during the first quarter of 1996 for reimbursement of costs associated with ongoing rental property operations.

          Retail revenues decreased by $0.2 million, or 2.2%, during the nine months ended September 30, 1996 compared to the prior year due to lower base and percentage rents as well as higher vacancy at Skyline Mall. In addition, non-escalatable repairs and maintenance expenses were higher than the prior year.

          Expenses from rental operations increased $8.2 million, or 17.0%, from $48.4 million for the nine months ended September 30, 1995, to $56.6 million for the nine months ended September 30, 1996. The increases resulted primarily from the acquisition/development of 2,566 units (subsequent to the first quarter of 1995) which added $5.7 million to operating expenses compared to the prior year period. The increase of $2.2 million, or 5.1%, in operating expenses for the core portfolio was primarily due to expected increases in payroll and related costs as well as higher furnished apartment expenses and related marketing costs due to the expansion of this product in 1996. In addition, real estate taxes were significantly higher in 1996 due to increases in rates and assessments.
The substantial increase in utility costs during the first quarter of 1996 due to the record cold temperatures was substantially offset during the third quarter due to an unseasonably cool summer. However, snow removal costs in 1996 were substantially higher than in 1995 due to the record snowfall. In addition, depreciation increased $1.6 million due to the acquisition of the 2,566 units.

          Property Service Businesses. The Company's 99% equity in the earnings of the Property Service Businesses increased $0.6 million, or 15.6%, during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. Operating income before depreciation and amortization increased $0.6 million, or 10.6%, from $5.1 million for the nine months ended September 30, 1995, to $5.7 million for the nine months ended September 30, 1996.

          The increase in revenue and operating income for Multifamily and Retail Property Management results primarily from the impact of a non-recurring fee of $0.6 million related to the termination of a management agreement with a hotel owned by a related party. The hotel was sold during the first quarter of 1996. In addition, approximately $0.3 million of leasing fees were earned during the third quarter of 1996 in connection with retail leases for a third party development project.

          The decrease in revenues and operating income for Interior Construction and Renovation Services during the nine months ended September 30, 1996 compared to the prior year period is primarily due to a shift to lower margin, third-party construction management services compared to higher margin general contracting services provided to affiliated partnerships.

          Operating income from Engineering and Technical Services increased 3.9% due primarily to an increase in third party consulting work.

          Revenue from Financing Services increased $0.1 million due primarily to a refinancing fee earned in connection with the termination of a management agreement with a hotel owned by a related party which was sold during the first quarter. Overall, however, refinancings during the nine months ended September 30, 1996 were approximately $10.2 million lower than the comparable prior year period which offset the termination related finance fee.

          Other.   General and administrative expenses increased $0.2 million, or 8.5%, due primarily to legal and other costs incurred in connection with the Company's ongoing acquisition and development efforts. Interest expense increased $5.1 million, or 18.6%, due to additional borrowings under the lines of credit for acquisitions. Distributions in excess of earnings allocated to Other Operating Partnership Unitholders decreased from $5.1 million during the nine months ended September 30, 1995 to $4.7 million for the nine months ended September 30, 1996.

          Funds from Operations. Industry analysts generally consider Funds from Operations ("FFO") an appropriate measure of performance of an equity REIT. The Company computes FFO as net income (in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and distributions in excess of earnings allocated to Other Operating Partnership Unitholders, plus depreciation and amortization of real estate related assets, in accordance with the revised definition adopted by the National Association of Real Estate Investment Trusts. The Company believes that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income as presented in the financial statements and notes thereto included elsewhere in this report. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of the Company's operating performance, or an alternative to cash flow from operations as a measure of liquidity or ability to pay dividends.

          Funds from Operations for the three and nine months ended September 30, 1996 and 1995 are computed as follows:

                                   Three Months Ended September 30,     Nine Months Ended September 30,
                                   --------------------------------     -------------------------------
                                           1996          1995              1996        1995
                                           ----          ----              ----        ----

(Dollars in Thousands)
----------------------

Net Income of the Operating
Partnership                              $  8,791       $  8,105         $  23,783    $  21,705

Depreciation of Real Property               4,748          4,067            13,476       11,915
                                         --------       --------         ---------    ---------

Funds from Operations of the
Operating Partnership                      13,539         12,172            37,259       33,620

Interest of Other Operating
Partnership Unitholders                     7,418          6,923            20,440       19,288
                                        ---------       --------         ---------    ---------

Attributable to Shareholders            $   6,121      $   5,249         $  16,819    $  14,332
                                        =========      =========         =========    =========



LIQUIDITY AND CAPITAL RESOURCES

          Summary. The Company's primary sources of liquidity are cash flows from operating activities and proceeds from lines of credit and construction loans. Secondary sources of liquidity include proceeds from mortgage debt and issuances of additional shares of stock. A summary of the sources of liquidity follows:

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                    1996                 1995
                                                    ----                 ----

(Dollars in Thousands)

     Cash from operating
     activities                                    $  37,418            $ 35,582
     Proceeds from lines of
     credit and construction
     loans, net                                       60,532              29,580
     Proceeds from mortgage debt, net                    187                 ---


          In September 1996, an outstanding mortgage loan of $40.6 million (for which the Operating Partnership and ground lessor are jointly and severally liable) was refinanced for a new loan amount of $41 million. The ground lessor has been allocated $9.9 million of the refinanced loan which bears interest at a fixed rate of 8.24% and matures in August, 2009. The remaining $31.1 million allocated to the Operating Partnership (Mortgage Pool Four) represents an increase of $0.2 million over the outstanding allocated balance at the time of refinancing and is reflected above as net proceeds from mortgage debt.

          The primary uses of liquidity are (i) acquisition and development of rental property, (ii) dividends and distributions, (iii) capital improvements, and (iv) payment on mortgage debt. A summary of the uses of liquidity are as follows:

                                  Nine Months Ended September 30,
                                  -------------------------------
                                          1996           1995
                                          ----           ----

(Dollars in Thousands)

     Acquisition and development of
        rental properties                 $  60,193    $  36,285
     Dividends and distributions             32,214       30,516
     Capital improvements                     3,954        2,592
     Principal payments on mortgage debt        509          281


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

          During the third quarter of 1996, the Company, through the Operating Partnership, acquired two properties totaling 740 apartment units. A 625-unit highrise community in Washington, D.C. was acquired in July for approximately $42 million in cash funded through borrowings against the lines of credit. In August, a 115-unit apartment community located in Washington, D.C. was acquired for $5.2 million based upon assumed debt of $3.3 million and an exchange of approximately 79,600 Operating Partnership units valued at $1.9 million based on the market price of the Company's stock on the date of acquisition. These properties bring the Company's total acquisitions to eleven properties with over 3,000 units acquired since its initial public offering in mid-1994.

Debt

          As of September 30, 1996, the Company had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 7.8%, as follows:


                                    Dollars in   % of
                                    Thousands    Total
                                    ---------    -----

Long-term mortgage debt
(maturities greater than 1 year)
 Fixed rate                           $399,621   73.1%

Short-term mortgage debt
(maturities less than 1 year)
 Variable rate                          17,290    3.2%

$100M Acquisition Line of Credit        82,050   15.0%
$83M Acquisition Line of Credit         30,000    5.5%
Construction loan                       17,686    3.2%
                                      --------  -----
 Total Debt                           $546,647  100.0%
                                      ========  =====


    The Company had $71 million of unused borrowing capacity available on lines of credit as of September 30, 1996.

    As of September 30, 1996, the Company's Debt to Total Market Capitalization Ratio was 50.7%, based on 9,943,511 shares and 12,055,953 partnership units outstanding at a stock price of $24.125 The Company's Debt Coverage Ratio for the three months ended September 30, 1996 was 2.37:1.

Dividends and Distributions

    During the nine months ended September 30, 1996, the Company and the Operating Partnership paid dividends/distributions of $14.4 million, or $1.47 per share/unit. In October 1996, the Company declared a third quarter dividend/distribution of $0.505 per share/unit, an increase of 3.1% over the $0.49 dividend paid in each of the first two quarters of 1996.

Other

    For the nine months ended September 30, 1996, total capital improvements were $3.9 million, of which $3.1 million, or $251 per core apartment unit, were for the core portfolio. Approximately 49% of the capital expenditures on the core portfolio are considered by management to be revenue generating or economic improvements, as shown below, which directly affect the Company's ability to increase rents on specific units. The remaining capital expenditures on the core portfolio for such items as common area improvements indirectly influence the Company's ability to increase rents and are considered non-revenue generating. A summary of core capital expenditures follows:


                                  Total $    Actual # of       Average $ Per   Average $ Per
Expenditure Type                  Spent     Units Improved     Unit Improved     Core Unit
----------------                  --------  --------------     -------------   -------------
                               (In thousands)
Installations/Replacements:
   Appliances                   $  467.7         984              $  475            $38
   Window treatments                13.7          60                 228              1
   Carpet                          497.0         475               1,046             40
   Tile                             11.0          12                 920              1
Renovations:
   Kitchen                         286.0         130               2,200             23
   Bath                            244.9          63               3,887             20
                                --------                                       --------

Total revenue generating
  improvements                  $1,520.3                                       $    123

Non-revenue generating
  improvements                   1,603.7                                            128
                                --------                                       --------

Total capital expenditures
  - core portfolio              $3,124.0                                       $    251
                                ========                                       ========

                                    PART II

Item 1.  Legal Proceedings.

        None except as previously reported.


Item 2.  Changes in Securities.

        None.


Item 3.  Defaults Upon Senior Securities.

        None.


Item 4.  Submission of Matters to a Vote of Security-Holders.

        None.


Item 5.  Other Information.

        None.


Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits:

               None.

        (b) Reports on Form 8-K

               None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CHARLES E. SMITH RESIDENTIAL REALTY, INC.



Date: November 13, 1996  By: /s/ Charles R. Hagen
                            ---------------------------------
                                        Charles R. Hagen
                                        Vice President, Chief Financial Officer
                                        and Chief Accounting Officer of
                                        Charles E. Smith Residential Realty,
                                        Inc. (on behalf of the Registrant and
                                        as Principal Financial Officer)