Form 10-K/A
period 1995-12-31
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 1997-01-17
CIK 919004

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
-
  of 1934 for the fiscal year ended December 31, 1995, or

__Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 for the period from ____________ to ______________

            Commission File Number:  1934 Act File Number:  1-13174

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
             (Exact name of registrant as specified in its charter)

           Maryland                                   54-1681655
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

       2345 Crystal Drive
    Crystal City, Arlington, VA                         22202
    (Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code:  (703) 920-8500

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class       Name of each exchange on which registered
        --------------------      -----------------------------------------
      Shares of Common Stock            New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                              ---

     The aggregate market value of the 9,529,971 Shares of Common Stock held by non-affiliates of the Registrant was approximately $223,954,319 based upon the closing price on the New York Stock Exchange for such stock on March 12, 1996.

     As of March 1, 1996, there were 9,829,711 Shares of Common Stock of the Registrant issued and outstanding.

                      Documents Incorporated by Reference

       Portions of the proxy statement for the annual shareholders meeting to be held in 1996 are incorporated by reference into Part III.

                                    Part II


Item 6.   Selected Financial Data.

       The following table sets forth selected financial and operating information on a historical basis for the Company and the Predecessor (as hereinafter defined in the Notes to Consolidated Financial Statements). The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 have been derived from the Financial Statements of the Company and the Predecessor audited by Arthur Andersen LLP, independent accountants.

[Insert Financial Statements]

Charles E. Smith Residential Realty, Inc. and CES Group
Selected Financial Data

                                                                             Charles E. Smith Residential Realty, Inc. (1)
                                                                      -------------------------------------------------------------
                                                                                   Historical                     Pro Forma (2)
                                                                      ----------------------------------------   ------------------
                                                                          Year Ended         June 30, 1994 to      Year Ended
(Dollars in Thousands except per unit/share data)                      December 31, 1995     December 31, 1994  December 31, 1994
--------------------------------------------------------------------------------------------------------------  -------------------
OPERATING DATA
  Rental properties
    Revenues (3)                                                           $144,909         $   67,391               $ 130,887
    Expenses                                                                 81,885             38,197                  74,838
  Equity in income of Property Service Businesses                             6,868              3,785                   6,181
  Corporate general & administrative expenses                                 2,842              1,171                   2,211
  Interest income                                                             1,424                825                   1,738
  Interest expense                                                           37,421             17,392                  34,356
  Income/(loss) before extraordinary items                                   31,053             15,241                  27,401
  Net income/(loss) of the
    Operating Partnership                                                  $ 31,053         $   15,241               $  27,401
                                                                      ----------------------------------------  -------------------
  Net income attributable to shareholders                                  $  7,529         $    6,532               $   6,021
  Net income per share (4)                                                 $   0.81         $     0.72               $    0.66

OTHER DATA
  Funds from Operations (5)

  Net Income of the Operating Partnership                                  $ 31,053         $   15,241               $  27,401
  Plus                                                                ----------------------------------------  -------------------
    Depreciation and amortization of rental property                         16,258              7,738                  15,365
  Funds from Operations of the Operating
    Partnership                                                            $ 47,311         $   22,979               $  42,766
                                                                      ========================================  ===================
  Funds from Operations attributable to
    shareholders  (6)                                                      $ 20,391         $    9,848               $  18,328

Net cash flows provided by (used in):
  Operating activities                                                     $ 51,751         $   26,341
  Investing activities                                                      (66,995)           (34,115)
  Financing activities                                                        6,372             26,124



  Cash dividends per share                                                 $  1.915         $     0.48

  Average residential occupancy rate (7)                                       97.2%              97.8%
  Average monthly revenue per apartment unit (8)                           $    862         $      845
  Number of apartment units - core portfolio (7) (8)                         11,834             11,834

BALANCE SHEET DATA
  Rental properties-net (9)                                                $414,490         $  315,213
  Total assets                                                              469,322            391,189
  Mortgage loans                                                            413,973            383,821
  Shareholders' equity/partners' (deficit) (9)                              (31,623)           (37,520)

                                                                                           CES Group Historical
                                                                      ----------------------------------------------------------
                                                                                                Year Ended December 31,
                                                                         January 1, 1994 ---------------------------------------
(Dollars in Thousands except per unit/share data)                       to June 29, 1994    1993          1992          1991
--------------------------------------------------------------------------------------------------------------------------------
OPERATING DATA
  Rental properties
    Revenues (3)                                                            $ 63,496      $124,187     $ 122,815       $119,958
    Expenses                                                                  36,039        70,681        69,766         71,173
  Equity in income of Property Service Businesses                              2,798         7,098         3,482          2,932
  Corporate general & administrative expenses                                  1,550         3,137         3,014          2,459
  Interest income                                                                970         1,940         1,711          3,030
  Interest expense                                                            24,798        46,815        46,281         49,771
  Income/(loss) before extraordinary items                                   (10,700)       12,592         8,947          2,517
  Net income/(loss) of the
    Operating Partnership                                                   $(25,895)     $ 14,691     $   8,947       $  2,435
                                                                       ---------------------------------------------------------
  Net income attributable to shareholders
  Net income per share (4)

OTHER DATA
  Funds from Operations (5)

  Net Income of the Operating Partnership
  Plus
    Depreciation and amortization of rental property
  Funds from Operations of the Operating
    Partnership

  Funds from Operations attributable to
    shareholders  (6)

Net cash flows provided by (used in):
  Operating activities
  Investing activities
  Financing activities



  Cash dividends per share

  Average residential occupancy rate (7)                                                      97.8%         97.2%         96.2%
  Average monthly revenue per apartment unit (8)                                        $      818     $     802      $    768
  Number of apartment units - core portfolio (7) (8)                                        11,834        11,587         10,831

BALANCE SHEET DATA
  Rental properties-net (9)                                                             $  295,544     $ 303,545      $ 308,870
  Total assets                                                                             357,861       366,430        372,784
  Mortgage loans                                                                           573,867       549,060        543,944
  Shareholders' equity/partners' (deficit) (9)                                            (216,006)    $(182,630)      (171,160)

--------------------------------------------------------------------------------
                     FOOTNOTES TO SELECTED FINANCIAL DATA


1. Amounts have been restated to reflect the equity method of accounting for the Property Service Businesses. The AICPA recently concluded that REIT investments in service businesses should be accounted for using the equity method or the consolidation method rather than the cost method, which the Company had been using. Consequently, the Company adopted the equity method and was required to restate its financial statements. (See footnote 2 to the Financial Statements.)

2. Pro forma adjustments consist principally of reflecting the Property Service Businesses using the equity method, a reduction in interest income to reflect the change in funds available for investment, additional general and administrative costs of the Company offset by allocations to the Property Service Businesses, adjustments to amortization of deferred financing costs, reduction of interest costs to reflect the effect of debt repayments and refinancings at lower rates, Federal and state income taxes incurred by the Property Service Businesses and the inclusion of the minority interest in the Company. 1994 amounts do not include consolidation costs of $15,577 or the extraordinary item of $15,195. (See footnote 13 to the Financial Statements).

3. Rental income includes revenues from the two retail properties of $10,418 in 1995, $9,078 in 1994, $8,048 in 1993, $8,827 in 1992, and
        $8,376 in 1991.

4. Per share amounts are based on weighted average shares outstanding of 9,310,929 in 1995, and 9,098,504 in 1994 and 1993.

5. Funds from Operations (FFO) is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, and distributions in excess of earnings allocated to Other Operating Partnership Unitholders, plus depreciation/amortization unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike Funds from Operations, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

6. Represents the Company's pro rata share of 43.1% in 1995 and 42.9% in 1994.

7. Average occupancy is defined as gross potential rent less vacancy allowance divided by gross potential rent for the period, expressed as percentage. Average occupancy and rental information for 1991 to 1993 exclude Columbia Crossing because this property was not managed by the Smith Companies until March 1993.

8. Average monthly revenue per apartment unit consists of total residential property revenue for the core portfolio divided by the respective number of apartment units divided by the number of months in the period.

9. At the formation of the Company, all rental properties were recorded at predecessor partners' historical cost basis which is significantly less than current value and, therefore, results in dilution of shareholders' book value. Shareholders' equity of $(31,623) and $(37,520) as of December 31, 1995 and 1994, respectively, is net of $(244,208) contribution by Predecessors of assets at historical cost, net of liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


BACKGROUND

     The following discussion should be read in conjunction with the "Selected Financial Data," and all of the financial statements and notes thereto included elsewhere in this annual report. The results of operations presented in the Consolidated Statements of Operations and discussed below for the year ended December 31, 1995 and for the period from June 30, 1994 to December 31, 1994 represent the results of operations of Charles E. Smith Residential Realty, Inc. (the "Company"). The results presented in the Financial Statements for the CES Group (the "Predecessor") cover the period from January 1, 1994 to June 29, 1994 and the year ended December 31, 1993.

     Amounts as of and for the year ended December 31, 1995 and the six months ended December 31, 1994 have been restated to reflect a change in accounting method used to report the Company's investments in the Property Service Businesses. The Company had previously selected the cost method to account for its investment in its Property Service Businesses in order to comply with a previous interpretation of the Securities and Exchange Commission ("SEC"). However, during the year ended December 31, 1995 in response to the Emerging Issues Task Force ("EITF") consensus, "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation", the Company changed its method of accounting for its investments in its Property Service Businesses from the cost method to the equity method to comply with the EITF directive.

     Management believes the most meaningful comparison of the results of operations for the years ended December 31, 1995 and 1994 is on a pro forma basis rather than an historical basis because of the significant changes brought about by the initial public offering, refinancing, and the revision in the presentation of the operating subsidiaries (the "Property Service Businesses") of Charles E. Smith Residential Realty L.P. (the "Operating Partnership"). Therefore, the following discussion compares the historical activities of the Company for the year ended December 31, 1995 to the pro forma results for the year ended December 31, 1994. The pro forma adjustments made to the period ended June 29, 1994 consist of adjustments to (1) reflect the Property Service Businesses using the equity method, (2) reflect the effect of debt repayment and refinancings on interest expense, including amortization of deferred financing costs, (3) reflect additional general and administrative costs as a public company, offset by allocations to the Property Service Businesses, (4) reduce interest income to reflect changes in funds available for investment, and (5) reflect Federal and state income taxes on earnings and profits of the Property Service Businesses. The discussion also includes a comparison to the historical results for the years ended December 31, 1994 and 1993 which include the summation of the Company's and CES Group's results of operations.

THE COMPANY

     The Company raised net proceeds of approximately $201.4 million in equity through an initial public offering and a private placement (the "Offerings") totaling approximately 9.0 million shares, including the subsequent exercise of the underwriters' over-allotment option. The Offerings were closed on June 30, 1994 and the Company used the proceeds to purchase a 42.7% interest in the Operating Partnership, which is the successor entity of the CES Group. The Company is the sole general partner of the Operating Partnership. In addition, simultaneous with the above transaction, the Operating Partnership, through the financing partnerships, issued mortgage debt secured by the properties.

     The Company, through the Operating Partnership and its subsidiaries, owns residential and retail properties (the "Properties") which are located in the Washington, D.C. metropolitan area. The residential properties consist of the following as of December 31, 1995.

                                                        Number of
                                                  ---------------------
                        Type                      Properties    Units
              ------------------------            ----------  ---------

                    Core Portfolio
                       Highrise                        15        5,123
                       Mid-Rise                         6        1,356
                       Garden/Townhomes                 9        5,355
                                                       --       ------
                                                       30       11,834
                                                       --       ------
                    Acquisitions & Development
                       Highrise                         3        1,039
                       Garden/Townhomes                 5        1,277
                                                       --       ------
                                                        8        2,316
                                                       --       ------

                                                       38       14,150
                                                       ==       ======


        In addition, the Company owns two free standing retail properties which total approximately 436,000 square feet.

        The Operating Partnership, through the Property Service Businesses, provides a range of services to the Properties on essentially a cost basis and on a fee basis to third party clients and affiliated partnerships as follows:

        .Multifamily and Retail Property Management provides property management and leasing services for residential and retail properties.

        .Interior Construction and Renovation Services provides construction and project management services for capital improvement and tenant renovation projects of office, retail and multifamily properties.

    . Engineering and Technical Services provides on-site building systems operations and maintenance; engineering and technical consulting; automated environmental monitoring and controls; preventive maintenance; management of building environmental systems; and repair and replacement of mechanical/electrical systems. This business also provides facilities management services for outside parties including condominium associations, banks, universities, and government agencies.

    . Financing Services provides negotiation, administration and execution of debt refinancing including sourcing funding alternatives, soliciting prospective lenders, monitoring, analyzing and negotiating changes in loan status and/or structure, and satisfying reporting requirements of lenders.


RENTAL PROPERTIES

    Revenue, expenses and income from the multifamily and retail properties were as follows (in thousands):


                                                    CES Residential Realty, Inc                                CES Group
                                       -----------------------------------------------------            --------------------------
                                               Year Ended December 31,
                                       -----------------------------------------------------
                                                                 Pro              Historical                   Historical
                                                                                  ----------            --------------------------
                                          Historical            Forma/1/          6/30/94 to            1/1/94 to       Year ended
                                       --------------      -------------
                                            1995                1994               12/31/94             6/29/94         12/31/93
                                            ----                ----               --------             -------         --------
Multifamily Properties - Core
     Revenues                          $     122,470       $     119,937      $       60,397         $    59,628    $   116,139
     Expenses                                (55,935)            (55,084)            (28,138)            (26,867)       (53,610)
                                       -------------       -------------      --------------         -----------    -----------
     Income before depreciation        $      66,535       $      64,853      $       32,259         $    32,761    $    62,529
                                       =============       =============      ==============         ===========    ===========
Multifamily Properties -
 Acquisitions & Development
     Revenues                          $      12,021       $       1,872      $        1,872         $         -    $         -
     Expenses                                 (6,245)               (956)               (899)                  -              -
                                       -------------       -------------      --------------         -----------    -----------
     Income before depreciation        $       5,776       $         916      $          973         $         -    $         -
                                       =============       =============      ==============         ===========    ===========
Retail Properties
     Revenues                          $      10,418       $       9,078      $        5,122         $     3,868    $     8,048
     Expenses                                 (3,447)             (3,433)             (1,422)             (1,546)        (2,738)
                                       -------------       -------------      --------------         -----------    -----------
     Income before depreciation        $       6,971       $       5,645      $        3,700         $     2,322    $     5,310
                                       =============       =============      ==============         ===========    ===========
Total Rental Properties
     Revenues                          $     144,909       $     130,887      $       67,391         $    63,496    $   124,187
     Expenses                                (65,627)            (59,473)            (30,459)            (28,413)       (56,348)
     Depreciation and amortization           (16,258)            (15,365)             (7,738)             (7,626)       (14,333)
                                       -------------       -------------      --------------         -----------    -----------
Income from rental properties          $      63,024       $      56,049      $       29,194         $    27,457    $    53,506
                                       =============       =============      ==============         ===========    ===========

/1/ Pro forma adjustments consist principally of expense adjustments to reflect management fees.

  All of the Company's properties are located in developed areas that include other residential and retail properties. The number of competitive residential properties in a particular area could have a material effect on the Company's ability to lease apartment units and on the rents charged. In addition, other forms of single and multifamily residential properties provide housing alternatives to tenants and potential tenants of the Company's residential properties. The Company's retail properties face similar competition with other retail properties with respect to tenant leases. The Company believes that the properties are well located in their markets and are well constructed and designed. In the opinion of management, the Company's properties are adequately covered by insurance.

Occupancy Rates

  Average occupancy of the Company's multifamily properties compares favorably with the Washington, D.C. metropolitan area market-wide average occupancy, based on annual surveys of approximately 1,000 comparable investment grade apartment properties conducted by The REIS Reports, Inc. as follows:

                                         Occupancy Percent
                                       ---------------------
                             Company   Washington DC Market
                            ---------  ---------------------

                    1995    97.2% /1/                  95.8%
                    1994    97.8% /1/                  95.2%
                    1993    97.8% /2/                  95.2%
                    1992    97.2% /2/                  94.6%

/1/  Includes 30 properties containing 11,834 apartment units
/2/  Includes 29 properties containing 11,587 apartment units


     Market-wide data from the surveys conducted by The REIS Reports, Inc. are determined on a physical occupancy basis, whereas the Company's occupancy data is calculated on an economic basis. Physical occupancy data commonly yields a slightly higher percentage than economic occupancy because apartment units are considered physically rented when a rental applicant's deposit is received, a point in time generally prior to the actual rent commencement date used in computing economic occupancy.

Rental Revenue

     Average revenue per apartment unit for the Company's core multifamily portfolio properties increased approximately 2.1% in 1995 as compared with 1994, 3.3% in 1994 as compared with 1993, and 2.0% in 1993 as compared with 1992. These increases compare favorably to the market area average increases determined by the REIS Reports' surveys over these time periods.

     A schedule of portfolio statistics follows:

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                        RESIDENTIAL PORTFOLIO STATISTICS
                 For the Twelve Months Ended December 31, 1995

                                                                     Number of  Average    Monthly    Average
Property Type/                                        Property       Apartment  Sq. Ft.    Revenue    Economic
Property Name                                         Location         Units    Per Unit  Per Unit   Occupancy
-----------------------------------------------  ------------------  ---------  --------  ---------  ----------

Core Residential Portfolio

 High-Rise
  Albemarle                                          Washington, DC        235     1,097    $1,086        99.0%
  Calvert-Woodley                                    Washington, DC        135     1,008     1,001        99.5%
  Cleveland House                                    Washington, DC        216       894       960        98.4%
  Corcoran House                                     Washington, DC        138       464       723        99.0%
  Courthouse Plaza                                    Arlington, VA        396       772     1,068        98.3%
  Crystal House I                                     Arlington, VA        426       917       891        97.0%
  Crystal House II                                    Arlington, VA        402       938       872        96.6%
  Crystal Place                                       Arlington, VA        180       894     1,184        98.1%
  Crystal Square                                      Arlington, VA        378     1,121     1,049        99.0%
  Gateway Place                                       Arlington, VA        162       826     1,937        93.8%
  Marbury Plaza                                      Washington, DC        672       997       628        97.0%
  Skyline Towers                                    Fairfax Co., VA        940     1,221       922        96.5%
  Statesman                                          Washington, DC        281       593       712        99.3%
  2501 Porter Street                                 Washington, DC        202       760     1,311        98.3%
  Water Park Towers                                   Arlington, VA        360       881     1,415        98.3%
                                                                        ------    ------    ------        ----
   Subtotal                                                              5,123       956       983        97.6%

 Mid-Rise
  Berkeley                                            Arlington, VA        138       891       677        97.5%
  Columbian Stratford                                 Arlington, VA        227       942       690        97.7%
  Executive Central                                   Arlington, VA        230       903       720        97.8%
  Executive North                                     Arlington, VA        215       892       727        98.0%
  Executive South                                     Arlington, VA        266       842       705        98.3%
  Windsor Towers                                      Arlington, VA        280     1,025       734        95.9%
                                                                        ------    ------    ------        ----
   Subtotal/Average                                                      1,356       920       712        97.5%

 Garden
  Bedford Village                                   Fairfax Co., VA        752     1,070       813        96.0%
  Car Barn                                           Washington, DC        196     1,311       794        95.4%
  Columbia Crossing                                   Arlington, VA        247       976     1,081        98.7%
  Concord Village                                     Arlington, VA        531     1,025       756        95.5%
  Fort Chaplin                                       Washington, DC        549       983       589        97.6%
  Newport Village                                    Alexandria, VA        937     1,115       825        97.5%
  Orleans Village                                   Fairfax Co., VA        851     1,061       770        96.1%
  Oxford Manor                                       Washington, DC        227     1,005       589        94.7%
  Patriot Village                                   Fairfax Co., VA      1,065     1,162       828        97.0%
                                                                        ------    ------    ------        ----
   Subtotal/Average                                                      5,355     1,083       785        96.7%
                                                                        ------    ------    ------        ----
    Subtotal/Average                                                    11,834     1,010       862        97.2%
                                                                        ======    ======    ======        ====

Residential Acquisition/Development Portfolio

  Potomac View (acquired 8/94)                      Loudoun Co., VA        192       965       676        96.8%
  The Manor (acquired 8/94)                      Montgomery Co., MD        435       999       712        94.6%
  Suburban Tower (acquired 1/95)                 Montgomery Co., MD        172       677       N/A         N/A
  Boulevard of Old Town (acquired 4/95)              Alexandria, VA        112       650       N/A         N/A
  Connecticut Heights (acquired 6/95)                Washington, DC        519       536       N/A         N/A
  The Bennington (acquired 9/95)                      Arlington, VA        348       804       N/A         N/A
  Oakwood (acquired 12/95)                               Vienna, VA        218       968       N/A         N/A
  Westerly at Worldgate (opened 5/95)               Fairfax Co., VA        320       921       N/A         N/A
                                                                        ------    ------  --------        ----
   Subtotal/Average                                                      2,316       809       701        95.2%
                                                                        ------    ------    ------        ----

All Residential Properties                                              14,150       977     $ 854        97.1%
                                                                        ======    ======    ======        ====

PROPERTY SERVICE BUSINESSES

   Revenues, expenses and income from the various Property Service Businesses were as follows (in thousands):


                                                       CES Residential Realty, Inc.                              CES Group
                                        ------------------------------------------------------        ------------------------------

                                             Year Ended December 31,
                                        ----------------------------
                                                                  Pro               Historical                  Historical
                                                                                    ----------         ----------------------------
                                           Historical           Forma/1/            6/30/94 to         1/1/94 to       Year Ended
                                           ----------       --------------
                                             1995                 1994               12/31/94          6/29/94          12/31/93
                                             ----                 ----               --------          -------         -----------
Multifamily and Retail Property
Management and Other
     Revenues                           $       9,672       $       9,731         $      5,238       $     2,095       $     4,263
     Expenses                                  (7,664)             (7,601)             (4,149)            (1,004)           (1,874)
                                        -------------       -------------         ------------       -----------       -----------
     Income before
      depreciation/amortization         $       2,008       $       2,130         $      1,089       $     1,091       $     2,389
                                        =============       =============         ============       ===========       ===========
Interior Construction and Renovation
Services
     Revenues                           $       5,901       $       4,847         $      2,712       $     1,987       $     4,149
     Expenses                                  (4,795)             (4,299)              (1,990)           (1,987)           (2,786)
                                        -------------       -------------         ------------       -----------       -----------
     Income before
      depreciation/amortization         $       1,106       $         548         $        722       $         -       $     1,363
                                        =============       =============         ============       ===========       ===========
Engineering and Technical Services
     (including reimbursed costs)
     Revenues                           $      40,186       $      35,662         $     18,667       $    18,341       $    21,718
     Expenses                                 (36,701)            (32,274)             (17,310)          (15,919)          (20,289)
                                        -------------       -------------         ------------       -----------       -----------
     Income before
      depreciation/amortization         $       3,485       $       3,388         $      1,357       $     2,422       $     1,429
                                        =============       =============         ============       ===========       ===========
Financing Services
     Revenues                           $       3,018       $       2,252         $      1,668       $       441       $     4,187
     Expenses                                  (1,439)             (1,029)                (497)             (393)             (841)
                                        -------------       -------------         ------------       -----------       -----------
     Income before
      depreciation/amortization         $       1,579       $       1,223         $      1,171       $        48       $     3,346
                                        =============       =============         ============       ===========       ===========

Total Property Services
     Revenues                           $      58,777       $      52,492         $     28,285       $    22,864       $    34,317
     Expenses                                 (50,599)            (45,203)             (23,946)          (19,303)          (25,790)
                                        -------------       -------------         ------------       -----------       -----------
     Income before
      depreciation/amortization                 8,178               7,289                4,339             3,561             8,527
     Depreciation & amortization               (1,310)             (1,108)                (554)             (763)           (1,429)
                                        -------------       -------------         ------------       -----------       -----------
     Income from Property
       Service Businesses               $       6,868       $       6,181         $      3,785       $     2,798       $     7,098
                                        =============       =============         ============       ===========       ===========

  Multifamily and Retail Property Management provide management services to the Operating Partnership at cost plus 10% in accordance with the management agreement; pro forma revenue for 1994 and 1993 is reflected on this basis. In 1995, management services were provided to 18 third-party owned multifamily properties which own approximately 6,400 apartment units pursuant to contracts that generally provide for management fees of 4.5% of monthly gross income, and to three retail properties which own approximately 292,000 square feet of retail space pursuant to contracts that provide for management fees of 3% and leasing fees of 2% of monthly gross income. Of the 21 management agreements, 14 are with affiliated partnerships and seven are with unaffiliated property owners. The management agreements with affiliated partnerships are for initial terms of three years or more and the multifamily management agreements with unaffiliated owners generally have one-year terms. The average term for which the Company and its predecessors have managed these properties is 19 years.

  Interior Construction and Renovation provided oversight to over $45 million of construction activity in 1995 and approximately $40 million in 1994. Services are provided to the Operating Partnership at cost (including overhead) and at cost plus a fee to affiliated partnerships and third parties.

  Engineering and Technical Services provides on-site building systems operations, maintenance and inspection to affiliated partnerships at cost, including overhead, and to third parties at cost, including overhead, plus a fee. During 1995, services were provided to approximately 28 million square feet of facilities and to approximately 25 million square feet in 1994.

  Financing Services performed $261 million of refinancings in 1995, up from $168 million of refinancings in 1994.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995

Comparison to Year Ended December 31, 1994 (Pro Forma)

  Summary. Net income of the Operating Partnership increased 13.3%, or $3.7 million, from $27.4 million for the year ended December 31, 1994 to $31.1 million for the year ended December 31, 1995 and net income of the Company increased from $6.0 million in 1994 to $7.5 million in 1995. Funds from Operations ("FFO") of the Operating Partnership increased $4.5 million, or 10.6%, during the same period. The increase in FFO results from increases in income from the rental properties, primarily the acquisition and the core residential properties, partially offset by an increase in interest expense related to acquisitions.

  Rental Properties. Revenue from rental properties increased $14.0 million, or 10.7%, from $130.9 million for 1994 to $144.9 million for 1995. The acquisition properties (consisting of 1,996 apartment units, 627 of which were added in 1994, 172 of which were added in the first quarter of 1995, 631 in the second quarter of 1995, 348 in the third quarter of 1995, and 218 in the fourth quarter of 1995), contributed $9.2 million to the rental revenue increase. The Westerly at Worldgate, a 320-unit garden apartment property developed by the Company, opened in May, 1995 and was completed in December, 1995. As of December 31, 1995, it was 75.6% occupied and contributed approximately $.9 million in revenues in 1995. Revenue from the core portfolio increased $2.5 million, or 2.1%, from 1994 to 1995. The lower than expected level of core portfolio rental increase was caused by higher economic vacancies and increased time between vacancy and subsequent lease-up in garden apartments in certain submarkets of northern Virginia and the southeast section of the Washington, D.C. submarket, especially in the second quarter of 1995. As a consequence of this slower demand in these submarkets, occupancy in the core portfolio decreased from 97.8% for 1994 to 97.2% for 1995, and average monthly revenue per apartment unit increased 2.0%, from $845 in 1994 to $862 in 1995.

  Expenses from rental properties (including depreciation) increased $7.0 million, or 9.4%, from $74.8 million for pro forma 1994 to $81.9 million for 1995. The increase resulted primarily from the acquisition of 1,996 units and the development of 320 units since August 1994 which together added $5.3 million in operating costs, primarily payroll and utility expenses, as well as depreciation expense. Expenses from the core residential portfolio increased $.9 million from $55.1 million for 1994 to $55.9 million for 1995.

  Property Service Businesses. Income from the Property Service Businesses increased from $6.2 million for 1994 to $6.9 million for 1995 as income before depreciation and amortization from the Property Service Businesses increased $.9 million, or 12.2%, from $7.3 million for pro forma 1994 to $8.2 million for 1995.

  Income before depreciation/amortization from Engineering and Technical Services increased $.1 million, or 2.9%, while revenue increased $4.5 million, or 12.7% compared to 1994. These results are attributed to more HVAC systems operations and preventative maintenance contracts, which carry lower margins. Additionally, 1994 included an unusually high level of incremental repair and replacement services for mechanical and electrical systems associated with third party contracts, which typically earn higher margins.

  Income before depreciation/amortization from Financing Services increased $.3 million in 1995 compared to 1994 due to an increase in finance fee revenues. Revenue from Financing Services increased $.8 million as $261 million of refinancings were closed in 1995, versus $168 million in 1994, and an affiliate was billed $.3 million for financial advisory services. Operating income from Interior Construction and Renovation increased $.5 million compared to pro forma 1994 due to increased activity in tenant build-out and renovation projects at office buildings owned by affiliated partnerships and by increases in a major third party contract.

  Other. General and administrative expenses increased $.6 million, or 29%, due to fees and expenses incurred in connection with the preparation of the Company's initial annual report, 10-K and proxy, two 8-Ks, the registration with the SEC of the dividend reinvestment plan, and the Company's shelf registration. Interest expense increased $3.1 million, or 8.9%, due to additional borrowings for acquisitions and development.

Comparison to Year Ended December 31, 1994 (Historical)

  Net income of the Operating Partnership increased $ 41.8 million from a loss in 1994 of $10.7 million to income of $31.1 million due primarily to consolidation costs of $15.6 million and debt extinguishment costs of $15.2 million in 1994 in conjunction with the Offerings. In addition, interest expense was $4.8 million lower in 1995 due to lower rates achieved through the Offerings, and income from rental properties was $6.4 million higher than 1994 primarily due to property acquisitions. The Company's share of the 1995 increase in net income, however, was reduced by a $5.9 million charge for distributions in excess of earnings allocated to Other Operating Partnership Unitholders.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1994

Comparison to Year Ended December 31, 1993

  Summary. On an historical basis, net income of the Operating Partnership decreased $25.3 million from net income of $14.7 million for the year ended December 31, 1993 to a net loss of $10.6 million for the year ended December 31, 1994. The decrease is due primarily to consolidation costs of $15.6 million and debt extinguishment costs of $15.2 million in 1994 in conjunction with the Offerings and a $2.1 million debt extinguishment gain in 1993 offset by $4.6 million in lower interest expense in 1994, an increase of $3.1 million in income from rental properties and a $0.5 million decrease in income from the Property Service Businesses.

  Rental Properties. Revenue from rental properties increased $6.7 million, or 5.4%, from $124.2 million for the year ended December 31, 1993, to $130.9 million for the year ended December 31, 1994 due to increased revenue from the multifamily properties of $5.7 million and a $1.0 million increase from the retail properties. Multifamily revenue increased due to a 3.3% increase in average monthly revenue per apartment unit from $818 for the year ended December 31, 1993 to $845 for the year ended December 31, 1994 and from the acquisition of an additional 627 multifamily units in August, 1994. Occupancy levels remained stable at approximately 98%. Retail revenues increased $1.0 million primarily as a result of straight line base rent increases from new leases, including the Worldgate Health Club lease, and a decrease in vacancy.

  Expenses from rental properties (including depreciation) increased $3.0 million, or 4.2%, from $71.8 million for the year ended December 31, 1993, to $74.8 million for the year ended December 31, 1994. This increase was due primarily to (1) the acquisition of 627 multifamily units in August, 1994 which added $.9 million, (2) an increase in expenses of the core residential and retail portfolios of $.9 million, and (3) an increase in depreciation expense of $1.0 million due primarily to the property acquisitions and the $10 million of capital improvements to the rental properties during 1993 and 1994. The core portfolio expenses increased only 1.7% from 1993 to 1994 as there was virtually no increase in three major cost categories - utilities, repairs and maintenance, and real estate taxes. Significant cost increases in utilities due to unusually cold weather in the first quarter of 1994 were offset by cost decreases due to an exceptionally mild summer and fall. Repair and maintenance projects were completed as planned with no significant unplanned projects. Real estate taxes did not increase in 1994 from 1993 as 1993 included a one time $.5 million increase related to the change in tax year by the District of Columbia.

  Property Service Businesses. Income from the Property Service Businesses decreased $.5 million from $7.1 million for the year ended December 31, 1993 to $6.6 million for the year ended December 31, 1994 due primarily to a $2.1 million decrease from Financing Services and a $.6 million decrease from Interior Construction and Renovation, partially offset by a $2.4 million increase from Engineering and Technical Services.

  Financing Services revenues for the year ended December 31, 1993 included an unusually high level of fees related to refinancing of debt on properties owned by affiliated partnerships. Interior Construction and Renovation operating income before depreciation/amortization decreased due to lower margins experienced on a major contract with an unaffiliated third party in 1994. Engineering and Technical Services revenues increased by $16.8 million due primarily to four new contracts and expansion of existing contracts with unaffiliated third parties for building systems operations and maintenance of office buildings, university facilities and banking centers. These contracts also resulted in additional revenues from incremental repair and replacement services for mechanical/electrical systems. Expenses from Engineering and Technical Services increased $14.9 million due primarily to increased payroll expenses associated with the new and expanded contracts and from additional subcontractor costs for security, cleaning and other services under these contracts.

  Other. Interest expense was $4.6 million lower in 1994 due to the lower interest rates achieved through the Offerings.

  Funds from Operations. Funds from Operations (FFO) is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, and distributions in excess of earnings allocated to Other Operating Partnership Unitholders, plus depreciation/amortization unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike Funds from Operations, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

   The calculation of FFO under the Revised Definition by quarter for 1995 and 1994 follows.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                  Revised Definition of Funds From Operations

                                                                                 1995
                                                                           Revised Definition
                                                 -----------------------------------------------------------
                                                  3 Months     3 Months     3 Months     3 Months      12 Months
                                                   Ended        Ended        Ended        Ended          Ended
   (dollars in thousands)                          3/31/95     6/30/95      9/30/95      12/31/95      12/31/95
   ------------------------------------------------------------------------------------------------------------
Net Income of the Operating Partnership          $   6,153    $   7,447     $  8,105     $  9,348     $ 31,053
Depreciation and amortization of
  Rental Property                                    3,930        3,918        4,067        4,343       16,258
                                                 ---------    ---------    ---------     --------     --------
Funds From Operations                            $  10,083    $  11,365    $  12,172     $ 13,691     $ 47,311
                                                 =========    =========    =========     ========     ========


                                                                             1994
                                                                           Revised Definition
                                                -----------------------------------------------------------------
                                                          Pro Forma                                    Pro Forma
                                                ---------------------                                  ----------
                                                  3 Months     3 Months     3 Months     3 Months      12 Months
                                                   Ended        Ended        Ended        Ended          Ended
   (dollars in thousands)                         3/31/94      6/30/94      9/30/94      12/31/94      12/31/94
   --------------------------------------------------------------------------------------------------------------
Net Income of the Operating Partnership         $    5,452   $    6,709    $   8,248     $   6,992      $  27,401
Depreciation and amortization of
 Rental Property                                     3,713        3,913        3,770         3,969         15,365
                                                 ---------    ---------    ---------      --------      ---------
Funds From Operations                            $   9,165    $  10,622    $  12,018      $ 10,961      $  42,766
                                                 =========    =========    =========      ========      =========

LIQUIDITY AND CAPITAL RESOURCES

          Summary. Net cash flow provided by operating activities was $51.8 million for 1995 compared to $41.2 million for 1994. The increase was primarily a result of acquisitions made by the Company as well as a full year of reduced interest expense due to the Offerings in June 1994.

          Net cash flow used by the Company for investing activities increased $36.1 million in 1995, from $30.9 million in 1994 to $67 million in 1995. Approximately $15.8 million of the increase was attributable to the Company's acquisitions and property enhancements during the year. The balance is primarily due to net cash inflows in 1994 from predecessors and related parties compared to net cash outflows in 1995.

          Net cash flows provided by financing activities was $6.4 million in 1995 compared to $11.0 million in 1994. In 1995, the Company borrowed $48 million to fund acquisitions and development compared to borrowings of $21.1 million in 1994. However, quarterly dividends and distributions totaled $41.2 million (four quarters) and $10.2 million (one quarter) in 1995 and 1994, respectively. Net cash flow from the Offerings and issuance of mortgage debt was primarily used to repay outstanding debt and transaction costs.

Acquisitions and Development

          The Company acquired and developed the following properties during 1995 and the six months ended December 31, 1994.


Total Cost (Dollars in Thousands)                          1995           1994
---------------------------------                         -------        -------
 Acquisitions
  192-unit garden apartment                               $     -        $ 8,700
  435-unit garden apartment                                     -         20,300
  172-unit high rise apartment                              6,500              -
  112-unit garden apartment                                 5,895              -
  519-unit high rise apartment                             24,900              -
  348-unit high rise apartment                             29,000              -
  218-unit garden apartment                                16,000              -
 Development of 320-unit garden apartment                  16,700         10,400
                                                          -------        -------
                                                          $98,995        $39,400
                                                          =======        =======

The 1995 and 1994 acquisitions and development were funded as follows:

                                                            1995          1994
                                                            ----          ----
 Line of credit/construction loan draws                   $48,054        $21,150
 Assumption of mortgage debt                               30,618              -
 Issuance of Operating Partnership units                   13,727              -

 Proceeds of stock offering                                     -         18,250
 Cash on hand                                               6,596              -
                                                          -------        -------
                                                          $98,995        $39,400
                                                          =======        =======

  The Company continues to aggressively pursue acquisition and development opportunities. In March 1996, the Company acquired two apartment properties totaling 309 apartment units at a total cost of $17.1 million. In addition, contracts have been executed on the acquisition of two additional apartment properties totaling 740 apartment units. Closings are subject to satisfaction of tenants' rights. These acquisitions, if consummated, will require approximately $45 million of cash, the assumption of $3.3 million of debt, and the issuance of approximately 80,000 Operating Partnership Units at $25 per unit. The cash portion will be financed by draws under the Company's credit facilities or a public offering of debt or stock as discussed below.

  Development of the 320-unit garden apartment complex at Worldgate was completed in December, 1995. In addition, the Company has under contract a site, the purchase of which is subject to final zoning, near the new Springfield, Virginia, metro station for development of an apartment project. Numerous other acquisition and development projects are being investigated.

Debt

  As of December 31, 1995, the Company had mortgage indebtedness and borrowings under the lines of credit and construction loan as follows.

                                      Dollars in   % of
                                      Thousands   Total
                                      ----------  ------

Long-term mortgage debt
(maturities greater than 1 year)
 Fixed Rate                             $365,413   75.7%
 Variable Rate                            17,419    3.6%
Short-term mortgage debt
(maturities less than 1 year)
 Fixed Rate                               31,141    6.4%
 Variable Rate                                 -      -
$100M Acquisition Line of Credit          52,550   10.9%
$83M Acquisition Line of Credit/1/             -      -
Construction Loan                         16,654    3.4%
                                        --------  -----
 Total Debt                             $483,177  100.0%
                                        ========  =====

/1/ In January 1996, the Company secured a new $83M acquisition/permanent line of credit from Northwestern Mutual Life.


  As of December 31, 1995, the Company's Debt to Total Market Capitalization Ratio was 48.3%, based on 9,708,123 shares and 12,205,439 partnership units outstanding at a stock price of $23.625. The Company's Debt Coverage Ratio for the year ended December 31, 1995 was 2.44:1. The indebtedness carries a blended average annual interest rate of 8.01%, an average maturity of 6.5 years, and is collateralized by 38 of the Properties.

  An objective of the Company during 1996 is to increase the debt coverage ratio and to reduce the debt-to-market capitalization ratio. To achieve this objective, the Company completed three significant debt financing activities in January, 1996 and filed a $200 million shelf registration for general corporate purposes. The debt financing activities are summarized as follows:

  . A new $83 million acquisition/permanent line of credit from Northwestern
    Mutual Life ("NML"). This credit facility has an eight and one half year term with an interest rate that is fixed at the time of each acquisition at a spread over 10-year T-Bills;

  . An extension until mid-1997 and a rate reduction of 62.5 basis points to
    162.5 basis points over LIBOR to the Company's existing $100 million line of credit; and

  . A five year extension of an existing $117 million, ten year permanent loan from NML. Principal payments are due in the following years:



                                      Dollars
                                    in Millions
                                    -----------

                   1996                $ 31.1
                   1997                  86.6
                   1998                     -
                   1999                 111.1
                   2000                   1.6
                   2001                 127.0
                   2002                   1.9
                   2003                   2.1
                   2004                   1.1
                   2009                 107.5
                   2020                  13.1
                                     --------
                                       $483.1
                                     ========

  The Company anticipates meeting these principal repayment requirements through long-term borrowings, public or private issuances of debt securities or public or private equity offerings.

Dividends and Distributions

  In 1995, the Company and the Operating Partnership paid dividends/distributions of $41.2 million, or $1.915 per share/unit representing three quarters of dividends at $.475 per share/unit and one quarter at $.49, representing a 3% increase.

Other

  In 1995, total capital improvements were $5.3 million, of which $4.7 million, or $396 per apartment unit, was for the core portfolio. Capital improvements are expected to be approximately

$6.5 million in 1996, of which $4.7 million is expected to be for core property, non-revenue enhancing projects.

  The Company is taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company generally is not subject to Federal corporate income taxes on net income it distributes currently to shareholders provided that the Company distributes at least 95% of its taxable income each year. REITs are subject to certain organizational requirements and asset and income tests in order to maintain their REIT status. The Property Service Businesses are taxable corporations, and thus, pay Federal and state income taxes on their net income. The accrual for such taxes amounted to $621 for 1995 and $412 in the aggregate for the period from June 30, 1994 to December 31, 1994.

  Effect of Inflation. Substantially all of the leases at the multifamily properties are for a term of one year or less, which enables the Company to seek increased rents upon renewal or reletting of apartments. Retail tenant leases provide for pass-through of common area maintenance, real estate taxes and other operating costs to tenants, which reduces the impact of inflation.

Item 8.   Financial Statements and Supplementary Data.

       See Index to Consolidated and Combined Financial Statements on Page F-1 of this Form 10-K.


                                    Part IV

Item 14.  Exhibits, Financial Schedules, and Reports on Form 8-K.


14(a)(1)  Financial Statements

          Reference is made to the Index to Financial Statements and Schedule on Page F-1 of this Form 10-K.


14(a)(2)  Financial Statement Schedules

          Reference is made to the Index to Financial Statements and Schedule on Page F-1 of this Form 10-K.

          All other schedules have been omitted because the required information of such other schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated and combined financial statements.


14(a)(3)  Exhibits

        **2.1 Third Party Management and Leasing, Hotel Asset Management and Corporate Services Business Transfer Agreement by and between Charles E. Smith Residential Realty, Inc. and Smith Property Management, Inc.

        **2.2 REIT Properties Management and Leasing Business Transfer Agreement by and between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P.

        **2.3 Assignment by Robert H. Smith, Clarice R. Smith, Robert P. Kogod and Arlene R. Kogod to Charles E. Smith Management, Inc. of 99% of all Partnership Interests of Residential Associates Limited Partnership

        **2.4 Assignment and Assumption Agreement by Residential Associates Limited Partnership and Charles E. Smith Residential Realty L.P.

        **2.5 Debt Assumption Agreement and Accord and Satisfaction of Debt by Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P.

        **2.6 Debt Contribution Agreement between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P. (the "Operating Partnership")

         *3.1 Amended and Restated Articles of Incorporation of Charles E. Smith Residential Realty, Inc. (the "Company")

          3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-3 (File No. 33-93986).

        **4.1 First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended

        **4.2     Certificate of Limited Partnership of the Operating
                  Partnership

       **10.1 Noncompetition Agreement by and among the Company, the Operating Partnership and Robert P. Kogod

       **10.2     Registration Rights and Lock-up Agreement

       **10.3     Pledge Agreement

       **10.4     First Amended and Restated 1994 Employee Stock and Unit Option
                  Plan

       **10.5 First Amended and Restated 1994 Employee Restricted Stock and Restricted Unit Plan

       **10.6     Non-Employee Directors Stock Option Plan

       **10.7     Subscription Agreement

       **10.8 Voting Stock Partnership Agreement for Smith Property Management Partnership

       **10.9 Voting Stock Partnership Agreement for Smith Management Construction Partnership

       **10.10 Voting Stock Partnership Agreement for Consolidated Engineering Services Partnership

       **10.11 Amended and Restated Articles of Incorporation of Smith Realty Company

        *10.12    By-Laws of Smith Property Management, Inc.

        *10.13    Articles of Incorporation of Smith Management Construction,
                  Inc.

        *10.14    By-Laws of Smith Management Construction, Inc.

        *10.15 Articles of Incorporation of Consolidated Engineering Services, Inc.

        *10.16    By-Laws of Consolidated Engineering Services, Inc.

        *10.17    Certificate of Incorporation of Smith One, Inc.

        *10.18    By-Laws of Smith One, Inc.

       **10.19 Agreement of Limited Partnership of Smith Property Holdings One L.P.

       **10.20 Agreement of Limited Partnership of Smith Property Holdings One (D.C.) L.P.

        *10.21    Certificate of Incorporation of Smith Two, Inc.

        *10.22    By-Laws of Smith Two, Inc.

       **10.23 Agreement of Limited Partnership of Smith Property Holdings Two L.P.

       **10.24 Agreement of Limited Partnership of Smith Property Holdings Two (D.C.) L.P.

        *10.25    Certificate of Incorporation of Smith Three, Inc.

        *10.26    By-Laws of Smith Three, Inc.

       **10.27 Agreement of Limited Partnership of Smith Property Holdings Three L.P.

       **10.28 Agreement of Limited Partnership of Smith Property Holdings Three (D.C.) L.P.

        *10.29    Certificate of Incorporation of Smith Four, Inc.

        *10.30    By-Laws of Smith Four, Inc.

       **10.31 Agreement of Limited Partnership of Smith Property Holdings Four L.P.

       **10.32 Amended and Restated Certificate of Incorporation of Smith Five, Inc.

        *10.33    By-Laws of Smith Five, Inc.

       **10.34 Agreement of Limited Partnership of Smith Property Holdings Five (D.C.) L.P.

       **10.35 License Agreement between Charles E. Smith Management, Inc. and the Company

       **10.36 License Agreement between Charles E. Smith Management, Inc. and the Operating Partnership

         10.37 Agreement of Limited Partnership of Smith Property Holdings Five L.P. (Incorporated by reference to Exhibit No. 10.0 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1994)

       **10.38 Certificate of Limited Partnership of Smith Property Holdings Five L.P.

         10.39 Amended and Restated Credit Agreement by and between the Operating Partnership and PNC Bank, National Association, et al.

         10.40 Deed of Trust and Security Agreement between Smith property Holdings Three L.P. ("Smith Three") and The Northwestern Mutual Life Insurance Company ("Northwestern") (Incorporated by reference to Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

         10.41 Guarantee of Recourse Obligations by Smith Three and the Operating Partnership (Incorporated by reference to Exhibit No. 10.3 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

         10.42 Absolute Assignment of Leases and Rents between Smith Three and Northwestern (Incorporated by reference to Exhibit No.
                  10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

         10.43 Promissory Note of Smith Three to Northwestern (Incorporated by reference to Exhibit No. 10.5 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

         10.44 Purchase Money Deed of Trust and Security Agreement between Smith Property Holdings Three (D.C.) L.P. ("Smith Three D.C.") and Northwestern (Incorporated by reference to Exhibit No.
                  10.6 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

         10.45 Guarantee of Recourse Obligations by Smith Three D.C. and the Operating Partnership (Incorporated by reference to Exhibit No. 10.7 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

         10.46 Absolute Assignment of Leases and Rents between Smith Three D.C. and Northwestern (Incorporated by reference to Exhibit No. 10.8 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

         10.47 Purchase Money Promissory Note of Smith Three D.C. to Northwestern (Incorporated by reference to Exhibit No. 10.9 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

         10.48 Supplemental Loan Agreement by and among Smith Property Holdings Two L.P. ("Smith Two"), Smith Property Holdings Two (D.C.) L.P. ("Smith Two D.C.") and GMAC Mortgage Corporation of PA ("GMAC") (Incorporated by reference to Exhibit No. 10.10 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

         10.49 Multifamily Note of Smith Two to GMAC (Incorporated by reference to Exhibit No. 10.11 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

  10.50 Multifamily Note of Smith Two D.C. to GMAC (Incorporated by reference to Exhibit No. 10.12 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

  10.51 Supplemental Loan Agreement by and among Smith Property Holdings One L.P. ("Smith One"), Smith Property Holdings One (D.C.) L.P. ("Smith One D.C.") and GMAC (Incorporated by reference to Exhibit No. 10.13 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

  10.52 Multifamily Note of Smith One to GMAC (Incorporated by reference to Exhibit No. 10.14 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

  10.53 Multifamily Note of Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.15 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

  10.54 Absolute Assignment of Leases and Rents by Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.16 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

  10.55 Property Management Agreement by and between Smith One and the Operating Partnership (Incorporated by reference to Exhibit No. 10.17 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

  10.56 Multifamily Deed of Trust, Assignment of Rents and Security Agreement between Smith One D.C. and GMAC (Incorporated by reference to Exhibit No. 10.18 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

  10.57 Commercial Leasing and Property Management Agreement between Smith Three and the Operating Partnership (Incorporated by reference to Exhibit No. 10.19 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

**10.58   Agreement of Limited Partnership of Smith Employment Services L.P.

**10.59   Certificate of Limited Partnership of Smith Employment Services L.P.

  10.60 Second Restated and Amended Agreement of Limited Partnership of First Herndon Associates Limited Partnership (Incorporated by reference to
          Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995)

  10.61 Second Amendment to the Certificate of Limited Partnership of First Herndon Associates Limited Partnership (Incorporated by reference to
          Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995)

  10.62 Certificate of Incorporation of Smith Six, Inc. (Incorporated by reference to Exhibit No. 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

  10.63   By-Laws of Smith Six, Inc. (Incorporated by reference to Exhibit No.
          10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

  10.64 Agreement of Limited Partnership of Smith Property Holdings Six L.P. (Incorporated by reference to Exhibit No. 10.3 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

  10.65 Agreement of Limited Partnership of Smith Property Holdings Six (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

  10.66   Certificate of Incorporation of Smith Seven, Inc.

  10.67   By-Laws of Smith Seven, Inc.

  10.68   Agreement of Limited Partnership of Smith Property Holdings Seven L.P.

  10.69 Commitment for Mortgage Loan to the Operating Partnership from Northwestern Mutual Life Insurance Company

  21      Subsidiaries of the Registrant

  23.1    Consent of Arthur Anderson & Co

          ------------------------------------
          *Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-11, No. 33-75288.

          **Incorporated by reference to the same titled and numbered exhibit in the Company's Form 10-K for the year ended December 31, 1995.


14(b)     Reports on Form 8-K

          Reports of the Company on Form 8-K were filed on November 1, 1995, and December 22, 1995. The first filing announced the intention of the Company to change its method of accounting for its investments in the Property Service Businesses from the cost method to the equity method, effective with the financial statements for the year ended December 31, 1995, in conformity with the consensus reached by the Emerging Issues Task Force of the AICPA, and measured the impact of such change. The second filing provided information on the five Properties acquired by the Company during 1995, including certain unaudited balance sheets and statements of operations of the Company reflecting the acquisitions, and statements of revenue and certain expenses for the Connecticut Heights, Bennington, and Oakwood Properties for the year ending in December, 1994, and applicable subsequent periods.


14(c)     Exhibits

          The list of Exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has been filed with the exhibits.


14(d)     Financial Statements

          See Index to Financial Statements and Schedules on Page F-1 of this Form 10-K.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of January, 1997.


                           CHARLES E. SMITH RESIDENTIAL REALTY, INC.



                           By:   /s/ Charles R. Hagen
                              -----------------------------------
                                 Charles R. Hagen
                                 Vice President and Chief Financial Officer of
                                 the Registrant

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.


                  Index to Financial Statements and Schedules
                  -------------------------------------------


CHARLES E. SMITH RESIDENTIAL REALTY, INC. AND CES GROUP
FINANCIAL STATEMENTS FILED AS A PART OF THIS REPORT

                                                                Pages
                                                                -----
     Report of Independent Public Accountants                   F-2

     Consolidated Balance Sheets                                F-3

     Consolidated Statements of Operations and
          Combined Statements of Revenues and Expenses          F-4

     Consolidated Statement of Shareholders' Equity and
          Combined Statement of Partners' Deficit               F-5

     Consolidated and Combined Statements of Cash Flows         F-6

     Notes to Consolidated and Combined Financial Statements    F-7 to F-26


SCHEDULES FILED AS PART OF THIS REPORT


     Schedule III - Real Estate and Accumulated Depreciation    S-1 to S-2


     All other Schedules have been omitted because the required information of such other Schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated and combined financial statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,
                       (Dollars in Thousands as Restated)

                                                                          1995              1994
                                                                      -------------     ------------
          ASSETS

Rental property, at predecessor cost,
     net of accumulated depreciation                                   $  276,269       $  285,850
Rental property, acquired and developed, net of
     accumulated depreciation                                             138,221           29,363
Rental property under development                                             -             10,440
Cash and cash equivalents                                                   9,478           18,350
Tenants' security deposits                                                  3,634            3,271
Escrow funds                                                                5,371            7,478
Investment in and advances to Property Service Businesses
     and other                                                              8,348            8,523
Deferred charges, net of accumulated amortization                          18,782           20,416
Other assets                                                                9,219            7,498
                                                                        ----------       ----------
                                                                       $  469,322       $  391,189
                                                                        ==========       ==========
          LIABILITIES AND EQUITY

Liabilities
     Mortgage loans                                                    $  413,973       $  383,821
     Notes payable                                                         69,204           21,150
     Accounts payable and accrued expenses                                 12,693            9,821
     Tenants' security deposits                                             3,634            3,271
     Due to related parties                                                 1,441           10,646
                                                                        ----------       ----------
          Total liabilities                                               500,945          428,709
                                                                        ----------       ----------
Interest of Other Operating Partnership Unitholders                           -                -

Commitments and Contingencies

Shareholders' equity
     Common stock - $.01 par value; 95,000,000 shares
       authorized; 9,708,123 and 9,049,667 shares issued
       and outstanding at December 31, 1995 and 1994,
       respectively                                                            97               90
     Additional paid-in capital - includes contributed
       deficit of $244,208                                                (26,585)         (42,639)
     Retained (deficit) earnings                                           (5,135)           5,029
                                                                        ----------       ----------
          Total shareholders' equity                                      (31,623)         (37,520)
                                                                        ----------       ----------

                                                                        $ 469,322       $  391,189
                                                                        ==========       ==========


        The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                      AND

                                   CES GROUP
                  COMBINED STATEMENTS OF REVENUES AND EXPENSES
              (Dollars in Thousands, Except for Per Share Amounts)


                                                 Charles E. Smith Residential Realty, Inc.                  CES Group
                                                ------------------------------------------    -------------------------------------
                                                    (Restated)              (Restated)
                                                    Year Ended           June 30, 1994 to     January 1, 1994        Year Ended
                                                 December 31, 1995      December 31, 1994     to June 29, 1994    December 31, 1993
                                                -------------------     ------------------   -----------------    -----------------
RENTAL PROPERTIES
        Revenues                                 $          144,909     $        67,391       $         63,496    $         124,187

        Expenses
           Property operating expenses                       57,007              26,633                 24,682               48,995
           Real estate taxes                                  8,620               3,826                  3,731                7,353
           Depreciation and amortization                     16,258               7,738                  7,626               14,333
                                                 ------------------     ---------------       ----------------    -----------------
                         Total expenses                      81,885              38,197                 36,039               70,681

PROPERTY SERVICE BUSINESSES
        Revenues                                                  -                   -                 27,792               42,718

        Expenses
           Operating costs                                        -                   -                 24,231               34,191
           Depreciation and amortization                          -                   -                    763                1,429
                                                 ------------------     ---------------       ----------------    -----------------
                         Total expenses                                                                 24,994               35,620

        Equity in income of Property Service
         Businesses                                           6,868               3,785                      -                    -

Corporate general and administrative expenses                (2,842)             (1,171)                (1,550)              (3,137)
Interest income                                               1,424                 825                    970                1,940
Interest expense                                            (37,421)            (17,392)               (24,798)             (46,815)
Consolidation costs                                               -                   -                (15,577)                   -
                                                 ------------------     ---------------       ----------------    -----------------

Income (loss) before extraordinary item                      31,053              15,241                (10,700)              12,592

Extraordinary item - (loss) gain on
        extinguishment of debt                                    -                   -                (15,195)               2,099
                                                 ------------------     ---------------       ----------------    -----------------

Net income (loss) of the Operating Partnership               31,053              15,241       $        (25,895)   $          14,691
                                                                                              ================    =================
Interest of Other Operating Partnership
 Unitholders                                                 17,648               8,709

Distributions in excess of earnings allocated to
        Other Operating Partnership Unitholders               5,876                   -
                                                 ------------------     ---------------

Net income                                       $            7,529     $        6,532
                                                 ==================     ===============
Net income per share                             $             0.81     $         0.72
                                                 ==================     ===============

        The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      AND
                                   CES GROUP
                   COMBINED STATEMENTS OF PARTNERS' DEFICIT



  Common                                                                                     Additional            Retained
  Stock                                                                    Common              Paid-in             Earnings
Outstanding   (Dollars in Thousands, Except for Per Share Amounts)         Stock               Capital             (Deficit)
-----------  ---------------------------------------------------------------------------------------------------------------
                CES GROUP

                Balance, December 31, 1992                             $          -        $          -        $          -
                   Investments in and advances, net                               -                   -                   -
                   Contributions                                                  -                   -                   -
                   Distributions                                                  -                   -                   -
                   Revenues in excess of expenses                                 -                   -                   -
                                                                        ------------        ------------        ------------

                Balance, December 31, 1993                                        -                   -                   -
                   Investments in and advances, net                               -                   -                   -
                   Contributions                                                  -                   -                   -
                   Distributions                                                  -                   -                   -
                   Liabilities retained by predecessor partnerships               -                   -                   -
                   Expenses in excess of revenues                                 -                   -                   -
                                                                        ------------        ------------        ------------

                Balance, June 29, 1994                                 $          -        $          -        $          -
                                                                        ============        ============        ============


                CHARLES E. SMITH RESIDENTIAL REALTY, INC.

                Balance, June 29, 1994, as restated                    $          -        $          -        $          -
                   Contribution by Predecessors of assets,
                     at historical cost, net of liabilities                       -            (244,208)                  -
                   Proceeds of Offerings,
                     net of underwriting discount
  9,049,667          and offering costs of $15,813                               90             201,284                   -
                   Adjustment for Unit Grants                                                       285
                   Earnings in Excess of Distributions to
                     Other Operating Partnership Unitholders                      -                   -               2,841
                   Net income                                                     -                   -               6,532
                   Dividends ($.48 per share)                                     -                   -              (4,344)
------------                                                            ------------        ------------        ------------

  9,049,667     Balance, December 31, 1994                                       90             (42,639)              5,029
                   Operating Partnership equity
                     exchanged for acquisitions                                   -              15,491                   -
                   Conversion of Operating Partnership units
    658,456          to common stock                                              7                  (7)                  -
                   Adjustment for Unit Grants                                     -                 570                   -
                   Net income                                                     -                   -               7,529
                   Dividends ($ 1.915 per share)                                  -                   -             (17,693)
------------                                                            ------------        ------------        ------------

  9,708,123     Balance, December 31, 1995                             $         97        $    (26,585)       $     (5,135)
============                                                            ============        ============        ============

  Common
   Stock                                                                        Partners'
Outstanding  (Dollars in Thousands, Except for Per Share Amounts)                Deficit            Total
-----------  -------------------------------------------------------------------------------------------------
                CES GROUP

                Balance, December 31, 1992                                   $   (182,630)       $   (182,630)
                   Investments in and advances, net                                (9,363)             (9,363)
                   Contributions                                                      193                 193
                   Distributions                                                  (38,897)            (38,897)
                   Revenues in excess of expenses                                  14,691              14,691
                                                                              ------------        ------------

                Balance, December 31, 1993                                       (216,006)           (216,006)
                   Investments in and advances, net                                  (221)               (221)
                   Contributions                                                      565                 565
                   Distributions                                                   (7,133)             (7,133)
                   Liabilities retained by predecessor partnerships                 2,268               2,268
                   Expenses in excess of revenues                                 (25,895)            (25,895)
                                                                              ------------        ------------

                Balance, June 29, 1994                                       $   (246,422)       $   (246,422)
                                                                              ============        ============

                CHARLES E. SMITH RESIDENTIAL REALTY, INC.

                Balance, June 29, 1994, as restated                          $          -        $          -
                   Contribution by Predecessors of assets,
                     at historical cost, net of liabilities                             -            (244,208)
                   Proceeds of Offerings,
                     net of underwriting discount
  9,049,667          and offering costs of $15,813                                      -             201,374
                   Adjustment for Unit Grants                                                             285
                   Earnings in Excess of Distributions to
                     Other Operating Partnership Unitholders                            -               2,841
                   Net income                                                           -               6,532
                   Dividends ($.48 per share)                                           -              (4,344)
------------                                                                  ------------        ------------

  9,049,667     Balance, December 31, 1994                                              -             (37,520)
                   Operating Partnership equity
                     exchanged for acquisitions                                         -              15,491
                   Conversion of Operating Partnership units
    658,456          to common stock                                                    -                   -
                   Adjustment for Unit Grants                                           -                 570
                   Net income                                                           -               7,529
                   Dividends ($ 1.915 per share)                                        -             (17,693)
------------                                                                  ------------        ------------

  9,708,123     Balance, December 31, 1995                                   $          -        $    (31,623)
============                                                                  ============        ============



        The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      AND
                                   CES GROUP
                       COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)



                                                                      Charles E. Smith Residential Realty, Inc.
                                                                    ---------------------------------------------
                                                                       (Restated)                  (Restated)
                                                                       Year Ended                June 30, 1994 to
                                                                    December 31, 1995           December 31, 1994
                                                                    -----------------           -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $           7,529           $           6,532
  Interest of Other Operating Partnership Unitholders                         17,648                       8,709
  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Extraordinary item                                                           -                           -
      Consolidation costs                                                          -                           -
      Depreciation and amortization                                           19,547                       9,257
      Distributions in excess of earnings allocated to
         Other Operating Partnership Unitholders                               5,876                           -
      (Increase) decrease in other assets                                     (1,721)                     (1,656)
      Increase in accounts payable and
         accrued expenses                                                      2,872                       3,499
      Increase in other liabilities                                                -                           -
                                                                    -----------------           -----------------
         Net cash provided by operating activities                            51,751                      26,341
                                                                    -----------------           -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions and development of rental property                            (55,152)                    (40,005)
  Additions to rental property                                                (5,257)                     (2,601)
  Decrease (increase) in notes receivable,
      related parties                                                              -                           -
  (Decrease) increase in related party payables:
      Property Service Businesses                                             (8,535)                      9,171
      Affiliates                                                                (703)                      1,172
      Predecessor                                                                 33                        (681)
  Cash transferred from predecessors                                               -                      15,395
  Decrease (increase) in investment in and advances
      to Property Service Businesses and other                                 1,939                      (9,117)
  Other                                                                          680                      (7,449)
                                                                    -----------------           -----------------
         Net cash (used in) provided by investing activities                 (66,995)                    (34,115)
                                                                    -----------------           -----------------

CASH FLOWS FROM FINANCING ACTIVITES:
  Net proceeds from sale of common stock                                           -                     201,374
  Proceeds from mortgages and notes payable                                        -                     352,354
  Repayments of debt including prepayment penalties                             (466)                   (479,075)
  Repayment of notes payable, related parties                                      -                     (26,232)
  Financing fees and consolidation costs                                           -                     (33,235)
  Proceeds from notes payable, related parties                                     -                           -
  Proceeds from line of credit draws                                          31,400                      21,150
  Proceeds from construction loan                                             16,654                           -
  Dividends and distributions to shareholders and
      predecessor partners                                                   (41,216)                    (10,212)
  Distributions to partners                                                        -                           -
  Other, net                                                                       -                           -
                                                                    -----------------           -----------------
         Net cash provided by (used in) financing activities                   6,372                      26,124
                                                                    -----------------           -----------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                            (8,872)                     18,350

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                                                         18,350                           -
                                                                    -----------------           -----------------

CASH AND CASH EQUIVALENTS
  END OF PERIOD                                                    $           9,478           $          18,350
                                                                    =================           =================

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                         $          35,376           $          16,457
  Capitalized interest                                                           675                         200
  Contribution of properties to the Operating Partnership                          -                    (244,208)
  Purchase of property in exchange for Operating
      Partnership units                                                       15,491                           -
  Assumption of debt on acquisitions                                          30,618                           -

                                                                                        CES Group
                                                                      ----------------------------------------------

                                                                       January 1, 1994                Year Ended
                                                                      to June 29, 1994             December 31, 1993
                                                                      ----------------             -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $        (25,895)            $          14,691
  Interest of Other Operating Partnership Unitholders                               -                             -
  Adjustments to reconcile net income
   to net cash provided by operating activities:
      Extraordinary item                                                       15,195                        (2,099)
      Consolidation costs                                                      15,577
      Depreciation and amortization                                             8,847                        17,028
      Distributions in excess of earnings allocated to
         Other Operating Partnership Unitholders
      (Increase) decrease in other assets                                      (5,738)                        2,360
      Increase in accounts payable and
         accrued expenses                                                       5,526                         2,736
      Increase in other liabilities                                             1,323                         1,435
                                                                      ----------------             -----------------
         Net cash provided by operating activities                             14,835                        36,151
                                                                      ----------------             -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions and development of rental property                                   -                             -
  Additions to rental property                                                 (2,012)                       (6,065)
  Decrease (increase) in notes receivable,
      related parties                                                           6,247                        (1,032)
  (Decrease) increase in related party payables:
      Property Service Businesses                                                   -                             -
      Affiliates                                                                    -                             -
      Predecessor                                                                   -                             -
  Cash transferred from predecessors                                                -                             -
  Decrease (increase) in investment in and advances                                 -                             -
      to Property Service Businesses and other                                      -                             -
  Other                                                                          (999)                        1,372
                                                                      ----------------             -----------------
         Net cash (used in) provided by investing activities                    3,236                        (5,725)
                                                                      ----------------             -----------------

CASH FLOWS FROM FINANCING ACTIVITES:
  Net proceeds from sale of common stock                                            -                             -
  Proceeds from mortgages and notes payable                                         -                        46,754
  Repayments of debt including prepayment penalties                            (2,699)                      (45,665)
  Repayment of notes payable, related parties                                  (2,351)                       (1,683)
  Financing fees and consolidation costs                                       (6,891)                       (5,311)
  Proceeds from notes payable, related parties                                  3,593                        22,095
  Proceeds from line of credit draws                                                -                             -
  Proceeds from construction loan                                                   -                             -
  Dividends and distributions to shareholders and
      predecessor partners                                                          -                             -
  Distributions to partners                                                    (5,583)                      (38,897)
  Other, net                                                                   (1,206)                       (9,363)
                                                                      ----------------             -----------------
         Net cash provided by (used in) financing activities                  (15,137)                      (32,070)
                                                                      ----------------             -----------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                              2,934                        (1,644)

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                                                          13,663                        15,307
                                                                      ----------------             -----------------

CASH AND CASH EQUIVALENTS
  END OF PERIOD                                                      $         16,597             $          13,663
                                                                      ================             =================

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                           $         26,536             $          43,359
  Capitalized interest                                                              -                           106
  Contribution of properties to the Operating Partnership                           -                             -
  Purchase of property in exchange for Operating
      Partnership units                                                             -                             -
  Assumption of debt on acquisitions                                                -                             -

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                 AND CES GROUP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)


1.   ORGANIZATION AND FORMATION OF COMPANY

     Charles E. Smith Residential Realty, Inc. (the "Company") was organized in Maryland on June 10, 1993. The Company had no operations prior to the completion of the business combination (discussed below) which occurred on June 30, 1994. The Company was formed with the intent of qualifying as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. In connection with the business combination, the Company, on June 30, 1994, raised equity through an initial public offering and a private placement (the "Offerings"), and issued debt in a series of concurrent private financing transactions.

     The proceeds were used to acquire the sole general partnership and a proportionate limited partnership interest in Charles E. Smith Residential Realty L.P. (the "Operating Partnership"). The Operating Partnership is the successor entity to CES Group (the "Predecessor"). Simultaneous with the Offerings, the entities that owned the properties and the related service businesses included in the CES Group transferred the properties (the "Properties"), the management, development, leasing, interior construction and renovation, engineering and technical services, and financing services business segments of the Predecessor to the Operating Partnership (or corporations in which the Operating Partnership owns substantially all of the equity) and received in exchange, directly or indirectly, units of limited partnership in the Operating Partnership. (The transferring entities and their owners, which include Robert H. Smith and Robert P. Kogod and their families, and other former owners of indirect interests in the Properties, are referred to collectively as the "Other Operating Partnership Unitholders").

     The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily residential multifamily properties. As of December 31, 1995, the Operating Partnership owned 38 existing multifamily properties containing 14,150 apartment units, and owned and operated two free-standing community retail shopping centers, aggregating 436,000 square feet. All properties are located in the Washington, D.C. metropolitan area. Additionally, the Operating Partnership owned substantially all of the equity in entities which provide multifamily and retail property management and leasing, interior construction and renovation, building engineering and technical services, and financial advisory services (collectively the "Property Service Businesses").

     The following is a summary of the assets and liabilities contributed by the Predecessor on June 30, 1994 (at historical net book value) for a 57.3% limited partnership interest in the Operating Partnership (dollar amounts in millions):


       Rental and other properties, at historical cost, net
        of accumulated depreciation and amortization           $  293.9
       Mortgage and other debt                                   (565.1)
       Other assets, net                                           24.8
                                                               --------
       Net deficit of CES Group                                  (246.4)
       Property Service Businesses
        accounted for using the equity method                       2.2
                                                               --------
       Net carry-over deficit transferred to the
         Operating Partnership                                 $ (244.2)
                                                               ========

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  The accompanying consolidated balance sheets as of December 31, 1995 and December 31, 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1995 and for the period from June 30, 1994 to December 31, 1994 of the Company include all of the accounts of the Company, the Operating Partnership and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to the Company's control as sole general partner.

  The Company had previously selected the cost method to account for its investment in its Property Service Businesses in order to comply with a previous interpretation of the Securities and Exchange Commission. However, during the year ended December 31, 1995, in compliance with the Emerging Issues Task Force consensus, "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation", the Company changed its accounting from the cost method to the equity method. As a result, the Company's net income for the year ended December 31, 1995 was approximately $6.4 million ($.69 per share) lower than it would have been had the change not been made. Financial statements for the period ended December 31, 1994 have been retroactively restated for this change, which decreased the Company's previously reported net income and the beginning balance of shareholders' equity by $238 ($.03 per share) and $44.5 million, respectively. Due to the retroactive restatement, net income of the Operating Partnership decreased by $1.3 million and $554 for the year ended December 31, 1995 and the period from June 30, 1994 to December 31, 1994, respectively, and the beginning balance of equity at June 30, 1994 decreased by $46.8 million.

  The accompanying combined statements of revenue and expenses, and cash flows of the CES Group for the period from January 1, 1994 to June 29, 1994, and for the year ended December 31, 1993 include all of the accounts of the CES Group. The CES Group financial statements have been presented on a combined basis (including the Property Service Businesses) because the majority of the entities which owned the Properties and the Property Service Businesses had certain common general or limited partners and/or stockholders.

  All significant intercompany balances and transactions have been eliminated.


Rental Property

   The assets (including the Properties) that were merged or transferred were recorded at Predecessor cost. The Company records acquired or developed rental property at cost, which includes cost of acquisition, development, construction and interest and real estate taxes incurred during the original construction period. Ordinary repairs and maintenance are expensed as incurred; major improvements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Depreciation on buildings and improvements is computed using the straight-line method over estimated useful asset lives as follows:

       Base building                   40 years
       Land improvements               20 years
       Building components             7 to 20 years
       Tenant improvements             Remaining terms of lease or useful life,
                                       (whichever is shorter)
       Furniture, fixtures and
        equipment                      5 to 10 years


Deferred Charges

  Deferred charges of the Company consist primarily of permanent loan fees, which are being amortized over the term of the notes which approximates the effective interest rate method, and retail lease acquisition costs, which are being amortized over the term of the related lease.

Revenue Recognition

  Rental income attributable to residential leases is recognized when due from tenants. The Company requires tenants to initially execute a one-year lease. At the expiration of the lease term, the lease converts to a month-to-month basis.

  Minimum rental income attributable to retail leases is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Minimum rental income recognized in excess of payments due was $5.9 million and $4.8 million at December 31, 1995 and 1994, respectively, and is included in other assets. The lease agreements contain provisions that provide for additional rentals based on the tenants' sales volume and reimbursement from the tenants for their share of real estate taxes and certain common area maintenance costs. Additional rentals are recognized on the accrual basis.

  The future minimum lease payments to be received by the Company under noncancelable retail leases as of December 31, 1995, are as follows (dollar amounts in thousands):

                Year Ending
                December 31,
                ------------
                    1996                $  6,827
                    1997                   7,233
                    1998                   7,155
                    1999                   6,831
                    2000                   6,667
                 Thereafter               77,814
                                        --------
                                        $112,527
                                        ========

Income Taxes

  Federal income taxes are not provided because the Company believes it qualifies as a real estate investment trust under the provisions of the Internal Revenue Code of 1986, as amended. As a real estate investment trust, the Company is required to distribute at least 95% of its taxable income to shareholders and meet certain other requirements. The Company's income tax basis in its assets and liabilities was $476.4 million and $403.7 million, respectively, at December 31, 1995 and $389.7 million and $334.6 million, respectively, at December 31, 1994.

  For income tax purposes, dividends paid to shareholders consist of ordinary income and return of capital. For the year ended December 31, 1995 and the period from June 30, 1994 to December 31, 1994, dividends paid per share were characterized as follows:

                                       1995                1994
                                 ----------------    ---------------
                                 Per Share     %     Per Share    %
                                 ---------    ---    ---------   ---

       Ordinary Income           $   1.206    63%    $       -     0%
       Return of Capital              .709    37%          .48   100%
                                 ---------    ---    ---------   ---
                                 $   1.915    100%   $     .48   100%
                                 =========    ===    =========   ===

Interest of Other Operating Partnership Unitholders

  In the restatement, the net carry-over deficit contributed by Other
Operating Partnership Unitholders exceeded the initial equity raised by the Company. As such, there is no minority interest reflected in the statements. At December 31, 1995 and 1994, the deficit minority interest was $17.9 million and $21.4 million, respectively. During 1994, earnings allocated to the Other Operating Partnership Unitholders were greater than the distributions paid to them by $2.8 million. As a result, the $2.8 million was reflected as credit to retained earnings. During 1995, the distributions made to the Other Operating Partnership Unitholders exceeded the earnings allocated to them by $5.9 million, which was reflected as a charge in the Company's income statement.

Per Share Data

  Earnings per share of the Company for the year ended December 31, 1995 and the period from June 30, 1994 to December 31, 1994 is computed based on 9,310,929 and 9,098,504 shares, respectively, which represents the weighted average number of shares outstanding during the period. Weighted average Operating Partnership units not held by the Company (12,292,066 and 12,131,292 units for the periods ended December 31, 1995 and 1994, respectively) may be redeemed at the Unitholders' sole discretion. At the option of the Company, such redemption may be made for cash at the then fair value of the Company's stock, or for shares of common stock of the Company on a one-for-one basis which does not have a dilutive effect. During 1995, 658,456 units were redeemed for shares of stock. Historical per share data for periods prior to the public offering is not relevant.

  Approximately 19.3 million and 1 million shares of the Company's common stock have been reserved for redemption of Operating Partnership Units and issuance under the Company's Dividend and Distribution Investment and Share Purchase Plan, respectively.

Cash and Cash Equivalents

  Cash and cash equivalents include all cash and cash equivalent investments with original maturities of three months or less.

Consolidation Costs and Extraordinary Items

  Although the Predecessor was ultimately reimbursed for all costs incurred related to the transfer of the Properties just prior to the initial public offering, such costs have been reflected by the Predecessor as an expense in the Combined Statement of Revenues and Expenses for the period from January 1, 1994 to June 29, 1994, and the reimbursement has been treated as a distribution. Additionally, the extraordinary item of $15,195, which represents the prepayment penalties required by the lenders in retiring the mortgage debt, is reflected by the Predecessor as an expense in the Combined Statement of Revenues and Expenses as such debt retirement was required to transfer the Properties to the Operating Partnership.

Use of Estimates in the Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions related to the net realizable value of rental property, the collectibility of accounts and notes receivable, and the outcome of asserted and unasserted claims that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

  In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard provides guidance on the carrying value of long-lived assets and is effective January 1, 1996. Management assesses for impairment any property whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the estimated future net cash flows from the property are less than its carrying value. Management believes that adopting the new standard will not have a material effect on the consolidated financial statements.

   In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures, beginning after the effective date of January 1, 1996, of net income and earnings per share as if the fair value method had been applied. The Company has elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies and, therefore, the standard will not have an effect on the consolidated financial statements.

3.   RENTAL PROPERTY AND ACQUISITIONS

Rental Property

  Rental property consists of the following as of December 31 (dollar amounts in thousands):

                                              1995           1994
                                            --------       --------
          Land, at Predecessor cost         $ 25,452       $ 25,452
          Land, acquired                      34,325          8,329
          Buildings and improvements,
           at Predecessor cost               421,577        416,905
          Buildings and improvements,
           acquired or developed             105,760         21,234
                                            --------       --------
                                             587,114        471,920
          Less: Accumulated depreciation     172,624        156,707
                                            --------       --------
                                            $414,490       $315,213
                                            ========       ========

  Depreciation expense of the Company was $15,917 for the year ended
December 31, 1995 and $7,673 for the period from June 30, 1994 to December 31, 1994. Depreciation expense of the CES Group was $7,494 for the period from January 1, 1994 to June 29, 1994 and $14,053 for the year ended December 31, 1993. Repairs and maintenance expense of the Company was $13,892 for the year ended December 31, 1995 and $7,172 for the period from June 30, 1994 to December 31, 1994. Repairs and maintenance expense of the CES Group was $6,854 for the period from January 1, 1994 to June 29, 1994 and $14,100 for the year ended December 31, 1993.

Acquisitions

  During 1995, the Company acquired five properties for $82.3 million, adding 1,369 apartment units. In two of the transactions, the Operating Partnership issued a total of approximately 561,000 Operating Partnership units valued at $13.7 million. The conversion of these Operating Partnership units into Company common stock is restricted for up to two years. In two of the transactions, the Company assumed a total of $30.6 million in mortgage loans.

4.   DEFERRED CHARGES

  Deferred charges consist of the following as of December 31 (dollar amounts in thousands):

                                               1995           1994
                                            --------       --------

          Permanent loan fees               $ 20,257       $ 19,206
          Retail lease acquisition costs       3,579          3,472
          Other                                  454            186
                                            --------       --------
                                              24,290         22,864

          Less: Accumulated amortization       5,508          2,448
                                            --------       --------
                                            $ 18,782       $ 20,416
                                            ========       ========

  Amortization expense of the Company was $3,060 for the year ended
December 31, 1995, and $1,338 for the period from June 30, 1994 to December 31, 1994. Amortization expense for the CES Group was $711 for the period from January 1, 1994 to June 29, 1994 and $1,785 for the year ended December 31, 1993.


5.   INVESTMENT IN AND ADVANCES TO PROPERTY SERVICE BUSINESSES AND OTHER

  The Company uses the equity method of accounting for its investment in the Property Service Businesses, which include Smith Realty Company, Consolidated Engineering Services, Inc., and Smith Management Construction, Inc. These companies provide services which include property management, leasing, engineering and technical, financing and interior construction and renovation. Under the equity method, the investment's carrying amount is adjusted for the investor's proportionate share of earnings or losses of the investee and by dividends received. The Operating Partnership recognized its 99% interest in the earnings of each of the Property Service Businesses which aggregated $6,868 and $3,785 for the year ended December 31, 1995 and for the period from June 30, 1994 to December 31, 1994, respectively. The Operating Partnership received distributions aggregating $8,178 and $4,340 for the year ended December 31, 1995 and for the period from June 30, 1994 to December 31, 1994, respectively.

  The Property Service Businesses provide services to the Company under one-year agreements which are automatically renewable. Such services are generally provided at cost (including a proportionate share of total overhead) except property management and leasing services which are provided at cost plus ten percent. Total fees charged to the Operating Partnership by the Property Service Businesses were $9,506 and $6,084 for the year ended December 31, 1995 and for the period from June 30, 1994 to December 31, 1994, respectively. The Property Service Businesses also provide services to certain partnerships which own commercial office buildings and have Messrs. Smith and Kogod as the general partners ("Affiliates"). Such services are generally provided at cost and overhead plus a mark-up, except for certain engineering and technical services which are provided at cost and overhead. Total fees charged to Affiliates by the Property Service Businesses were $50,524 and $19,252 for the year ended December 31, 1995 and for the period from June 30, 1994 to December 31, 1994, respectively.

  In addition to the above, Smith Realty Company provided administrative services such as accounting, systems and human resources services to the Operating Partnership and Affiliates totaling $8,090 and $4,948, respectively, for the year ended December 31, 1995 and $3,333 and $2,862, respectively, for the period from June 30, 1994 to December 31, 1994 at cost and overhead in accordance with cost and executive sharing agreements. In management's opinion, the allocation methods provide reasonable estimates of the costs that would have been incurred had the services been provided by the Operating Partnership. Additionally, an Affiliate was charged $280 for financial advisory services based upon estimated time incurred.

  At December 31, 1995 and 1994, the Operating Partnership had net payables to the Property Service Businesses of $635 and $9,170, respectively. These amounts are included in due to related parties.

  Combined summarized balance sheet information for the Property Service Businesses follows (dollar amounts in thousands):

                                    As of December 31,
                                   1995           1994
                                 --------       --------
          Assets
           Accounts receivable   $ 14,628       $ 14,495
           Property, net            3,651          3,704
           Other, net               2,496          2,088
                                 --------       --------
                                 $ 20,775       $ 20,287
                                 ========       ========
          Liabilities
           Accounts payable      $  9,000       $  7,455
           Deferred revenue         3,912          5,897
           Other                    4,821          2,566
          Equity                    3,042          4,369
                                 --------       --------
                                 $ 20,775       $ 20,287
                                 ========       ========

  These balance sheets exclude $44.5 million of notes due to the Operating Partnership which, under the equity method, are eliminated for purposes of carry-over basis accounting.

  Combined summarized income statement information for the Property Service Businesses follows (dollar amounts in thousands):

                                    Year Ended    June 30, 1994 to
                                  December 31,      December 31,
                                      1995             1994
                                  --------------  ----------------

    Revenues                         $  58,777         $  28,245
    Operating expense                   49,925            23,469
    Depreciation/amortization            1,325               560
    Other expense, net                     647               418
                                     ---------         ---------
     Net income/1/                   $   6,880         $   3,798
                                     =========         =========


/1/ Represents 100% of the Property Service Businesses' net income, of which the Company's share amounted to $6,868 and $3,785, respectively, for the year ended December 31, 1995 and the period from June 30, 1994 to December 31, 1994.


   During 1995, the Operating Partnership acquired an additional minority interest in a rental property partnership through the issuance of Operating Partnership units valued at $1,764. The Company uses the cost method to account for this investment.


6.   MORTGAGE LOANS

  The Operating Partnership, through its subsidiary financing partnerships, has mortgage loans which require monthly interest and, where applicable, principal payments, consisting of the following as of December 31 (dollar amounts in thousands):

                                                1995       1994
                                             --------   --------

          Mortgage Pool One                  $110,140   $110,140
          Mortgage Pool Two                   125,214    125,214
          Mortgage Pool Three                 117,000    117,000
          Mortgage Pool Four                   31,141     31,467
          Acquisition Mortgages                30,478          -
                                             --------   --------
                                             $413,973   $383,821
                                             ========   ========

  These loans are collateralized by non-recourse first lien mortgages or deeds of trust on 32 of the 40 Properties, bear interest at a weighted average interest rate of 8.13% and 8.17% as of December 31, 1995 and 1994, respectively, and have an average maturity of 6.5 years.

  The loan for Mortgage Pool One bears interest at 8.0% and is due June 30, 1999. The loan for Mortgage Pool Two bears interest at 8.3% and is due June 30, 2001. Both loans are interest only and require the Company to establish escrows to fund capital improvements and repairs, and to maintain minimum cash balances for interest and ground rent payments. The loans for Mortgage Pools One and Two contain cross collateral and cross default provisions among the separate financing partnership borrowers.

  The loan for Mortgage Pool Three is interest only, at a fixed rate of 7.99% paid monthly, through June 30, 1999, at which time amortization begins over 25 years with a balloon payment due June 30, 2004. The loan requires a capital and repair escrow. Certain Predecessor partners executed guarantees for $42 million of the mortgage loan secured by Mortgage Pool Three.

  The loan for Mortgage Pool Four represents the portion assumed by the Operating Partnership of an original loan of $42.5 million, of which $10.2 million was allocated to the landlord (see Note 8). The Operating Partnership and the landlord are jointly and severally liable for the entire amount of this non-recourse loan ($40.9 and $41.4 million outstanding at December 31, 1995 and 1994, respectively). The loan bears interest at the rate of 9.63% and is due September 1, 1996.

  In connection with two of the acquisitions discussed in Note 3, the Company assumed an interest-only mortgage loan of $17.5 million with an interest rate of LIBOR plus 170 basis points (7.76% as of December 31, 1995) due March 31, 1997, and a $13.1 million mortgage loan with a fixed interest rate of 7.50% with principal amortized over 25 years with a final payment due October 31, 2020. Both mortgage loans are collateralized by the respective properties.

  The scheduled principal payments for all of the mortgage loans are as follows (dollar amounts in thousands):

                Year Ending
                December 31,
                ------------
                    1996               $ 31,141
                    1997                 17,419
                    1998                      -
                    1999                111,149
                    2000                  1,618
                 Thereafter             252,646
                                       --------
                                       $413,973
                                       ========

  Subsequent to December 31, 1995, the loan for Mortgage Pool Three was extended for an additional five years, to June 30, 2009. The extension is reflected in the scheduled principal payments above.

7.   NOTES PAYABLE

  In connection with the development of the Westerly at Worldgate apartments, the Company obtained an interest-only construction loan in 1995 with interest at LIBOR plus a fixed spread (7.57% at December 31, 1995), payable monthly, due June 1, 1997. The outstanding balance of $16,654 at December 31, 1995 is collateralized by the property. Construction of the 320-unit community was completed in December, 1995.

  The Company also has a $100 million revolving line of credit on which $52,550 and $21,150 were outstanding at December 31, 1995 and 1994, respectively, and which represent the maximum amounts outstanding during 1995 and the period from June 30, 1994 through December 31, 1994, respectively. The amount outstanding at December 31, 1994 had a fixed interest rate through August 1995 of 8.07%. Additional borrowings under the line of credit bear interest at the one year LIBOR rate plus 2.25% (7.58% at December 31, 1995). The Company pays a fee of
 .125% on any unused portions of the line of credit. Borrowings under the line of credit are collateralized by certain rental property. The line of credit agreement contains certain restrictive covenants, including maintenance of minimum net worth, debt to equity ratios and cash flow coverage requirements.

  Subsequent to December 31, 1995, this line of credit agreement was extended to June 30, 1997 with two one-year extension options and the interest rate was lowered to LIBOR rate plus 1.625%. In addition, a new $83 million credit facility was obtained for property acquisitions with a term of eight and one half years. The loan provides for an interest rate that is fixed at the time of each acquisition at a fixed spread over a pre-determined index and is cross-collateralized with Mortgage Pool Three (Note 6). This facility allows for 100% debt financing for the first three years, and it also allows the Company the option to convert $50 million to unsecured debt with the release of the related collateral, upon receipt of an investment grade-credit rating. The agreement contains certain restrictive covenants including a limit on debt to asset value and maintenance of debt service coverage ratios.


8.   COMMITMENTS AND CONTINGENCIES

Land Leases

  Nine of the Properties have ground leases expiring at various dates between December, 2032 and July, 2064. Six of the ground leases are with parties who own Operating Partnership units. Generally, each ground lease provides for a nominal annual rental and an additional rental calculated from the results of Property operations after capital expenditures.

  The base rental expense to the Company under the ground leases was $491 for the year ended December 31, 1995 and $246 for the period from June 30, 1994 to December 31, 1994. The base rental expense for the CES Group was approximately $220 for the period from January 1, 1994 to June 29, 1994, and $412 during the year ended December 31, 1993. The additional rental expense to the Company under the ground leases was $1,831 for the year ended December 31, 1995 and $1,384 for the period from June 30, 1994 to December 31, 1994. Additional rental expense to the CES Group was approximately $1,354 for the period from January 1, 1994 to June 29, 1994, and $2,678 for the year ended December 31, 1993. At the expiration of the ground leases, the land and all of the improvements thereon will revert to the land owner. In most cases, the leases are subordinated to the mortgage debt on the related rental property.

  The future nominal base annual rentals as of December 31, 1995 for the ground leases are as follows (dollar amounts in thousands):


                Year Ending
                December 31,
                ------------
                   1996                $   491
                   1997                    491
                   1998                    491
                   1999                    491
                   2000                    491
                Thereafter              22,782
                                      --------
                                      $ 25,237
                                      ========

Litigation

  Neither the Company nor the Property Service Businesses is presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or the Property Service Businesses other than routine litigation arising in the ordinary course of business and which is expected to be covered by liability insurance.

Building Employees Retirement Plan

  Substantially all of the personnel employed at the residential Properties are eligible and participate in the Charles E. Smith Building Employees Retirement Plan, a defined contribution plan (the "Plan"). These personnel are employed by Smith Employment Services, L.P. ("Employment Services"), a limited partnership owned by the Operating Partnership, which is the primary employer in the Plan. Employment Services is required to contribute 4% of employee-qualified earnings. The total contributions were $286 in 1995 and $118 for the six months ended December 31, 1994. Prior to the business combination, these employees were employed by the partnerships that owned the Properties. Employees of the Property Service Businesses are covered by a separate defined contribution tax-qualified retirement savings plan.

9.  RELATED-PARTY TRANSACTIONS

  The Operating Partnership conducts business with entities in which Messrs. Smith and Kogod exercise control. The following is a description of these transactions.

  . In connection with the development of the Westerly at Worldgate apartments, the Operating Partnership purchased the land for $4.7 million from an affiliate controlled by Messrs. Smith and Kogod pursuant to an agreement with the Company at the time of the initial public offering. Also, a contract was executed with an entity controlled by Messrs. Smith and Kogod to manage the construction of the apartments at a fee of 4% of hard construction costs. Construction management fees were $519 for the year ended December 31, 1995 and $175 for the period from June 30, 1994 to December 31, 1994. The project was completed in December, 1995 at a total cost, excluding land, of $19.2 million.

  . The two retail properties lease health club facilities to entities controlled by Messrs. Smith and Kogod. Rental income earned under these leases approximated $4,795, $1,895, $1,863 and $3,677 for the year ended December 31, 1995, and the period from June 30, 1994 to December 31, 1994, the period from January 1, 1994 to June 29, 1994, and for the year ended December 31, 1993, respectively. The leases expire on December 31, 2015. Messrs. Smith and Kogod have guaranteed that the tenant for one of the facilities leased in 1991 will pay all minimum annual rent and expense pass-throughs in accordance with the terms of the agreement through June 10, 1999. In addition, one of the retail properties also leases health club equipment to the affiliated tenant under a capital lease. As of December 31, 1995 and 1994, the present value of the future minimum rental receivables approximated $263 and $305, respectively, and are included in other assets in the accompanying consolidated balance sheet.


  At December 31, 1995 and 1994, approximately $806 and $1,475 were reflected in due to related parties for amounts due to Affiliates and Predecessor Partners. In February 1996, approximately $466 of the balance due was paid by the Operating Partnership.


10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

  Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Operating Partnership for mortgages with similar terms and remaining maturities, the fair value of mortgages payable was approximately $459,000 and $370,000 at December 31, 1995 and 1994, respectively. The fair value of notes payable is assumed to be equal to carrying value.

11. INCENTIVE PLANS

Option Plan

  The Company maintains an employee stock and unit option plan designed for executive officers and other key employees of the Company, the Operating Partnership and the Property Service Businesses. Messrs. Smith and Kogod are not eligible to participate under the plan. The plan authorizes the issuance of up to 1,750,000 shares of common stock and/or units pursuant to options granted under this plan. Options were granted to purchase 895,000 shares of common stock and units at the initial public offering price of $24.00 to certain executive officers and other key employees at the time of the public offering. Options outstanding as of December 31, 1995 and 1994 are as follows:

                                                    Option Amount
                                              ----------------------------
                               Number         Per Share           Total
                               -------        ---------        -----------
  Shares under option,
   December 31, 1994           895,000        $      24        $21,480,000
  Options granted                    -                -                  -
  Options canceled                   -                -                  -
                               -------        ---------        -----------
  Shares under option,
   December 31, 1995           895,000        $      24        $21,480,000
                               =======        =========        ===========

  Options granted under the plan have a maximum term of ten years and vest generally in three to five equal annual installments beginning on the first anniversary of the date of grant. As of December 31, 1995, 183,002 options had vested. Generally, options terminate three months after the optionee's termination of employment with the Company. The Executive Compensation Committee of the Board of Directors may provide, however, that an option may be exercised over a longer period following termination of employment, but in no event beyond the expiration date of the option.

  The exercise price of options granted under the plan may not be less than the fair market value of the common stock on the date of grant. Payment for shares and/or units granted under the plan may be made either in cash, or, if permitted by the option agreement, by exchanging shares of common stock having a fair market value equal to the option exercise price.

  On June 30, 1994, pursuant to the Company's Directors Stock Option Plan, each member of the Company's Board of Directors who was not an employee of the Company received an option, which vested upon grant, to purchase 5,000 shares (20,000 shares in the aggregate for all Directors) of Common Stock at $24.00 per share (equal to the initial public offering price). This plan also provides for automatic grants of options, exercisable for 5,000 shares of Common Stock, to newly appointed non-employee directors.

Restricted Stock and Unit Plan

  The Company maintains a restricted stock and unit plan for executive officers and other key employees of the Company, the Operating Partnership and the Property Service Businesses. Messrs. Smith and Kogod are not eligible to participate under the plan. A maximum of 300,000 shares of common stock and/or units may be issued under the plan. Restricted shares and/or units that have not vested at the time of an employee's termination of employment with the Company will be forfeited, except where such termination occurs by reason of death or disability. Any restricted shares and/or units forfeited pursuant to the vesting provisions of the plan will again be available for award under the plan. In July 1994, 95,000 restricted units were awarded to certain executive officers and key employees. These grants vest in four equal annual installments beginning on the first anniversary of the date of grant, subject to acceleration of vesting upon a change of control of the Company. No grants were canceled and 23,750 units vested during the year ended December 31, 1995. No grants were canceled or vested during the period from June 30, 1994 to December 31, 1994. For the year ended December 31, 1995 and the period from June 30, 1994 to December 31, 1994, compensation expense relating to the plan was $570 and $285, respectively, which was based on the market value of the stock at the date of grant.


12. SEGMENT OPERATIONS

  The CES Group financial statements combine the results of operations of the Properties (the rental operations) and the Property Service Businesses (multifamily and retail property management and leasing, engineering and technical, interior construction and renovation, financing services, and other services). Consequently, the following table presents operating and other information divided between the two segments of the CES Group's business (dollar amounts in thousands).

                                                      Property
                                           Rental     Service                  Combined
                                         Operations  Businesses  Eliminations    Total
                                         ----------  ----------  ------------   -------
YEAR ENDED DECEMBER 31, 1993:
 Revenue                                  $124,187     $42,718      $     -      $166,905
 Interest income                             1,477         463            -         1,940
 Intersegment revenue                            -       3,159       (3,159)            -
                                          --------     -------      -------      --------
  Total revenue                           $125,664     $46,340      $(3,159)     $168,845
                                          ========     =======      =======      ========
 Depreciation and amortization            $ 14,884     $ 1,429      $  (551)     $ 15,762
                                          ========     =======      =======      ========
 Operating profit                         $ 54,180     $ 9,181      $  (817)     $ 62,544
 Intersegment expense (revenue)                803      (1,620)         817             -
                                          --------     -------      -------      --------
 Net profit                               $ 54,983     $ 7,561      $     -      $ 62,544
                                          ========     =======      =======      ========
 Identifiable assets at December 31,
  1993                                    $347,536     $12,643      $(2,318)     $357,861
                                          ========     =======      =======      ========
 Capital expenditures                     $  6,216     $   304      $  (151)     $  6,369
                                          ========     =======      =======      ========

PERIOD FROM JANUARY 1, 1994 TO
  JUNE 29, 1994:
 Revenue                                  $ 63,496     $27,792      $     -      $ 91,288
 Interest income                               663         307            -           970
 Intersegment revenue                            -       1,791       (1,791)            -
                                          --------     -------      -------      --------
  Total revenue                           $ 64,159     $29,890      $(1,791)     $ 92,258
                                          ========     =======      =======      ========
 Depreciation and amortization            $  7,897     $   763      $  (271)     $  8,389
                                          ========     =======      =======      ========
 Operating profit                         $ 27,171     $ 4,173      $  (119)     $ 31,225
 Intersegment expense (revenue)                947      (1,066)         119             -
                                          --------     -------      -------      --------
 Net profit                               $ 28,118     $ 3,107      $     -      $ 31,225
                                          ========     =======      =======      ========
 Capital expenditures                     $  1,913     $   306      $   (98)     $  2,121
                                          ========     =======      =======      ========


The revenue recognition policies of the Property Service Businesses are as follows.

  . Property management and leasing fees are generally a fixed percentage of gross monthly revenue of managed properties and are recognized as revenue when earned.

  . Interior construction and renovation revenues are recognized as earned under the percentage-of-completion method.

  . Engineering and technical services provided to related parties were billed at the actual costs incurred, including overhead. Revenues from third party engineering and technical services are typically based on a fixed price contract and recognized as earned.

  . Fees related to negotiation, settlement and administration of debt financings for affiliated entities are recognized on the closing date of the related financing.

13. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

  The following unaudited Pro Forma Condensed Consolidated Statement of Operations is presented as if the consummation of the Offerings and Mortgage Loans had occurred prior to January 1, 1994. Such pro forma information is based upon the historical consolidated statements of operations of the Company, the combined statements of the CES Group, and the application of the proceeds of the Offerings and Mortgage Loans as set forth above. The statement should be read in conjunction with the financial statements and notes thereto of the Company included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

  The unaudited Pro Forma Condensed Consolidated Statement of Operations is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed prior to January 1, 1994, nor does it purport to represent the results of operations of future periods.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
          PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (a) (Unaudited and dollar amounts in thousands, except per share amounts)

                                                                     For the Year Ended December 31, 1994
                                                                     ------------------------------------

                                                                                  Pro Forma
                                                                 Historical      Adjustments        Pro Forma
                                                                 -----------     ------------       ----------
Rental Properties
  Revenue                                                          $130,887         $      -         $130,887
  Expenses                                                          (74,236)            (602)         (74,838)
Equity in Income of
  Property Service Businesses                                         6,583             (402)           6,181
Other Income and Expenses
  Interest Income                                                     1,795              (57)           1,738
  Corporate General and Administrative Expenses                      (2,721)             510           (2,211)
  Interest Expense                                                  (42,190)           7,834          (34,356)
Consolidation Costs                                                 (15,577)          15,577                -
                                                                   --------         --------         --------
(Loss) Income before Extraordinary item                               4,541           22,860           27,401
Extraordinary item - Loss on Extinguishment of debt                 (15,195)          15,195                -
                                                                   --------         --------         --------
Net (loss) Income of the Operating Partnership                     $(10,654)          38,055           27,401
                                                                   ========
Predecessor Partners' Interests                                                      (15,658)         (15,658)
Distributions in Excess of Earnings
  Allocated to Predecessor Partners                                                   (5,722)          (5,722)
                                                                                    --------         --------

Net Income Attributable to Shareholders                                             $ 16,675         $  6,021
                                                                                    ========         ========
Net Income Per Share (b)                                                                             $   0.66
                                                                                                     ========

Notes:

(a) Pro forma adjustments consist principally of reflecting the Property Service Businesses using the equity method, a reduction in interest income to reflect the change in funds available for investment, additional general and administrative cost of the Company offset by allocations to the Property Service Businesses, adjustments to amortization of deferred financing costs, reduction of interest costs to reflect the effect of debt repayments and refinancings at lower rates, Federal and state income taxes incurred by the Property Service Businesses, the inclusion of the Predecessor Partners' interest in the Company and a reduction in Net Income Attributable to Shareholders to reflect the assumed Distributions in Excess of Earnings Allocated to Predecessor Partners.

(b) Pro forma net income per share is based upon 9,098,504 shares.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Restated quarterly financial information for 1994 and 1995 is as follows (dollar amounts in thousands except per share data):

                                                                   Period from
                                                                   June 30, 1994 to     Three Months Ended
                                                                   September 30, 1994   December 31, 1994
                                                                  --------------------  ------------------
Revenues                                                                $33,810              $ 34,406
Rental property expenses (including depreciation)                       (18,888)             ( 19,309)
Equity in income of Property Service Businesses                           2,632                 1,153
Interest expense (including amortization)                               ( 8,694)             (  8,698)
Corporate general and administrative expense                            (   611)             (    560)
                                                                        -------              --------
Income before Interest of
 Other Operating Partnership Unitholders                                  8,249                 6,992
Interest of Other Operating Partnership Unitholders                     ( 4,714)             (  3,995)
                                                                        -------              --------
Net income                                                              $ 3,535              $  2,997
                                                                        =======              ========
Net income per share                                                    $   .39              $    .33
                                                                        =======              ========

                                                                                Three Months Ended
                                                 -----------------------------------------------------------------------------
                                                 March 31, 1995     June 30, 1995     September 30, 1995     December 31, 1995
                                                 --------------     -------------     ------------------     -----------------
Revenues                                            $  34,410         $  35,069            $  37,616            $  39,238
Rental property expenses
 (including depreciation)                             (19,470)        (  19,512)           (  21,322)           (  21,581)
Equity in income of Property
 Service Businesses                                       561             1,586                1,994                2,727
Interest expense
 (including amortization)                             ( 8,695)        (   8,926)           (   9,572)           (  10,228)
Corporate general and administrative expense          (   653)        (     770)           (     611)           (     808)
                                                    ---------         ---------            ---------            ---------
Income before Interest of Other
 Operating Partnership Unitholders                      6,153             7,447                8,105                9,348
Interest of Other Operating Partnership
 Unitholders                                          ( 3,545)        (   4,303)           (   4,611)           (   5,189)
Distributions in Excess
  of Earnings Allocated to Other
  Operating Partnership Unitholders                   ( 2,263)        (   1,583)           (   1,249)           (     781)
                                                    ---------         ---------            ---------            ---------

Net income                                          $     345         $   1,561            $   2,245            $   3,378
                                                    =========         =========            =========            =========
Net Income per share                                $     .04         $     .17            $     .24            $     .35
                                                    =========         =========            =========            =========

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                    Initial Cost                          Costs
                                  Encumbrances/    --------------------------------------------        Capitalized
                                   Collateral                               Building and              Subsequent To
Properties                          Pools (1)               Land            Improvements               Acquisition
---------------------------     ---------------    --------------------------------------------   ---------------------
Albermarle                            LOC                     $418               $     -                 4,633
Bedford Village                       Two                    1,067                     -                12,572
Bennington                          $13,059                  6,922                22,645                    20
Berkeley                             Three                     108                     -                 1,875
Boulevard of Old Town                  -                     1,784                 4,269                    27
Calvert-Woodley                      Three                     172                     -                 2,265
Car Barn                              Two                    3,576                     -                13,313
Cleveland House                      Three                     325                     -                 3,955
Columbia Crossing                    Three                   4,701                     -                18,284
Columbian-Stratford                   One                      242                     -                 4,145
Concord Village                       Two                        -                     -                 8,175
Connecticut Heights (2)              17,419                  6,956                18,695                   244
Corcoran House                        One                      230                     -                 1,824
Courthouse Plaza                     Three                       -                     -                44,083
Crystal House I                       One                        -                     -                10,072
Crystal House II                      One                        -                     -                 8,734
Crystal Place                         Two                    1,245                     -                18,662
Crystal Square                        Two                        -                     -                14,351
Executive Central                     Two                      262                     -                 4,162
Executive North                       One                      245                     -                 3,659
Executive South                       Two                      303                     -                 4,749
Fort Chaplin                          Two                       97                     -                 7,705
Gateway Place                        Three                   1,660                     -                17,453
Manor                                 LOC                    5,809                14,807                 1,170
Marbury Plaza                         One                        -                     -                10,012
Newport Village                    Two/Three                   281                     -                15,048
Oakwood                                -                     3,819                12,531                     -
Orleans Village                       Two                      700                     -                12,782
Oxford Manor                          One                      290                     -                 2,958
Patriot Village                      31,141                      -                     -                27,723
Potomac View                          LOC                    2,520                 6,393                   205
Skyline Mall                         Three                     482                     -                14,262
Skyline Towers                        One                      360                     -                24,404
Statesman                             One                      600                     -                 4,165
Suburban Tower (2)                    LOC                    1,815                 5,239                     5
2501 Porter Street                   Three                   1,126                     -                18,163
Water Park Towers                     One                    2,500                     -                41,643
Westerly (3)                         16,654                  4,700                19,244                   186
Windsor Towers                        One                      362                     -                 5,260
Worldgate Centre                      LOC                    4,105                     -                40,547
                                                   --------------------------------------------   ---------------------
                                                           $59,777              $103,843              $423,494
                                                   ============================================   =====================
                                       Capitalized Costs Before
                                      Accumulated Depreciation at
                                           December 31, 1995
                                 -----------------------------------
                                                    Building and                            Accumulated              Net
Properties                            Land          Improvements       Total                Depreciation           Property
-----------------------------    ----------------------------------- -----------       --------------------     -------------
Albermarle                            $   418       $  4,633           $  5,051             ($3,144)              $  1,907
Bedford Village                         1,062         12,572             13,634              (7,633)                 6,001
Bennington                              6,922         22,665             29,587                (141)                29,446
Berkeley                                  108          1,875              1,983              (1,373)                   610
Boulevard of Old Town                   1,784          4,296              6,080                 (80)                 6,000
Calvert-Woodley                           172          2,265              2,437              (1,651)                   786
Car Barn                                3,576         13,313             16,889              (4,469)                12,420
Cleveland House                           325          3,955              4,280              (2,678)                 1,602
Columbia Crossing                       4,701         18,284             22,985              (3,055)                19,930
Columbian-Stratford                       242          4,145              4,387              (3,005)                 1,382
Concord Village                             -          8,175              8,175              (5,140)                 3,035
Connecticut Heights (2)                 6,956         18,939             25,895                (234)                25,661
Corcoran House                            230          1,824              2,054              (1,473)                   581
Courthouse Plaza                            -         44,083             44,083              (8,497)                35,586
Crystal House I                             -         10,072             10,072              (5,558)                 4,514
Crystal House II                            -          8,734              8,734              (5,381)                 3,353
Crystal Place                           1,245         18,662             19,907              (5,438)                14,469
Crystal Square                              -         14,351             14,351              (7,356)                 6,995
Executive Central                         262          4,162              4,424              (3,061)                 1,363
Executive North                           245          3,659              3,904              (2,785)                 1,119
Executive South                           303          4,749              5,052              (3,593)                 1,459
Fort Chaplin                               97          7,705              7,802              (5,372)                 2,430
Gateway Place                           1,660         17,453             19,113              (4,307)                14,806
Manor                                   5,809         15,977             21,786                (537)                21,249
Marbury Plaza                               -         10,012             10,012              (6,859)                 3,153
Newport Village                           281         15,048             15,329              (8,066)                 7,263
Oakwood                                 3,819         12,551             16,370                   -                 16,370
Orleans Village                           700         12,782             13,482              (8,153)                 5,329
Oxford Manor                              290          2,958              3,248              (2,056)                 1,192
Patriot Village                             -         27,723             27,723             (13,132)                14,591
Potomac View                            2,520          6,598              9,118                (212)                 8,886
Skyline Mall                              482         14,262             14,744              (6,835)                 7,909
Skyline Towers                            360         24,404             24,764             (13,882)                10,882
Statesman                                 600          4,165              4,765              (3,218)                 1,547
Suburban Tower (2)                      1,815          5,244              7,059                (120)                 6,939
2501 Porter Street                      1,126         18,163             19,289              (3,948)                15,341
Water Park Towers                       2,500         41,643             44,143              (8,693)                35,450
Westerly (3)                            4,700         19,430             24,130                (121)                24,009
Windsor Towers                            362          5,260              5,622              (3,590)                 2,032
Worldgate Centre                        4,105         40,547             44,652              (7,758)                36,894
                                 ----------------------------------- ------------      --------------------     -------------
                                      $59,777       $527,337           $587,114           ($172,624)              $414,490
                                 =================================== ============      ====================     =============
                                      Date of               Date            Depreciable
Properties                          Construction          Acquired             Lives
------------------------------   -------------------   -------------     ------------------
Albermarle                              1966                -                5 - 40 years
Bedford Village                         1967                -                5 - 40 years
Bennington                               -                 1995              5 - 40 years
Berkeley                                1961                -                5 - 40 years
Boulevard of Old Town                    -                 1995              5 - 40 years
Calvert-Woodley                         1962                -                5 - 40 years
Car Barn                             1982/1986              -                5 - 40 years
Cleveland House                         1962                -                5 - 40 years
Columbia Crossing                    1990/1991              -                5 - 40 years
Columbian-Stratford                     1959                -                5 - 40 years
Concord Village                         1967                -                5 - 40 years
Connecticut Heights (2)                  -                 1995              5 - 40 years
Corcoran House                          1961                -                5 - 40 years
Courthouse Plaza                     1988/1990              -                5 - 40 years
Crystal House I                         1969                -                5 - 40 years
Crystal House II                        1964                -                5 - 40 years
Crystal Place                           1986                -                5 - 40 years
Crystal Square                          1975                -                5 - 40 years
Executive Central                       1960                -                5 - 40 years
Executive North                         1960                -                5 - 40 years
Executive South                         1960                -                5 - 40 years
Fort Chaplin                            1963                -                5 - 40 years
Gateway Place                           1987                -                5 - 40 years
Manor                                    -                 1994              5 - 40 years
Marbury Plaza                           1966                -                5 - 40 years
Newport Village                         1971                -                5 - 40 years
Oakwood                                  -                 1995              5 - 40 years
Orleans Village                      1965/1966              -                5 - 40 years
Oxford Manor                            1967                -                5 - 40 years
Patriot Village                    1973/1975/1977           -                5 - 40 years
Potomac View                             -                 1994              5 - 40 years
Skyline Mall                            1977                -                5 - 40 years
Skyline Towers                          1972                -                5 - 40 years
Statesman                               1961                -                5 - 40 years
Suburban Tower (2)                       -                 1995              5 - 40 years
2501 Porter Street                   1987/1988              -                5 - 40 years
Water Park Towers                       1989                -                5 - 40 years
Westerly (3)                            1995                -                5 - 40 years
Windsor Towers                          1965                -                5 - 40 years
Worldgate Centre                        1990                -                5 - 40 years

(1) Encumbrances include $352.4 million of mortgage loans collateralized by three separate pools, and $52.6 million drawn on the Company's line of credit ("LOC") collateralized by the properties noted. As of December 31, 1995, the mortgage loan balances relating to Mortgage Pool One ("One"), Mortgage Pool Two ("Two"), and Mortgage Pool Three ("Three") are $110,140, $125,214, and $117,000 respectively.

(2) Connecticut Heights was acquired in exchange for Operating Partnership units valued at $7,400 and the assumption of an existing mortgage of approximately $17,500. Suburban Tower was acquired in exchange for Operating Partnership units valued at $6,500.

(3) Encumbrance represents the balance at December 31, 1995 of a construction loan collateralized by the property.

     The aggregate cost for Federal income tax purposes of the Company's investment in real estate was approximately $577,613 and $486,040 at December 31, 1995 and 1994, respectively. The changes in total real estate and accumulated depreciation for the three years ended December 31, 1995 are as follows:

                                     Total Real Estate Assets
                               ------------------------------------
                                 1995          1994         1993
                               ---------     --------     ---------

BALANCE, beginning of year     $471,920      $437,019     $431,577
 Acquisitions                   110,487        29,394            -
 Improvements                     4,709         5,507        6,065
 Retirements and write-offs          (2)            -         (623)
                               --------      --------     --------
BALANCE, end of year           $587,114      $471,920     $437,019
                               ========      ========     ========

                                    Accumulated Depreciation
                               -----------------------------------
                                 1995         1994          1993
                               --------     --------      --------

BALANCE, beginning of year     $156,707      $141,475     $128,032
 Depreciation for the year       15,917        15,232       14,053
 Retirements and write-offs           -             -         (610)
                               --------      --------     --------
BALANCE, end of year           $172,624      $156,707     $141,475
                               ========      ========     ========