Form 10-K/A
period 1995-12-31
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 1997-01-24
CIK 919004

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

5. Funds from Operations (FFO) is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, and distributions in excess of earnings allocated to Other Operating Partnership Unitholders, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike Funds from Operations, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

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

     Management believes the most meaningful comparison of the results of operations for the years ended December 31, 1995 and 1994 is on a pro forma basis rather than an historical basis because of the significant changes brought about by the initial public offering, refinancing, and the revision in the presentation of the operating subsidiaries (the "Property Service Businesses") of Charles E. Smith Residential Realty L.P. (the "Operating Partnership"). Therefore, the following discussion compares the historical activities of the Company for the year ended December 31, 1995 to the pro forma results for the year ended December 31, 1994. The pro forma adjustments made to the period ended June 29, 1994 consist of adjustments to (1) reflect the Property Service Businesses using the equity method, (2) reflect the effect of debt repayment and refinancings on interest expense, including amortization of deferred financing costs, (3) reflect additional general and administrative costs as a public company, offset by allocations to the Property Service Businesses, (4) reduce interest income to reflect changes in funds available for investment, and (5) reflect Federal and state income taxes on earnings and profits of the Property Service Businesses. The discussion also includes a comparison to the historical results for the years ended December 31, 1995, 1994 and 1993. In analyzing the results for 1994, management has summarized the Company's and CES Group's results of operations for 1994.

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
                                        =============       =============         ============       ===========       ===========

  Multifamily and Retail Property Management provide management services to the Operating Partnership at cost plus 10% in accordance with the management agreement; pro forma revenue for 1994 is reflected on this basis. In 1995, management services were provided to 18 third-party owned multifamily properties which own approximately 6,400 apartment units pursuant to contracts that generally provide for management fees of 4.5% of monthly gross income, and to three retail properties which own approximately 292,000 square feet of retail space pursuant to contracts that provide for management fees of 3% and leasing fees of 2% of monthly gross income. Of the 21 management agreements, 14 are with affiliated partnerships and seven are with unaffiliated property owners. The management agreements with affiliated partnerships are for initial terms of three years or more and the multifamily management agreements with unaffiliated owners generally have one-year terms. The average term for which the Company and its predecessors have managed these properties is 19 years.

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

  Property Service Businesses. Income from the Property Service Businesses increased from $6.2 million for 1994 to $6.9 million for 1995.

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

  Income before depreciation/amortization from Financing Services increased $.3 million in 1995 compared to 1994 due to an increase in finance fee revenues. Revenue from Financing Services increased $.8 million as $261 million of refinancings were closed in 1995, versus $168 million in 1994, and an affiliate was billed $.3 million for financial advisory services. Income before depreciation/amortization from Interior Construction and Renovation increased $.5 million compared to pro forma 1994 due to increased activity in tenant build-out and renovation projects at office buildings owned by affiliated partnerships and by increases in a major third party contract.

  Other. Corporate general and administrative expenses increased $.6 million, or 29%, due to fees and expenses incurred in connection with the preparation of the Company's initial annual report, 10-K and proxy, two 8-Ks, the registration with the SEC of the dividend reinvestment plan, and the Company's shelf registration. Interest expense increased $3.1 million, or 8.9%, due to additional borrowings for acquisitions and development.

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

  Rental Properties. Revenue from rental properties increased $6.7 million, or 5.4%, from $124.2 million for the year ended December 31, 1993, to $130.9 million for the year ended December 31, 1994 due to increased revenue from the multifamily properties of $5.8 million and a $0.9 million increase from the retail properties. Multifamily revenue increased due to a 3.3% increase in average monthly revenue per apartment unit from $818 for the year ended December 31, 1993 to $845 for the year ended December 31, 1994 and from the acquisition of an additional 627 multifamily units in August, 1994. Occupancy levels remained stable at approximately 98%. Retail revenues increased $0.9 million primarily as a result of straight line base rent increases from new leases, including the Worldgate Health Club lease, and a decrease in vacancy.

  Expenses from rental properties (including depreciation) increased $3.5 million, or 5.0%, from $70.7 million for the year ended December 31, 1993, to $74.2 million for the year ended December 31, 1994. This increase was due primarily to (1) the acquisition of 627 multifamily units in August, 1994 which added $.9 million, (2) an increase in expenses of the core residential and retail portfolios of $1.6 million, and (3) an increase in depreciation expense of $1.0 million due primarily to the property acquisitions and the $10 million of capital improvements to the rental properties during 1993 and 1994. The core portfolio expenses increased 2.9% from 1993 to 1994 due to normal inflationary increases in payroll and related benefits and other operating expenses. There was virtually no increase in three major cost categories - utilities, repairs and maintenance, and real estate taxes. Significant cost increases in utilities due to unusually cold weather in the first quarter of 1994 were offset by cost decreases due to an exceptionally mild summer and fall. Repair and maintenance projects were completed as planned with no significant unplanned projects. Real estate taxes did not increase in 1994 from 1993 as 1993 included a one time $.5 million increase related to the change in tax year by the District of Columbia.

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

  Financing Services revenues for the year ended December 31, 1993 included an unusually high level of fees related to refinancing of debt on properties owned by affiliated partnerships. Interior Construction and Renovation income before depreciation/amortization decreased due to lower margins experienced on a major contract with an unaffiliated third party in 1994. Engineering and Technical Services revenues increased by $15.3 million due primarily to four new contracts and expansion of existing contracts with unaffiliated third parties for building systems operations and maintenance of office buildings, university facilities and banking centers. These contracts also resulted in additional revenues from incremental repair and replacement services for mechanical/electrical systems. Expenses from Engineering and Technical Services increased $12.9 million due primarily to increased payroll expenses associated with the new and expanded contracts and from additional subcontractor costs for security, cleaning and other services under these contracts.

  Other. Interest expense was $4.6 million lower in 1994 due to the lower interest rates achieved through the Offerings.

  Funds from Operations. Funds from Operations (FFO) is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, and distributions in excess of earnings allocated to Other Operating Partnership Unitholders, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike Funds from Operations, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

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

  Principal payments on outstanding debt as of December 31, 1995 are due in the following years:



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

      ***10.39 Amended and Restated Credit Agreement by and between the Operating Partnership and PNC Bank, National Association, et al.

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

  10.64 Agreement of Limited Partnership of Smith Property Holdings Six L.P. (Incorporated by reference to Exhibit No. 10.3 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

   10.65 Agreement of Limited Partnership of Smith Property Holdings Six (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

***10.66   Certificate of Incorporation of Smith Seven, Inc.

***10.67   By-Laws of Smith Seven, Inc.

***10.68   Agreement of Limited Partnership of Smith Property Holdings Seven
           L.P.

***10.69 Commitment for Mortgage Loan to the Operating Partnership from Northwestern Mutual Life Insurance Company

***21      Subsidiaries of the Registrant

   23.1    Consent of Arthur Andersen LLP

           ------------------------------------
           *Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-11, No. 33-75288.

           **Incorporated by reference to the same titled and numbered exhibit in the Company's Form 10-K for the year ended December 31, 1994.

           ***Incorporated by reference to the same titled and numbered exhibit in the Company's Form 10-K for the year ended December 31, 1995 filed on March 27, 1996.


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


14(d)     Financial Statements

          See Index to Financial Statements and Schedules on Page F-1 of this Form 10-K.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of January, 1997.


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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Charles E. Smith Residential Realty, Inc.:

We have audited the accompanying consolidated balance sheets of Charles E. Smith Residential Realty, Inc. (a Maryland real estate investment trust) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1995 and for the period from June 30, 1994 to December 31, 1994, and the combined statements of revenues and expenses, partners' deficit and cash flows of CES Group for the period from January 1, 1994 to June 29, 1994, and for the year ended December 31, 1993. These consolidated and combined financial statements and the schedule referred to below are the responsibility of the management of Charles E. Smith Residential Realty, Inc. Our responsibility is to express an opinion on these consolidated and combined financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charles E. Smith Residential Realty, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of operations and cash flows for the year ended December 31, 1995 and for the period from June 30, 1994 to December 31, 1994, and the combined statements of revenues and expenses and cash flows of CES Group for the period from January 1, 1994 to June 29, 1994, and for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

As explained in Note 2 to the consolidated financial statements, Charles E. Smith Residential Realty, Inc. has given retroactive effect to the change in accounting for its investment in the property service businesses.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                   /s/ Arthur Andersen LLP
Washington, D.C.                                   Arthur Andersen LLP
February 8, 1996

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

  As of December 31, 1995, approximately 19.3 million and 1.0 million shares of the Company's common stock have been reserved for redemption of Operating Partnership Units and issuance under the Company's Dividend and Distribution Investment and Share Purchase Plan, respectively.

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

                                                                     For the Year Ended December 31, 1994
                                                                     ------------------------------------

                                                                                  Pro Forma
                                                                 Historical      Adjustments        Pro Forma
                                                                 -----------     ------------       ----------
Rental Properties
  Revenue                                                          $130,887         $      -         $130,887
  Expenses                                                          (74,236)            (602)         (74,838)
Equity in Income of
  Property Service Businesses                                         6,583             (402)           6,181
Other Income and Expenses
  Interest Income                                                     1,795              (57)           1,738
  Corporate General and Administrative Expenses                      (2,721)             510           (2,211)
  Interest Expense                                                  (42,190)           7,834          (34,356)
Consolidation Costs                                                 (15,577)          15,577                -
                                                                   --------         --------         --------
Income before Extraordinary item                                      4,541           22,860           27,401
Extraordinary item - Loss on Extinguishment of debt                 (15,195)          15,195                -
                                                                   --------         --------         --------
Net (Loss) Income of the Operating Partnership                     $(10,654)          38,055           27,401
                                                                   ========
Predecessor Partners' Interests                                                      (15,658)         (15,658)
Distributions in Excess of Earnings
  Allocated to Predecessor Partners                                                   (5,722)          (5,722)
                                                                                    --------         --------

Net Income Attributable to Shareholders                                             $ 16,675         $  6,021
                                                                                    ========         ========
Net Income Per Share (b)                                                                             $   0.66
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

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Restated quarterly financial information for 1994 and 1995 is as follows (dollar amounts in thousands except per share data):

                                                                   Period from
                                                                   June 30, 1994 to     Three Months Ended
                                                                   September 30, 1994   December 31, 1994
                                                                  --------------------  ------------------
Revenues                                                                $33,810              $ 34,406
Rental property expenses (including depreciation)                       (18,888)             ( 19,309)
Equity in income of Property Service Businesses                           2,632                 1,153
Interest expense                                                        ( 8,694)             (  8,698)
Corporate general and administrative expense                            (   611)             (    560)
                                                                        -------              --------
Income before Interest of
 Other Operating Partnership Unitholders                                  8,249                 6,992
Interest of Other Operating Partnership Unitholders                     ( 4,714)             (  3,995)
                                                                        -------              --------
Net income                                                              $ 3,535              $  2,997
                                                                        =======              ========
Net income per share                                                    $   .39              $    .33
                                                                        =======              ========

                                                                                Three Months Ended
                                                 -----------------------------------------------------------------------------
                                                 March 31, 1995     June 30, 1995     September 30, 1995     December 31, 1995
                                                 --------------     -------------     ------------------     -----------------
Revenues                                            $  34,410         $  35,069            $  37,616            $  39,238
Rental property expenses
 (including depreciation)                             (19,470)        (  19,512)           (  21,322)           (  21,581)
Equity in income of Property
 Service Businesses                                       561             1,586                1,994                2,727
Interest expense                                      ( 8,695)        (   8,926)           (   9,572)           (  10,228)
Corporate general and administrative expense          (   653)        (     770)           (     611)           (     808)
                                                    ---------         ---------            ---------            ---------
Income before Interest of Other
 Operating Partnership Unitholders                      6,153             7,447                8,105                9,348
Interest of Other Operating Partnership
 Unitholders                                          ( 3,545)        (   4,303)           (   4,611)           (   5,189)
Distributions in Excess
  of Earnings Allocated to Other
  Operating Partnership Unitholders                   ( 2,263)        (   1,583)           (   1,249)           (     781)
                                                    ---------         ---------            ---------            ---------

Net income                                          $     345         $   1,561            $   2,245            $   3,378
                                                    =========         =========            =========            =========
Net Income per share                                $     .04         $     .17            $     .24            $     .35
                                                    =========         =========            =========            =========

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                    Initial Cost                          Costs
                                  Encumbrances/    --------------------------------------------        Capitalized
                                   Collateral                               Building and              Subsequent To
Properties                          Pools (1)               Land            Improvements               Acquisition
---------------------------     ---------------    --------------------------------------------   ---------------------
Albemarle                             LOC                     $418               $     -                 4,633
Bedford Village                       Two                    1,067                     -                12,572
Bennington                          $13,059                  6,922                22,645                    20
Berkeley                             Three                     108                     -                 1,875
Boulevard of Old Town                  -                     1,784                 4,269                    27
Calvert-Woodley                      Three                     172                     -                 2,265
Car Barn                              Two                    3,576                     -                13,313
Cleveland House                      Three                     325                     -                 3,955
Columbia Crossing                    Three                   4,701                     -                18,284
Columbian-Stratford                   One                      242                     -                 4,145
Concord Village                       Two                        -                     -                 8,175
Connecticut Heights (2)              17,419                  6,956                18,695                   244
Corcoran House                        One                      230                     -                 1,824
Courthouse Plaza                     Three                       -                     -                44,083
Crystal House I                       One                        -                     -                10,072
Crystal House II                      One                        -                     -                 8,734
Crystal Place                         Two                    1,245                     -                18,662
Crystal Square                        Two                        -                     -                14,351
Executive Central                     Two                      262                     -                 4,162
Executive North                       One                      245                     -                 3,659
Executive South                       Two                      303                     -                 4,749
Fort Chaplin                          Two                       97                     -                 7,705
Gateway Place                        Three                   1,660                     -                17,453
Manor                                 LOC                    5,809                14,807                 1,170
Marbury Plaza                         One                        -                     -                10,012
Newport Village                    Two/Three                   281                     -                15,048
Oakwood                                -                     3,819                12,531                     -
Orleans Village                       Two                      700                     -                12,782
Oxford Manor                          One                      290                     -                 2,958
Patriot Village                      31,141                      -                     -                27,723
Potomac View                          LOC                    2,520                 6,393                   205
Skyline Mall                         Three                     482                     -                14,262
Skyline Towers                        One                      360                     -                24,404
Statesman                             One                      600                     -                 4,165
Suburban Tower (2)                    LOC                    1,815                 5,239                     5
2501 Porter Street                   Three                   1,126                     -                18,163
Water Park Towers                     One                    2,500                     -                41,643
Westerly (3)                         16,654                  4,700                19,244                   186
Windsor Towers                        One                      362                     -                 5,260
Worldgate Centre                      LOC                    4,105                     -                40,547
                                                   --------------------------------------------   ---------------------
                                                           $59,777              $103,843              $423,494
                                                   ============================================   =====================
                                       Capitalized Costs Before
                                      Accumulated Depreciation at
                                           December 31, 1995
                                 -----------------------------------
                                                    Building and                            Accumulated              Net
Properties                            Land          Improvements       Total                Depreciation           Property
-----------------------------    ----------------------------------- -----------       --------------------     -------------
Albemarle                             $   418       $  4,633           $  5,051             ($3,144)              $  1,907
Bedford Village                         1,062         12,572             13,634              (7,633)                 6,001
Bennington                              6,922         22,665             29,587                (141)                29,446
Berkeley                                  108          1,875              1,983              (1,373)                   610
Boulevard of Old Town                   1,784          4,296              6,080                 (80)                 6,000
Calvert-Woodley                           172          2,265              2,437              (1,651)                   786
Car Barn                                3,576         13,313             16,889              (4,469)                12,420
Cleveland House                           325          3,955              4,280              (2,678)                 1,602
Columbia Crossing                       4,701         18,284             22,985              (3,055)                19,930
Columbian-Stratford                       242          4,145              4,387              (3,005)                 1,382
Concord Village                             -          8,175              8,175              (5,140)                 3,035
Connecticut Heights (2)                 6,956         18,939             25,895                (234)                25,661
Corcoran House                            230          1,824              2,054              (1,473)                   581
Courthouse Plaza                            -         44,083             44,083              (8,497)                35,586
Crystal House I                             -         10,072             10,072              (5,558)                 4,514
Crystal House II                            -          8,734              8,734              (5,381)                 3,353
Crystal Place                           1,245         18,662             19,907              (5,438)                14,469
Crystal Square                              -         14,351             14,351              (7,356)                 6,995
Executive Central                         262          4,162              4,424              (3,061)                 1,363
Executive North                           245          3,659              3,904              (2,785)                 1,119
Executive South                           303          4,749              5,052              (3,593)                 1,459
Fort Chaplin                               97          7,705              7,802              (5,372)                 2,430
Gateway Place                           1,660         17,453             19,113              (4,307)                14,806
Manor                                   5,809         15,977             21,786                (537)                21,249
Marbury Plaza                               -         10,012             10,012              (6,859)                 3,153
Newport Village                           281         15,048             15,329              (8,066)                 7,263
Oakwood                                 3,819         12,551             16,370                   -                 16,370
Orleans Village                           700         12,782             13,482              (8,153)                 5,329
Oxford Manor                              290          2,958              3,248              (2,056)                 1,192
Patriot Village                             -         27,723             27,723             (13,132)                14,591
Potomac View                            2,520          6,598              9,118                (212)                 8,886
Skyline Mall                              482         14,262             14,744              (6,835)                 7,909
Skyline Towers                            360         24,404             24,764             (13,882)                10,882
Statesman                                 600          4,165              4,765              (3,218)                 1,547
Suburban Tower (2)                      1,815          5,244              7,059                (120)                 6,939
2501 Porter Street                      1,126         18,163             19,289              (3,948)                15,341
Water Park Towers                       2,500         41,643             44,143              (8,693)                35,450
Westerly (3)                            4,700         19,430             24,130                (121)                24,009
Windsor Towers                            362          5,260              5,622              (3,590)                 2,032
Worldgate Centre                        4,105         40,547             44,652              (7,758)                36,894
                                 ----------------------------------- ------------      --------------------     -------------
                                      $59,777       $527,337           $587,114           ($172,624)              $414,490
                                 =================================== ============      ====================     =============
                                      Date of               Date            Depreciable
Properties                          Construction          Acquired             Lives
------------------------------   -------------------   -------------     ------------------
Albemarle                               1966                -                5 - 40 years
Bedford Village                         1967                -                5 - 40 years
Bennington                               -                 1995              5 - 40 years
Berkeley                                1961                -                5 - 40 years
Boulevard of Old Town                    -                 1995              5 - 40 years
Calvert-Woodley                         1962                -                5 - 40 years
Car Barn                             1982/1986              -                5 - 40 years
Cleveland House                         1962                -                5 - 40 years
Columbia Crossing                    1990/1991              -                5 - 40 years
Columbian-Stratford                     1959                -                5 - 40 years
Concord Village                         1967                -                5 - 40 years
Connecticut Heights (2)                  -                 1995              5 - 40 years
Corcoran House                          1961                -                5 - 40 years
Courthouse Plaza                     1988/1990              -                5 - 40 years
Crystal House I                         1969                -                5 - 40 years
Crystal House II                        1964                -                5 - 40 years
Crystal Place                           1986                -                5 - 40 years
Crystal Square                          1975                -                5 - 40 years
Executive Central                       1960                -                5 - 40 years
Executive North                         1960                -                5 - 40 years
Executive South                         1960                -                5 - 40 years
Fort Chaplin                            1963                -                5 - 40 years
Gateway Place                           1987                -                5 - 40 years
Manor                                    -                 1994              5 - 40 years
Marbury Plaza                           1966                -                5 - 40 years
Newport Village                         1971                -                5 - 40 years
Oakwood                                  -                 1995              5 - 40 years
Orleans Village                      1965/1966              -                5 - 40 years
Oxford Manor                            1967                -                5 - 40 years
Patriot Village                    1973/1975/1977           -                5 - 40 years
Potomac View                             -                 1994              5 - 40 years
Skyline Mall                            1977                -                5 - 40 years
Skyline Towers                          1972                -                5 - 40 years
Statesman                               1961                -                5 - 40 years
Suburban Tower (2)                       -                 1995              5 - 40 years
2501 Porter Street                   1987/1988              -                5 - 40 years
Water Park Towers                       1989                -                5 - 40 years
Westerly (3)                            1995                -                5 - 40 years
Windsor Towers                          1965                -                5 - 40 years
Worldgate Centre                        1990                -                5 - 40 years

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
                               ========      ========     ========

                                  EXHIBIT INDEX
                                                                        (If filed herewith)
EXHIBIT NO.                     EXHIBIT                                          PAGE
-----------                     -------                                          ----
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

       **10.10      Voting Stock Partnership Agreement for Consolidated Engineering
                    Services Partnership
       **10.11      Amended and Restated Articles of Incorporation of Smith Realty Company
        *10.12      By-Laws of Smith Property Management, Inc.
        *10.13      Articles of Incorporation of Smith Management Construction, Inc.
        *10.14      By-Laws of Smith Management Construction, Inc.
        *10.15      Articles of Incorporation of Consolidated Engineering Services, Inc.
        *10.16      By-Laws of Consolidated Engineering Services, Inc.
        *10.17      Certificate of Incorporation of Smith One, Inc.
        *10.18      By-Laws of Smith One, Inc.
       **10.19      Agreement of Limited Partnership of Smith Property Holdings One L.P.
       **10.20      Agreement of Limited Partnership of Smith Property Holdings One (D.C.)
                    L.P.
        *10.21      Certificate of Incorporation of Smith Two, Inc.
        *10.22      By-Laws of Smith Two, Inc.
       **10.23      Agreement of Limited Partnership of Smith Property Holdings Two L.P.
       **10.24      Agreement of Limited Partnership of Smith Property Holdings Two (D.C.)
                    L.P.
        *10.25      Certificate of Incorporation of Smith Three, Inc.
        *10.26      By-Laws of Smith Three, Inc.
       **10.27      Agreement of Limited Partnership of Smith Property Holdings Three L.P.
       **10.28      Agreement of Limited Partnership of Smith Property Holdings Three
                    (D.C.) L.P.
        *10.29      Certificate of Incorporation of Smith Four, Inc.
        *10.30      By-Laws of Smith Four, Inc.
       **10.31      Agreement of Limited Partnership of Smith Property Holdings Four L.P.
       **10.32      Amended and Restated Certificate of Incorporation of Smith Five, Inc.
        *10.33      By-Laws of Smith Five, Inc.
       **10.34      Agreement of Limited Partnership of Smith Property Holdings Five (D.C.)
                    L.P.
       **10.35      License Agreement between Charles E. Smith Management, Inc. and the
                    Company
       **10.36      License Agreement between Charles E. Smith Management, Inc. and the
                    Operating Partnership
         10.37      Agreement of Limited Partnership of Smith Property Holdings Five L.P.
                    (Incorporated by reference to Exhibit No. 10.0 of the Company's Quarterly
                    Report on Form 10-Q for the Quarter Ended September 30, 1994)
       **10.38      Certificate of Limited Partnership of Smith Property Holdings Five L.P.
      ***10.39      Amended and Restated Credit Agreement by and between the Operating
                    Partnership and PNC Bank, National Association, et al.
         10.40      Deed of Trust and Security Agreement between Smith property Holdings
                    Three L.P. ("Smith Three") and The Northwestern Mutual Life Insurance
                    Company ("Northwestern") (Incorporated by reference to Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-Q for

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

                    the Quarter Ended June 30, 1994)

         10.53      Multifamily Note of Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.15 of the Company's Quarterly Report on Form 10-Q for
                    the Quarter Ended June 30, 1994)
         10.54      Absolute Assignment of Leases and Rents by Smith One D.C. to GMAC
                    (Incorporated by reference to Exhibit No. 10.16 of the Company's
                    Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.55      Property Management Agreement by and between Smith One and the
                    Operating Partnership (Incorporated by reference to Exhibit No. 10.17 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June
                    30, 1994)
         10.56      Multifamily Deed of Trust, Assignment of Rents and Security Agreement
                    between Smith One D.C. and GMAC (Incorporated by reference to Exhibit
                    No. 10.18 of the Company's Quarterly Report on Form 10-Q for the
                    Quarter Ended June 30, 1994)
         10.57      Commercial Leasing and Property Management Agreement between Smith
                    Three and the Operating Partnership (Incorporated by reference to Exhibit
                    No. 10.19 of the Company's Quarterly Report on Form 10-Q for the
                    Quarter Ended June 30, 1994)
       **10.58      Agreement of Limited Partnership of Smith Employment Services L.P.
       **10.59      Certificate of Limited Partnership of Smith Employment Services L.P.
         10.60      Second Restated and Amended Agreement of Limited Partnership of First
                    Herndon Associates Limited Partnership (Incorporated by reference to
                    Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the
                    Quarter Ended June 30, 1995)
         10.61      Second Amendment to the Certificate of Limited Partnership of First
                    Herndon Associates Limited Partnership (Incorporated by reference to
                    Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the
                    Quarter Ended June 30, 1995)
         10.62      Certificate of Incorporation of Smith Six, Inc. (Incorporated by reference to Exhibit No. 10.1 of the Company's Quarterly Report on Form 10-Q
                    for the Quarter Ended March 31, 1995)
         10.63      By-Laws of Smith Six, Inc. (Incorporated by reference to Exhibit No.
                    10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter
                    Ended March 31, 1995)
         10.64      Agreement of Limited Partnership of Smith Property Holdings Six L.P.
                    (Incorporated by reference to Exhibit No. 10.3 of the Company's
                    Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)
         10.65      Agreement of Limited Partnership of Smith Property Holdings Six
                    (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.4 of the
                    Company's Quarterly Report on Form 10-Q for the Quarter Ended
                    March 31, 1995)
      ***10.66      Certificate of Incorporation of Smith Seven, Inc.
      ***10.67      By-Laws of Smith Seven, Inc.
      ***10.68      Agreement of Limited Partnership of Smith Property Holdings Seven
                    L.P.
      ***10.69      Commitment for Mortgage Loan to the Operating Partnership
                    from Northwestern Mutual Life Insurance Company

      ***21         Subsidiaries of the Registrant

         23.1       Consent of Arthur Anderson LLP

-----------------------------------
            *Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-11, No. 33-75288.

            **Incorporated by reference to the same titled and numbered exhibit in the Company's Form 10-K for the year ended December 31, 1994.

            ***Incorporated by reference to the same titled and numbered exhibit in the Company's Form 10-K for the year ended December 31, 1995 filed on March 27, 1996.