Form 10-Q/A
period 1996-09-30
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 1997-01-24
CIK 919004

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              ____________________

                                  FORM 10-Q/A

      X   Quarterly Report Pursuant to Section 13or 15(d)
     ---
                    of the Securities Exchange Act of 1934
                   For the quarter ended September 30, 1996

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

                                  FORM 10-Q/A


                                     INDEX


                                                                   Pages
                                                                   -----
PART I - FINANCIAL INFORMATION
     Item 1: Financial Statements

                  Charles E. Smith Residential Realty, Inc.
                  December 31, 1995, Filed as a Part of This
                  Report

                  Consolidated Balance Sheets                        3

                  Consolidated Statements of Operations              4

                  Consolidated Statements of Shareholders' Equity    5

                  Consolidated Statements of Cash Flows              6

                  Notes to Consolidated Financial Statements         7

     Item 2: Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     10


SIGNATURES                                                          17

                        PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                                                                      September 30, 1996            December 31, 1995
                                                                      ------------------            -----------------
                                                                          (Unaudited)

          ASSETS
Rental property, at predecessor cost, net                              $        268,540             $        276,269
Rental property, acquired and developed, net                                    202,487                      138,221
Cash and cash equivalents                                                         3,586                        9,478
Tenants' security deposits                                                        3,831                        3,634
Escrow funds                                                                      6,449                        5,371
Investment in and advances to Property Service Businesses
     and other                                                                   11,364                        8,348
Deferred charges, net                                                            18,345                       18,782
Other assets                                                                      9,211                        9,219
                                                                       ----------------             ----------------
                                                                       $        523,813             $        469,322
                                                                       ================             ================

          LIABILITIES AND EQUITY

Liabilities
     Mortgage loans                                                    $        416,911             $       413,973
     Notes payable                                                              129,736                      69,204
     Accounts payable and accrued expenses                                       10,486                      12,693
     Tenants' security deposits                                                   3,831                       3,634
     Due to related parties                                                         287                       1,441
                                                                       ----------------             ---------------
          Total liabilities                                                     561,251                     500,945
                                                                       ================             ===============
Interest of Other Operating Partnership Unitholders                                 -                           -

Commitments and contingencies

Shareholders' equity
     Common stock - $.01 par value; 95,000,000 shares
          authorized; 9,943,511 and 9,708,123 shares issued
          and outstanding at September 30, 1996 and
          December 31, 1995, respectively                                            99                          97
     Additional paid-in capital - includes contributed
          deficit of $244,208                                                   (23,971)                    (26,585)
     Retained deficit                                                           (13,566)                     (5,135)
                                                                       ----------------             ---------------
          Total shareholders' equity                                            (37,438)                    (31,623)
                                                                       ----------------             ---------------
                                                                       $        523,813             $       469,322
                                                                       ================             ===============

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       (Unaudited - Dollars in Thousands, Except for Per Share Amounts)



                                                                For the Three Months                   For the Nine Months
                                                                Ended September 30,                    Ended September 30,
                                                           -------------------------------      ------------------------------
                                                                 1996             1995                1996            1995
                                                                               (Restated)                           (Restated)
RENTAL PROPERTIES
   Revenues                                                $      42,702      $     37,251      $    122,814       $     106,096

   Expenses
      Property operating expenses                                 16,621            15,046            48,850              42,054
      Real estate taxes                                            2,658             2,209             7,765               6,335
      Depreciation and amortization                                4,748             4,067            13,476              11,915
                                                           --------------     ------------      ------------       -------------
          Total expenses                                           24,027           21,322            70,091              60,304

PROPERTY SERVICE BUSINESSES
   Equity in income of Property Service Businesses                  1,797            1,994             4,789               4,141

Corporate general and administrative expenses                        (667)            (611)           (2,207)             (2,034)
Interest income                                                       192              365               726                 999
Interest expense                                                  (11,206)          (9,572)         (322,248)            (27,193)
                                                           --------------     ------------      ------------       -------------

Net income of the Operating Partnership                             8,791            8,105            23,783              21,705

Interest of Other Operating Partnership Unitholders                 4,818            4,611            13,047              12,459

Distributions in excess of earnings allocated to
    Other Operating Partnership Unitholders                         1,094            1,249             4,726               5,095
                                                           --------------     ------------      ------------       -------------

Net income                                                 $        2,879     $      2,245      $      6,010       $       4,151
                                                           ==============     ============      ============       =============

Net income per share                                       $         0.29     $       0.24      $       0.61       $        0.45
                                                           ==============     ============      ============       =============



       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


   Common                                                                            Additional       Retained
   Stock                                                                Common         Paid-in        Earnings
Outstanding  (Dollars in Thousands, Except for Per Share Amounts)        Stock         Capital        (Deficit)        Total
-----------  ---------------------------------------------------------------------------------------------------------------------

                Balance, June 29, 1994                              $          -   $           -   $           -   $           -
                   Contribution by Predecessors of assets,
                      at historical cost, net of liabilities                   -        (244,208)              -        (244,208)
                   Proceeds of Offerings,
                      net of underwriting discount
 9,049,667            and offering costs of $15,813                           90         201,284               -         201,374
                   Adjustment for Unit Grants                                                285                             285
                   Earnings in Excess of Distributions to
                     Other Operating Partnership Unitholders                   -               -           2,841           2,841
                   Net income                                                  -               -           6,532           6,532
                   Dividends ($0.48 per share)                                 -               -          (4,344)         (4,344)
-----------                                                          ------------   -------------   -------------   -------------

 9,049,667      Balance, December 31, 1994                                    90         (42,639)          5,029         (37,520)
                   Operating Partnership equity
                      exchanged for acquisitions                               -          15,491               -          15,491
                   Conversion of Operating Partnership units
   658,456            to common stock                                          7              (7)              -               -
                   Adjustment for Unit Grants                                  -             570               -             570
                   Net income                                                  -               -           7,529           7,529
                   Dividends ($1.915 per share)                                -               -         (17,693)        (17,693)
-----------                                                          ------------   -------------   -------------   -------------

 9,708,123      Balance, December 31, 1995                                    97         (26,585)         (5,135)        (31,623)
                   Operating Partnership equity
                      exchanged for acquisitions                               -           2,403               -           2,403
                   Conversion of Operating Partnership units
   235,388            to common stock                                          2              (2)              -               -
                   Redemption of Operating Partnership units                   -            (192)              -            (192)
                   Adjustment for Unit Grants                                  -             405               -             405
                   Net income                                                  -               -           6,010           6,010
                   Dividends ($1.47 per share)                                 -               -         (14,441)        (14,441)
-----------                                                          ------------   -------------   -------------   -------------

 9,943,511      Balance, September 30, 1996 (Unaudited)             $         99   $     (23,971)  $     (13,566)  $     (37,438)
===========                                                          ============   =============   =============   =============

       The accompanying notes are an integral part of these statements.
                                       5

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)


                                                                                    (Unaudited)
                                                                                For the Nine Months
                                                                                Ended September 30,
                                                                       --------------------------------------
                                                                            1996                   1995
                                                                       ---------------        ---------------
                                                                                                 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $         6,010        $         4,151
   Interest of Other Operating Partnership Unitholders                         13,047                 12,459
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                                           15,834                 14,371
       Distributions in excess of earnings allocated to
           Other Operating Partnership Unitholders                              4,726                  5,095
       Decrease (increase) in other assets                                          8                   (285)
       Decrease in accounts payable and accrued expenses                       (2,207)                  (209)
                                                                       ---------------        ---------------
            Net cash provided by operating activities                          37,418                 35,582
                                                                       ---------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions and development of rental property                            (60,193)               (36,285)
   Additions to rental property                                                (3,954)                (2,592)
   Increase (decrease) in related party payables:
       Property Service Businesses                                               (635)                (9,171)
       Affiliates                                                                (468)                  (928)
       Predecessor                                                                (51)                   112
   Increase in investment in and advances
       to Property Service Businesses and other                                (3,016)                (2,605)
   Other                                                                       (2,797)                  (784)
                                                                       ---------------        ---------------
            Net cash used in investing activities                             (71,114)               (52,253)
                                                                       ---------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITES:
   Mortgage debt:
       Proceeds                                                                31,095                      -
       Repayments                                                             (31,417)                  (281)
   Lines of credit:
       Proceeds from draws                                                     72,600                 15,599
       Repayments                                                             (13,100)                     -
   Proceeds from construction loans                                             1,032                 13,981
   Redemption of Operating Partnership units                                     (192)                     -
   Dividends and distributions                                                (32,214)               (30,516)
                                                                       ---------------        ---------------
            Net cash provided by (used in) financing activities                27,804                 (1,217)
                                                                       ---------------        ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (5,892)               (17,888)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  9,478                 18,350
                                                                       ---------------        ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $         3,586        $           462
                                                                       ===============        ===============
SUPPLEMENTAL INFORMATION:
   Cash paid for interest                                             $        30,294        $        26,216
   Purchase of properties in exchange for Operating
       Partnership units                                                        2,403                 13,727
   Assumption of debt on acquisition                                            3,260                 30,619
   Capitalized interest                                                            -                     598


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty, Inc. (the "Company") and Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to the Company's control as sole general partner. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of September 30, 1996 and the results of operations for the interim periods ended September 30, 1996 and 1995. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K. As discussed in the Form 10-K, 1995 results were restated to reflect a change in accounting for the Property Service Businesses from the cost to the equity method in compliance with the Emerging Issues Task Force consensus "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation". As a result, the Company's net income for the three and nine month periods ended September 30, 1995 decreased by $1.4 million ($0.15 per share) and $5.5 million ($0.61 per share), respectively, while the Operating Partnership's net income decreased by $325,000 and $986,000, respectively. The change had no effect on Funds from Operations of the Company or of the Operating Partnership.

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

4.   PER SHARE DATA

     Earnings per share of the Company for the three and nine months ended September 30, 1996 is computed based on 9,928,762 and 9,878,421 shares, respectively, which represents the weighted average number of shares outstanding during the periods. Weighted average shares for the three and nine month periods ended September 30, 1995 were 9,396,481 and 9,177,525, respectively. Weighted average Operating Partnership units not held by the Company (12,002,644 and 12,005,784, respectively, for the three and nine month periods ended September 30, 1996, and 12,369,296 and 12,351,557, respectively, for the three and nine months ended September 30, 1995) may be redeemed at the Unitholders' sole discretion. At the option of the Company, such redemption may be made for cash at the then fair value of the Company's stock, or for shares of common stock of the Company on a one-for-one basis which does not have a dilutive effect. During the three and nine months ended September 30, 1996, 76,348 and 235,388 units, respectively, were redeemed for shares of stock.

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

FORWARD-LOOKING STATEMENTS

     When used throughout this report, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties which could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions, particularly with regard to the levels of multifamily property occupancy and rental growth in the Washington, D.C. metropolitan area; the registrant's ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the acceptance of the registrant's financing plans by the capital markets, and the effect of prevailing market interest rates and the pricing of the Company's stock; and other risks described from time to time in the registrant's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The registrant undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


RENTAL PROPERTIES

     Revenues, expenses and income from the multifamily and retail properties for the three and nine months ended September 30, 1996 and 1995 were as follows:


                              Three Months Ended September 30,    Nine Months Ended September 30,
                              -------------------------------     ------------------------------
                                    1996           1995                1996           1995
                                    ----           ----                ----           ----
(Dollars in Thousands)
Multifamily Properties -  Core
  Revenues                        $ 33,267       $ 32,332            $ 98,845       $ 95,456
  Expenses                         (15,489)       (15,311)            (46,166)       (43,941)
                                  --------       --------            --------       --------
  Income before depreciation      $ 17,778       $ 17,021            $ 52,679       $ 51,515
                                  ========       ========            ========       ========

Multifamily Properties -
  Acquisitions and development
    Revenues                      $  6,804       $  2,046            $ 16,412       $  2,914
    Expenses                        (2,812)        (1,182)             (7,590)        (1,896)
                                  --------       --------            --------       --------
    Income before depreciation    $  3,992       $    864            $  8,822       $  1,018
                                  ========       ========            ========       ========

Retail Properties
    Revenues                      $  2,631       $  2,873            $  7,557       $  7,726
    Expenses                          (978)          (762)             (2,859)        (2,552)
                                  --------       --------            --------       --------
    Income before depreciation    $  1,653       $  2,111            $  4,698       $  5,174
                                  ========       ========            ========       ========

Total Rental Properties
    Revenues                      $ 42,702       $ 37,251            $122,814       $106,096
    Expenses                       (19,279)       (17,255)            (56,615)       (48,389)
    Depreciation and amortization   (4,748)        (4,067)            (13,476)       (11,915)
                                  --------       --------            --------       --------
    Income from rental properties $ 18,675       $ 15,929            $ 52,723       $ 45,792
                                  ========       ========            ========       ========


PROPERTY SERVICE BUSINESSES

          Revenues, expenses and income from the various Property Service Businesses for the three and nine months ended September 30, 1996 and 1995 were as follows:


                              Three Months Ended September 30,    Nine Months Ended September 30,
                              -------------------------------     ------------------------------
                                    1996           1995                1996           1995
                                    ----           ----                ----           ----
(Dollars in Thousands)
Multifamily and Retail Property
Management and Other
    Revenues                      $  2,942       $  2,437            $  8,737       $  7,093
    Expenses                        (2,338)        (1,944)             (6,833)        (5,777)
                                  --------       --------            --------       --------
    Income before depreciation
    and amortization              $    604       $    493            $  1,904       $  1,316
                                  ========       ========            ========       ========

Interior Construction and Renovation
Services
    Revenues                      $  1,493       $  1,654            $  3,788       $  4,187
    Expenses                        (1,122)        (1,122)             (3,473)        (3,592)
                                  --------       --------            --------       --------
    Income before depreciation
    and amortization              $    371       $    532            $    315       $    595
                                  ========       ========            ========       ========

Engineering and Technical  Services
    (including reimbursed costs)
    Revenues                      $ 10,512       $ 10,162            $ 30,691       $ 29,759
    Expenses                        (9,480)        (9,292)            (28,154)       (27,318)
                                  --------       --------            --------       --------
    Income before depreciation
    and amortization              $  1,032       $    870           $   2,537       $  2,441
                                  ========       ========            ========       ========

Financing Services
    Revenues                      $    332       $    574            $  1,721       $  1,614
    Expenses                          (223)          (150)               (809)          (840)
                                  --------       --------            --------       --------
    Income before depreciation
    and amortization              $    109       $    424            $    912       $    774
                                  ========       ========            ========       ========

Total Property Services
    Revenues                      $ 15,279       $ 14,827            $ 44,937       $ 42,653
    Expenses                       (13,163)       (12,508)            (39,269)       (37,527)
    Depreciation and amortization     (319)          (325)               (879)          (985)
                                  --------       --------            --------       --------
    Income from Property
    Service Businesses            $  1,797       $  1,994            $  4,789       $  4,141
                                  ========       ========            ========       ========


RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1996 to Three Months Ended September 30, 1995.

          Summary. Net income of the Operating Partnership before interest of Other Operating Partnership Unitholders increased $0.7 million, or 8.4%, from $8.1 million for the three months ended September 30, 1995 to $8.8 million for the three months ended September 30, 1996. Funds from Operations ("FFO") of the Operating Partnership increased $1.3 million, or 11.2%, from $12.2 million to $13.5 million, during the same period. Net income of the Company increased from $2.2 million, or $.24 per share, for the three months ended September 30, 1995 to $2.9 million, or $.29 per share, for the three months ended September 30, 1996. FFO of the Company increased 16.6%, from $5.2 million to $6.1 million during the same period. The increases in both net income and FFO are attributable to increases in income from the residential properties, primarily the acquisition and development properties. These increases were partially offset by increased interest expense and decreased income from the Property Service Businesses and the retail properties.

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

          Expenses from rental operations (including depreciation) increased $2.7 million, or 12.7%, from $21.3 million during the three months ended September 30, 1995 to $24.0 million during the three months ended September 30, 1996 due primarily to the larger acquisition and development portfolio which contributed $2.3 million, or 85%, of the increase. Expenses for the core residential portfolio increased $0.2 million, or 1.2%, during the third quarter compared to the prior year. The increase is primarily due to higher real estate taxes in the Virginia submarkets which constitute the majority of the portfolio. Assessments averaged 5.5% higher in 1996 than in 1995 for the Virginia properties while local property tax rates for Arlington and Fairfax counties increased by 2.1% and 5.9%, respectively. The Company also incurred higher expenses during the third quarter of 1996 due to the expanded furnished apartment program and the related marketing and advertising activities. The increases in expenses were largely offset by utility savings related to an unseasonably cool summer ($0.5 million), and a credit earned from a ground lessor in connection with a debt refinancing ($0.2 million).

          Property Service Businesses. Income from the Property Service Businesses decreased from $2.0 million during the third quarter of 1995 to $1.8 million for the third quarter of 1996. The decrease was primarily due to lower financing services fees as well as lower revenue and margins on Interior Construction and Renovation Services. These decreases were partially offset by higher income for both Multifamily and Retail Property Management, and Engineering and Technical Services. The Company uses the equity method of accounting for investments in the Property Service Businesses.

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

          Engineering and Technical Services revenue increased $0.4 million, or 3.4%, during the third quarter with a resulting increase of 2.0% in expenses and 18.6% in income.

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

          Other. Corporate general and administrative expenses increased 9.2%, due primarily to costs incurred in connection with the Company's ongoing acquisition and development efforts. Interest expense increased $1.6 million, or 17.1%, due to additional borrowings under the lines of credit for completed acquisitions and development. Amounts outstanding under lines of credit averaged $115.5 million for the three months ended September 30, 1996 compared to $43.3 million for the three months ended September 30, 1995. Distributions in excess of earnings allocated to Other Operating Partnership Unitholders of $1.1 million and $1.2 million for the three months ended September 30, 1996 and 1995, respectively, have no effect on FFO and represent regular quarterly distributions paid to Other Operating Partnership Unitholders in excess of net income attributed to these unitholders because their partnership interests are carried at zero on the balance sheet.


Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995

          Summary. Net income of the Operating Partnership before interest of Other Operating Partnership Unitholders increased $2.1 million, or 9.6%, from $21.7 million for the nine months ended September 30, 1995, to $23.8 million for the nine months ended September 30, 1996. FFO increased $3.6 million, or 10.8%, during the same period. Net income of the Company increased from $4.2 million, or $0.45 per share, for the nine months ended September 30, 1995 to $6.0 million, or $0.61 per share, for the nine months ended September 30, 1996. The increase in both net income and FFO results from increases in income from the rental properties, primarily the acquisition and development properties, as well as increased income from the Property Service Businesses. Such increases were partially offset by increases in interest expense and corporate general and administrative expenses and a decrease in interest income.

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

          Expenses from rental operations (including depreciation) increased $9.8 million, or 16.2%, from $60.3 million for the nine months ended
September 30, 1995, to $70.1 million for the nine months ended September 30, 1996. The increases resulted primarily from the acquisition/development of 2,566 units (subsequent to the first quarter of 1995) which added $7.3 million to operating expenses compared to the prior year period. The increase of $2.2 million, or 5.1%, in operating expenses for the core portfolio was primarily due to expected increases in payroll and related costs as well as higher furnished apartment expenses and related marketing costs due to the expansion of this product in 1996. In addition, real estate taxes were significantly higher in 1996 due to increases in rates and assessments. The substantial increase in utility costs during the first quarter of 1996 due to the record cold temperatures was substantially offset during the third quarter due to an unseasonably cool summer. However, snow removal costs in 1996 were substantially higher than in 1995 due to the record snowfall. In addition, depreciation increased $1.6 million due to the acquisition of 2,566 units.

          Property Service Businesses. Income from the Property Service Businesses increased $0.6 million, or 15.6%, during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995.

          The increase in revenue and income for Multifamily and Retail Property Management results primarily from the impact of a non-recurring fee of $0.6 million related to the termination of a management agreement with a hotel owned by a related party. The hotel was sold during the first quarter of 1996. In addition, approximately $0.3 million of leasing fees were earned during the third quarter of 1996 in connection with retail leases for a third party development project.

          The decrease in revenues and income for Interior Construction and Renovation Services during the nine months ended September 30, 1996 compared to the prior year period is primarily due to a shift to lower margin, third-party construction management services compared to higher margin general contracting services provided to affiliated partnerships.

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

          Other.   Corporate general and administrative expenses increased $0.2 million, or 8.5%, due primarily to legal and other costs incurred in connection with the Company's ongoing acquisition and development efforts. Interest expense increased $5.1 million, or 18.6%, due to additional borrowings under the lines of credit for acquisitions. Distributions in excess of earnings allocated to Other Operating Partnership Unitholders decreased from $5.1 million during the nine months ended September 30, 1995 to $4.7 million for the nine months ended September 30, 1996.

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

          Funds from Operations for the three and nine months ended September 30, 1996 and 1995 are computed as follows:

                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                 -------------------------------     ------------------------------
                                     1996          1995                   1996           1995
                                     ----          ----                   ----           ----


(Dollars in Thousands)
----------------------

Net Income of the Operating
Partnership                        $ 8,791       $ 8,105                $ 23,783       $ 21,705

Depreciation of Real Property        4,748         4,067                  13,476         11,915
                                   -------       -------                --------       --------

Funds from Operations of the
Operating Partnership               13,539        12,172                  37,259         33,620

Interest of Other Operating
Partnership Unitholders              7,418         6,923                  20,440         19,288
                                   -------       -------                --------       --------

Attributable to Shareholders       $ 6,121       $ 5,249                $ 16,819       $ 14,332
                                   =======       =======                ========       ========



LIQUIDITY AND CAPITAL RESOURCES

          Summary. Net cash flow provided by operating activities increased $1.8 million from $35.6 million for the nine months ended September 30, 1995 to $37.4 million for the nine months ended September 30, 1996. The increase is primarily the result of the increase in net income of the Operating Partnership.

          Net cash flow used by the Company in investing activities was $71.1 million for the nine months ended September 30, 1996 versus $52.2 million for the nine months ended September 30, 1995. The increase was due primarily to the increase of $23.9 million in acquisition and development of rental properties.

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

          Net cash flows provided by financing activities was $27.8 million for the nine months ended September 30, 1996 primarily as a result of net draws of $59.5 million on the lines of credit (used for acquiring property as discussed above) net of $32.2 million in dividends and distributions. During the nine months ended September 30, 1996, the Company and the Operating Partnership paid dividends/distributions of $14.4 million, or $1.47 per share/unit. In October 1996, the Company declared a third quarter dividend/distribution of $0.505 per share/unit, an increase of 3.1% over the $0.49 dividend paid in each of the first two quarters of 1996.

Debt

          As of September 30, 1996, the Company had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 7.8%, as follows:

                                    Dollars in   % of
                                    Thousands   Total
                                    ----------  ------

Long-term mortgage debt
(maturities greater than 1 year)
 Fixed rate                           $399,621   73.1%

Short-term mortgage debt
(maturities less than 1 year)
 Variable rate                          17,290    3.2%

$100M Acquisition Line of Credit        82,050   15.0%
$83M Acquisition Line of Credit         30,000    5.5%
Construction loan                       17,686    3.2%
                                      --------  ------
 Total Debt                           $546,647  100.0%
                                      ========  ======

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


                                Total $        Actual # of       Average $ Per    Average $ Per
Expenditure Type                 Spent        Units Improved     Unit Improved     Core Unit
----------------                 -----        --------------     -------------     ---------
                             (In thousands)

Installations/Replacements:
   Appliances                   $  467.7             984              $  475          $   38
   Window treatments                13.7              60                 228               1
   Carpet                          497.0             475               1,046              40
   Tile                             11.0              12                 920               1
Renovations:
   Kitchen                         286.0             130               2,200              23
   Bath                            244.9              63               3,887              20
                                --------                                              ------

Total revenue generating
  improvements                  $1,520.3                                              $  123
Non-revenue generating
  improvements                   1,603.7                                                 128
                                --------                                              ------

Total capital expenditures
  - core portfolio              $3,124.0                                              $  251
                                ========                                              ======


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CHARLES E. SMITH RESIDENTIAL REALTY, INC.



Date: January 24, 1997    By: /s/ Charles R. Hagen
                             ------------------------------------
                                     Charles R. Hagen
                                     Vice President, Chief Financial Officer and
                                     Chief Accounting Officer of
                                     Charles E. Smith Residential Realty,  Inc.
                                     (on behalf of the Registrant and
                                     as Principal Financial Officer)