Form 10-K/A
period 1995-12-31
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 1997-01-28
CIK 919004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 1995, or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the period from                to
                                              --------------    -------------

            COMMISSION FILE NUMBER:  1934 ACT FILE NUMBER:  0-25968


                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                      54-1681657
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

     2345 CRYSTAL DRIVE
      CRYSTAL CITY, VA
    (Address of principal                                  22202
      executive offices)                                (Zip Code)

      Registrant's telephone number, including area code:  (703) 920-8500

          Securities registered pursuant to Section 12(b) of the Act:

                 CLASS A UNITS OF LIMITED PARTNERSHIP INTEREST
                               (Title of Class)

       Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]
                                                        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]



                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement of Charles E. Smith Residential Realty, Inc. for the annual shareholders' meeting to be held in 1996, included as an exhibit hereto, are incorporated by reference into Part III.

                                    PART II


ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth selected financial and operating information on a historical basis for the Operating Partnership and the Predecessor (as hereinafter defined in the Notes to Consolidated Financial Statements). The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 have been derived from the Financial Statements of the Operating Partnership and the Predecessor audited by Arthur Andersen LLP, independent accountants.

Charles E. Smith Residential Realty L.P. and CES Group
Selected Financial Data

                                                                            Charles E. Smith Residential Realty L.P. (1)
                                                                  -------------------------------------------------------------
                                                                                 Historical                     Pro Forma (2)
                                                                  ---------------------------------------   -------------------
                                                                      Year Ended        June 30, 1994 to        Year Ended
(Dollars in Thousands except per unit/share data)                  December 31, 1995   December 31, 1994     December 31, 1994
---------------------------------------------------------------------------------------------------------   -------------------
OPERATING DATA
   Rental properties
     Revenues (3)                                                           $144,909             $67,391              $130,887
     Expenses                                                                 81,885              38,197                74,838
   Equity in income of Property Service Businesses                             6,868               3,785                 6,181
   Corporate general & administrative expenses                                 2,842               1,171                 2,211
   Interest income                                                             1,424                 825                 1,738
   Interest expense                                                           37,421              17,392                34,356
   Income/(loss) before extraordinary items                                   31,053              15,241                27,401
   Net income/(loss)                                                          31,053              15,241                27,401
   Net income per unit (4)                                                   $  1.44             $  0.72               $  0.66

OTHER DATA

   Funds from Operations (5)

   Net Income                                                                $31,053             $15,241               $27,401
   Plus
     Depreciation and amortization of rental property                         16,258               7,738                15,365
                                                                  ---------------------------------------   -------------------
   Funds from Operations                                                     $47,311             $22,979               $42,766
                                                                  =======================================   ===================
Net cash flows provided by (used in):
   Operating activities                                                      $51,751             $26,341
   Investing activities                                                      (66,995)            (34,115)
   Financing activities                                                        6,372              26,124


   Cash dividends per unit                                                  $  1.915              $ 0.48

   Average residential occupancy rate (6)                                       97.2%               97.8%
   Average monthly revenue per apartment unit (7)                           $    862            $    845
   Number of apartment units - core portfolio (6) (7)                         11,834              11,834

BALANCE SHEET DATA
   Rental properties - net (8)                                              $414,490            $315,213
   Total assets                                                              469,322             391,189
   Mortgage loans                                                            413,973             383,821
   Other Operating Partnership Unitholders' interest -
     at redemption value (9)                                                 288,663             310,247
   Partners' Equity
     General Partner's General and Limited Partnership
        Interest - at redemption value (9)                                  (320,286)           (347,767)

                                                                                CES Group Historical
                                                            --------------------------------------------------------
                                                                                       Year Ended December 31,
                                                              January 1, 1994  -------------------------------------
(Dollars in Thousands except per unit/share data)            to June 29, 1994         1993        1992        1991
--------------------------------------------------------------------------------------------------------------------
OPERATING DATA
   Rental properties
     Revenues (3)                                                      $63,496      $124,187    $122,815    $119,958
     Expenses                                                           36,039        70,681      69,766      71,173
   Equity in income of Property Service Businesses                       2,798         7,098       3,482       2,932
   Corporate general & administrative expenses                           1,550         3,137       3,014       2,459
   Interest income                                                         970         1,940       1,711       3,030
   Interest expense                                                     24,798        46,815      46,281      49,771
   Income/(loss) before extraordinary items                            (10,700)       12,592       8,947       2,517
   Net income/(loss)                                                   (25,895)       14,691       8,947       2,435
   Net income per unit (4)

OTHER DATA

   Funds from Operations (5)

   Net Income
   Plus
     Depreciation and amortization of rental property
   Funds from Operations

Net cash flows provided by (used in):
   Operating activities
   Investing activities
   Financing activities


   Cash dividends per unit

   Average residential occupancy rate (6)                                               97.8%       97.2%       96.2%
   Average monthly revenue per apartment unit (7)                                   $    818    $    802    $    768
   Number of apartment units - core portfolio (6) (7)                                 11,834      11,587      10,831

BALANCE SHEET DATA
   Rental properties - net (8)                                                      $295,544    $303,545    $308,870
   Total assets                                                                      357,861     366,430     372,784
   Mortgage loans                                                                    573,867     549,060     543,944
   Other Operating Partnership Unitholders' interest -
     at redemption value (9)                                                               -           -           -
   Partners' Equity
     General Partner's General and Limited Partnership
        Interest (9)                                                                (216,006)   (182,630)   (171,160)
---------------------------------------------------------------------------------------------------------------------

                     FOOTNOTES TO SELECTED FINANCIAL DATA


1. Amounts have been restated to reflect the equity method of accounting for the Property Service Businesses. The AICPA recently concluded that REIT investments in service businesses should be accounted for using the equity method or the consolidation method rather than the cost method, which the Operating Partnership had been using. Consequently, the Operating Partnership adopted the equity method and was required to restate its financial statements. (See footnote 2 to the Financial Statements.)

2. Pro forma adjustments consist principally of reflecting the Property Service Businesses using the equity method, a reduction in interest income to reflect the change in funds available for investment, additional general and administrative costs of the Operating Partnership offset by allocations to the Property Service Businesses, adjustments to amortization of deferred financing costs, reduction of interest costs to reflect the effect of debt repayments and refinancings at lower rates, and Federal and state income taxes incurred by the Property Service Businesses. 1994 amounts do not include consolidation costs of $15,577 or the extraordinary item of $15,195. (See footnote 14 to the Financial Statements).

3. Rental income includes revenues from the two retail properties of $10,418 in 1995, $9,078 in 1994, $8,048 in 1993, $8,827 in 1992, and $8,376 in 1991.

4. Per unit amounts are based on weighted average units outstanding of 21,602,995 in 1995, and 21,229,796 in 1994 and 1993.

5. Funds from Operations (FFO) is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike Funds from Operations, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to cash flow as a measure of liquidity or ability to make distributions. The Operating Partnership considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Operating Partnership's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

6. Average occupancy is defined as gross potential rent less vacancy allowance divided by gross potential rent for the period, expressed as percentage. Average occupancy and rental information for 1991 to 1993 exclude Columbia Crossing because this property was not managed by the Smith Companies until March 1993.

7. Average monthly revenue per apartment unit consists of total residential property revenue for the core portfolio divided by the respective number of apartment units divided by the number of months in the period.

8. At the formation of the Operating Partnership, all rental properties were recorded at Other Operating Partnership Unitholders' historical cost basis which is significantly less than current value and, therefore, results in dilution of partners' book value. Partners' equity of $(320,286) and $(347,767) as of December 31, 1995 and 1994, respectively, is net of $(244,208) contribution by Other Operating Partnership Unitholders of assets at historical cost, net of liabilities.

9. Limited partnership units of the Other Operating Partnership Unitholders may be redeemed at the unitholder's discretion. Consequently, the Other Operating Partnership Unitholders Interest, measured at redemption value, is not included in partners' equity. Partners equity has been adjusted to reflect the redemption value of Other Operating Partnership Unitholders' interest. (See footnote 13 to the Financial Statements.)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


BACKGROUND

     The following discussion should be read in conjunction with the "Selected Financial Data," and all of the financial statements and notes thereto included elsewhere in this annual report. The results of operations presented in the Consolidated Statements of Operations and discussed below for the year ended December 31, 1995 and for the period from June 30, 1994 to December 31, 1994 represent the results of operations of Charles E. Smith Residential Realty L.P. (the "Operating Partnership"). The results presented in the Financial Statements for the CES Group (the "Predecessor") cover the period from January 1, 1994 to June 29, 1994 and the year ended December 31, 1993.

     Amounts as of and for the year ended December 31, 1995 and the six months ended December 31, 1994 have been restated to reflect a change in accounting method used to report the Operating Partnership's investments in the Property Service Businesses. The Operating Partnership had previously selected the cost method to account for its investment in its Property Service Businesses in order to comply with a previous interpretation of the Securities and Exchange Commission ("SEC"). However, during the year ended December 31, 1995 in response to the Emerging Issues Task Force ("EITF") consensus, "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation", the Operating Partnership changed its method of accounting for its investments in its Property Service Businesses from the cost method to the equity method to comply with the EITF directive.

     Management believes the most meaningful comparison of the results of operations for the years ended December 31, 1995 and 1994 is on a pro forma basis rather than an historical basis because of the significant changes brought about by the initial public offering, refinancing, and the revision in the presentation of the operating subsidiaries (the "Property Service Businesses") of the Operating Partnership. Therefore, the following discussion compares the historical activities of the Operating Partnership for the year ended December 31, 1995 to the pro forma results for the year ended December 31, 1994. The pro forma adjustments made to the period ended June 29, 1994 consist of adjustments to (1) reflect the Property Service Businesses using the equity method, (2) reflect the effect of debt repayment and refinancings on interest expense, including amortization of deferred financing costs, (3) reflect additional general and administrative costs as a public company, offset by allocations to the Property Service Businesses, (4) reduce interest income to reflect changes in funds available for investment, and (5) reflect Federal and state income taxes on earnings and profits of the Property Service Businesses. The discussion also includes a comparison to the historical results for the years ended December 31, 1995, 1994 and 1993. In analyzing the results for 1994, management has summarized the Operating Partnership's and CES Group's results of operations for 1994.

THE OPERATING PARTNERSHIP

     On June 30, 1994, Charles E. Smith Residential Realty, Inc. (the "Company") made a $201.4 million capital contribution to the Operating Partnership for a 1% general partnership interest and a 41.7% limited partnership interest in the Operating Partnership. The Company is the sole general partner of the Operating Partnership.

     In addition, simultaneous with the above transaction, the Operating Partnership, through the financing partnerships, borrowed approximately $352.4 million of mortgage debt secured by 29 properties. The Operating Partnership applied the $201.4 million capital contribution, together with the $352.4 million of proceeds from the mortgage loans, to repay $454.0 million of mortgage indebtedness and related prepayment penalties of $13.8 million, pay approximately $26.2 million of notes payable and related interest payable to related parties, pay $11.1 million of notes payable to a bank, pay transfer taxes and other costs associated with the combination of the properties' assets, and pay other expenses associated with the mortgage loans.

     The Operating Partnership and its subsidiaries, owns residential and retail properties (the "Properties") which are located in the Washington, D.C. metropolitan area. The residential properties consist of the following as of December 31, 1995.

                                               Number of
                                         ---------------------
                       Type              Properties    Units
           ----------------------------  ----------  ---------
           Core Portfolio
              Highrise                       15          5,123
              Mid-Rise                        6          1,356
              Garden/Townhomes                9          5,355
                                             --         ------
                                             30         11,834
                                             --         ------
           Acquisitions & Development
              Highrise                        3          1,039
              Garden/Townhomes                5          1,277
                                             --         ------
                                              8          2,316
                                             --         ------

                                             38         14,150
                                             ==         ======

     In addition, the Operating Partnership owns two free standing retail properties which total approximately 436,000 square feet.

     The Operating Partnership, through the Property Service Businesses, provides a range of services to the Properties on essentially a cost basis and on a fee basis to third party clients and affiliated partnerships as follows:

     . Multifamily and Retail Property Management provides property management and leasing services for residential and retail properties.

     . Interior Construction and Renovation Services provides construction and project management services for capital improvement and tenant renovation projects of office, retail and multifamily properties.

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

RENTAL PROPERTIES

     Revenue, expenses and income from the multifamily and retail properties were as follows (in thousands):

                                                     CES Residential Realty L.P.                   CES Group
                                                 --------------------------------------          ----------------
                                                 Year Ended December 31,
                                                 ------------------------
                                                                  Pro        Historical             Historical
                                                 Historical      Forma/1/    ----------     --------------------------
                                                 ----------     ---------    6/30/94 to     1/1/94 to      Year ended
                                                   1995           1994        12/31/94       6/29/94        12/31/93
                                                   ----           ----        --------       -------        --------
Multifamily Properties -  Core
            Revenues                               $122,470     $119,937     $  60,397      $ 59,628      $  116,139
            Expenses                                (55,935)     (55,084)      (28,138)      (26,867)        (53,610)
                                                   --------     --------     ---------      --------      ----------
            Income before depreciation             $ 66,535     $ 64,853     $  32,259      $ 32,761      $   62,529
                                                   ========     ========     =========      ========      ==========

Multifamily Properties -
 Acquisitions & Development
            Revenues                               $ 12,021     $  1,872     $   1,872      $      -      $        -
            Expenses                                 (6,245)        (956)         (899)            -               -
                                                   --------     --------     ---------      --------      ----------
            Income before depreciation             $  5,776     $    916     $     973      $      -      $        -
                                                   ========     ========     =========      ========      ==========
Retail Properties
            Revenues                               $ 10,418     $  9,078     $   5,122      $  3,868      $    8,048
            Expenses                                 (3,447)      (3,433)       (1,422)       (1,546)         (2,738)
                                                   --------     --------     ---------      --------      ----------
            Income before depreciation             $  6,971     $  5,645     $   3,700      $  2,322      $    5,310
                                                   ========     ========     =========      ========      ==========
Total Rental Properties
            Revenues                               $144,909     $130,887     $  67,391      $ 63,496      $  124,187
            Expenses                                (65,627)     (59,473)      (30,459)      (28,413)        (56,348)
            Depreciation and amortization           (16,258)     (15,365)       (7,738)       (7,626)        (14,333)
                                                   --------     --------     ---------      --------      ----------
Income from rental properties                      $ 63,024     $ 56,049     $  29,194      $ 27,457      $   53,506
                                                   ========     ========     =========      ========      ==========

/1/ Pro forma adjustments consist principally of expense adjustments to reflect management fees.

  All of the Operating Partnership's properties are located in developed areas that include other residential and retail properties. The number of competitive residential properties in a particular area could have a material effect on the Operating Partnership' ability to lease apartment units and on the rents charged. In addition, other forms of single and multifamily residential properties provide housing alternatives to tenants and potential tenants of the Operating Partnership's residential properties. The Operating Partnership's retail properties face similar competition with other retail properties with respect to tenant leases. The Operating Partnership believes that the properties are well located in their markets and are well constructed and designed. In the opinion of management, the Operating Partnership's properties are adequately covered by insurance.

Occupancy Rates

  Average occupancy of the Operating Partnership's multifamily properties compares favorably with the Washington, D.C. metropolitan area market-wide average occupancy, based on annual surveys of approximately 1,000 comparable investment grade apartment properties conducted by The REIS Reports, Inc. as follows:

                                       Occupancy Percent
                            ----------------------------------------
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

  /1/  Includes 30 properties containing 11,834 apartment units
  /2/  Includes 29 properties containing 11,587 apartment units

  Market-wide data from the surveys conducted by The REIS Reports, Inc. are determined on a physical occupancy basis, whereas the Operating Partnership's occupancy data is calculated on an economic basis. Physical occupancy data commonly yields a slightly higher percentage than economic occupancy because apartment units are considered physically rented when a rental applicant's deposit is received, a point in time generally prior to the actual rent commencement date used in computing economic occupancy.

Rental Revenue

  Average revenue per apartment unit for the Operating Partnership's core multifamily portfolio properties increased approximately 2.1% in 1995 as compared with 1994, 3.3% in 1994 as compared with 1993, and 2.0% in 1993 as compared with 1992. These increases compare favorably to the market area average increases determined by the REIS Reports' surveys over these time periods.

  A schedule of portfolio statistics follows:

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                        RESIDENTIAL PORTFOLIO STATISTICS
                 For the Twelve Months Ended December 31, 1995

                                                                Number of   Average    Monthly    Average
Property Type/                           Property               Apartment   Sq. Ft.    Revenue    Economic
Property Name                            Location               Units       Per Unit   Per Unit   Occupancy
-----------------------------------------------------------------------------------------------------------
Core Residential Portfolio

 High-Rise
  Albemarle                              Washington, DC            235        1,097      $1,086      99.0%
  Calvert-Woodley                        Washington, DC            135        1,008       1,001      99.5%
  Cleveland House                        Washington, DC            216          894         960      98.4%
  Corcoran House                         Washington, DC            138          464         723      99.0%
  Courthouse Plaza                       Arlington, VA             396          772       1,068      98.3%
  Crystal House I                        Arlington, VA             426          917         891      97.0%
  Crystal House II                       Arlington, VA             402          938         872      96.6%
  Crystal Place                          Arlington, VA             180          894       1,184      98.1%
  Crystal Square                         Arlington, VA             378        1,121       1,049      99.0%
  Gateway Place                          Arlington, VA             162          826       1,937      93.8%
  Marbury Plaza                          Washington, DC            672          997         628      97.0%
  Skyline Towers                         Fairfax Co., VA           940        1,221         922      96.5%
  Statesman                              Washington, DC            281          593         712      99.3%
  2501 Porter Street                     Washington, DC            202          760       1,311      98.3%
  Water Park Towers                      Arlington, VA             360          881       1,415      98.3%
                                                                   ---          ---       -----      -----
   Subtotal                                                      5,123          956         983      97.6%

 Mid-Rise
  Berkeley                               Arlington, VA             138          891         677      97.5%
  Columbian Stratford                    Arlington, VA             227          942         690      97.7%
  Executive Central                      Arlington, VA             230          903         720      97.8%
  Executive North                        Arlington, VA             215          892         727      98.0%
  Executive South                        Arlington, VA             266          842         705      98.3%
  Windsor Towers                         Arlington, VA             280        1,025         734      95.9%
                                                                   ---        -----         ---      -----
   Subtotal/Average                                              1,356          920         712      97.5%

 Garden
  Bedford Village                        Fairfax Co., VA           752        1,070         813      96.0%
  Car Barn                               Washington, DC            196        1,311         794      95.4%
  Columbia Crossing                      Arlington, VA             247          976       1,081      98.7%
  Concord Village                        Arlington, VA             531        1,025         756      95.5%
  Fort Chaplin                           Washington, DC            549          983         589      97.6%
  Newport Village                        Alexandria, VA            937        1,115         825      97.5%
  Orleans Village                        Fairfax Co., VA           851        1,061         770      96.1%
  Oxford Manor                           Washington, DC            227        1,005         589      94.7%
  Patriot Village                        Fairfax Co., VA         1,065        1,162         828      97.0%
                                                                 -----        -----         ---      -----
   Subtotal/Average                                              5,355        1,083         785      96.7%
                                                                ------        -----         ---      -----
    Subtotal/Average                                            11,834        1,010         862      97.2%
                                                                ======        =====         ===      =====

Residential Acquisition/Development Portfolio

  Potomac View (acquired 8/94)           Loudoun Co., VA           192          965         676      96.8%
  The Manor (acquired 8/94)              Montgomery Co., MD        435          999         712      94.6%
  Suburban Tower (acquired 1/95)         Montgomery Co., MD        172          677         N/A      N/A
  Boulevard of Old Town (acquired 4/95)  Alexandria, VA            112          650         N/A      N/A
  Connecticut Heights (acquired 6/95)    Washington, DC            519          536         N/A      N/A
  The Bennington (acquired 9/95)         Arlington, VA             348          804         N/A      N/A
  Oakwood (acquired 12/95)               Vienna, VA                218          968         N/A      N/A
  Westerly at Worldgate (opened 5/95)    Fairfax Co., VA           320          921         N/A      N/A
                                                                   ---         ----         ---      -----
   Subtotal/Average                                              2,316          809         701      95.2%
                                                                 -----         ----         ---      -----

All Residential Properties                                      14,150          977       $ 854      97.1%
                                                                ======         ====       =====      =====

        PROPERTY SERVICE BUSINESSES

          Revenues, expenses and income from the various Property Service Businesses were as follows (in thousands):

                                                CES Residential Realty L.P.                  CES Group
                                          --------------------------------------     ------------------------

                                           Year Ended December 31,
                                          ------------------------
                                                           Pro        Historical             Historical
                                          Historical      Forma/1/    ----------     ------------------------
                                          ----------     ---------    6/30/94 to     1/1/94 to      Year ended
                                            1995           1994        12/31/94       6/29/94        12/31/93
                                            ----           ----        --------       -------        --------
Multifamily and Retail Property
Management and Other
   Revenues                                $ 9,672         $ 9,731     $ 5,238        $ 2,095        $ 4,263
   Expenses                                 (7,664)         (7,601)     (4,149)        (1,004)        (1,874)
                                           -------         -------     -------        -------        -------
   Income before
    depreciation/amortization              $ 2,008         $ 2,130     $ 1,089        $ 1,091        $ 2,389
                                           =======         =======     =======        =======        =======
Interior Construction and Renovation
Services
   Revenues                                $ 5,901         $ 4,847     $ 2,712        $ 1,987        $ 4,149
   Expenses                                 (4,795)         (4,299)     (1,990)        (1,987)        (2,786)
                                           -------         -------     -------        -------        -------
   Income before
    depreciation/amortization              $ 1,106         $   548     $   722        $     -        $ 1,363
                                           =======         =======     =======        =======        =======

Engineering and Technical Services
   (including reimbursed costs)
   Revenues                               $ 40,186        $ 35,662    $ 18,667       $ 18,341       $ 21,718
   Expenses                                (36,701)        (32,274)    (17,310)       (15,919)       (20,289)
                                           -------         -------     -------        -------        -------
   Income before
    depreciation/amortization              $ 3,485         $ 3,388     $ 1,357        $ 2,422        $ 1,429
                                           =======         =======     =======        =======        =======

Financing Services
   Revenues                                $ 3,018         $ 2,252     $ 1,668        $   441        $ 4,187
   Expenses                                 (1,439)         (1,029)       (497)          (393)          (841)
                                           -------         -------     -------        -------        -------
   Income before
    depreciation/amortization              $ 1,579         $ 1,223     $ 1,171        $    48        $ 3,346
                                           =======         =======     =======        =======        =======

Total Property Services
   Revenues                               $ 58,777         $52,492     $28,285        $22,864        $34,317
   Expenses                                (50,599)        (45,203)    (23,946)       (19,303)       (25,790)
   Depreciation & amortization              (1,310)         (1,108)       (554)          (763)        (1,429)
                                           -------         -------     -------        -------        -------
   Income from Property
     Service Businesses                    $ 6,868         $ 6,181     $ 3,785        $ 2,798        $ 7,098
                                           =======         =======     =======        =======        =======


          Multifamily and Retail Property Management provide management services to the Operating Partnership at cost plus 10% in accordance with the management agreement; pro forma revenue for 1994 is reflected on this basis. In 1995, management services were provided to 18 third-party owned multifamily properties which own approximately 6,400 apartment units pursuant to contracts that generally provide for management fees of 4.5% of monthly gross income, and to three retail properties which own approximately 292,000 square feet of retail space pursuant to contracts that provide for management fees of 3% and leasing fees of 2% of monthly gross income. Of the 21 management agreements, 14 are with affiliated partnerships and seven are with unaffiliated property owners. The management agreements with affiliated partnerships are for initial terms of three years or more and the multifamily management agreements with unaffiliated owners generally have one-year terms. The average term for which the Operating Partnership and its predecessors have managed these properties is 19 years.

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


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995

Comparison to Year Ended December 31, 1994 (Pro Forma)

  Summary. Net income increased 13.3%, or $3.7 million, from $27.4 million for the year ended December 31, 1994 to $31.1 million for the year ended December 31, 1995. Funds from Operations ("FFO") increased $4.5 million, or 10.6%, during the same period. The increase in FFO results from the increases in net income.

  Rental Properties. Revenue from rental properties increased $14.0 million, or 10.7%, from $130.9 million for 1994 to $144.9 million for 1995. The acquisition properties (consisting of 1,996 apartment units, 627 of which were added in 1994, 172 of which were added in the first quarter of 1995, 631 in the second quarter of 1995, 348 in the third quarter of 1995, and 218 in the fourth quarter of 1995), contributed $9.2 million to the rental revenue increase. The Westerly at Worldgate, a 320-unit garden apartment property developed by the Operating Partnership, opened in May, 1995 and was completed in December, 1995. As of December 31, 1995, it was 75.6% occupied and contributed approximately $.9 million in revenues in 1995. Revenue from the core portfolio increased $2.5 million, or 2.1%, from 1994 to 1995. The lower than expected level of core portfolio rental increase was caused by higher economic vacancies and increased time between vacancy and subsequent lease-up in garden apartments in certain submarkets of northern Virginia and the southeast section of the Washington, D.C. submarket, especially in the second quarter of 1995. As a consequence of this slower demand in these submarkets, occupancy in the core portfolio decreased from 97.8% for 1994 to 97.2% for 1995, and average monthly revenue per apartment unit increased 2.0%, from $845 in 1994 to $862 in 1995.

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


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1994

Comparison to Year Ended December 31, 1993

  Summary. On an historical basis, net income decreased $25.3 million from net income of $14.7 million for the year ended December 31, 1993 to a net loss of $10.6 million for the year ended December 31, 1994. The decrease is due primarily to consolidation costs of $15.6 million and debt extinguishment costs of $15.2 million in 1994 in conjunction with the Offerings and a $2.1 million debt extinguishment gain in 1993 offset by $4.6 million in lower interest expense in 1994, an increase of $3.1 million in income from rental properties and a $0.5 million decrease in income from the Property Service Businesses.

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

  Expenses from rental properties (including depreciation) increased $3.5 million, or 5.0%, from $70.7 million for the year ended December 31, 1993, to $74.2 million for the year ended December 31, 1994. This increase was due primarily to (1) the acquisition of 627 multifamily units in August, 1994 which added $0.9 million, (2) an increase in expenses of the core residential and retail portfolios of $1.6 million, and (3) an increase in depreciation expense of $1.0 million due primarily to the property acquisitions and the $10 million of capital improvements to the rental properties during 1993 and 1994. The core portfolio expenses increased 2.9% from 1993 to 1994 due to normal inflationary increases in payroll and related benefits and other operating expenses. There was virtually no increase in three major cost categories - utilities, repairs and maintenance, and real estate taxes. Significant cost increases in utilities due to unusually cold weather in the first quarter of 1994 were offset by cost decreases due to an exceptionally mild summer and fall. Repair and maintenance projects were completed as planned with no significant unplanned projects. Real estate taxes did not increase in 1994 from 1993 as 1993 included a one time $.5 million increase related to the change in tax year by the District of Columbia.

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

  Funds from Operations. Funds from Operations (FFO) is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike Funds from Operations, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Operating Partnership's performance or to cash flow as a measure of liquidity or ability to make distributions. The Operating Partnership considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Operating Partnership's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

  The calculation of FFO under the revised definition by quarter for 1995 and 1994 follows.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                  Revised Definition of Funds From Operations


                                                                                     1995
                                                                               Revised Definition
                                                           ------------------------------------------------------
                                                           3 Months   3 Months   3 Months   3 Months    12 Months
                                                            Ended      Ended      Ended      Ended       Ended
  (dollars in thousands)                                   3/31/95    6/30/95    9/30/95    12/31/95    12/31/95
  ---------------------------------------------------------------------------------------------------------------

Net Income of the Operating Partnership                    $ 6,153    $ 7,447    $ 8,105    $ 9,348      $31,053
Depreciation and amortization of
 Rental Property                                             3,930      3,918      4,067      4,343       16,258
                                                           -------    -------    -------    -------      -------

Funds From Operations                                      $10,083    $11,365    $12,172    $13,691      $47,311
                                                           =======    =======    =======    =======      =======


                                                                                    1994
                                                                              Revised Definition
                                                           ------------------------------------------------------
                                                                Pro Forma                               Pro Forma
                                                           -----------------                            ---------
                                                           3 Months   3 Months   3 Months   3 Months    12 Months
                                                            Ended      Ended      Ended      Ended       Ended
  (dollars in thousands)                                   3/31/94    6/30/94    9/30/94    12/31/94    12/31/94
  ---------------------------------------------------------------------------------------------------------------

Net Income of the Operating Partnership                    $ 5,452    $ 6,709    $ 8,248    $ 6,992      $27,401
Depreciation and amortization of
 Rental Property                                             3,713      3,913      3,770      3,969       15,365
                                                           -------    -------    -------    -------      -------

Funds From Operations                                      $ 9,165    $10,622    $12,018    $10,961      $42,766
                                                           =======    =======    =======    =======      =======

LIQUIDITY AND CAPITAL RESOURCES

  Summary. Net cash flow provided by operating activities was $51.8 million for 1995 compared to $41.2 million for 1994. The increase was primarily a result of acquisitions made by the Operating Partnership as well as a full year of reduced interest expense due to the Offerings in June 1994.

  Net cash flow used by the Operating Partnership for investing activities increased $36.1 million in 1995, from $30.9 million in 1994 to $67 million in 1995. Approximately $15.8 million of the increase was attributable to the Operating Partnership's acquisitions and property enhancements during the year. The balance is primarily due to net cash inflows in 1994 from predecessors and related parties compared to net cash outflows in 1995.

  Net cash flows provided by financing activities was $6.4 million in 1995 compared to $11.0 million in 1994. In 1995, the Operating Partnership borrowed $48 million to fund acquisitions and development compared to borrowings of $21.1 million in 1994. However, quarterly dividends and distributions totaled $41.2 million (four quarters) and $10.2 million (one quarter) in 1995 and 1994, respectively. Net cash flow from the Offerings and issuance of mortgage debt was primarily used to repay outstanding debt and transaction costs.

Acquisitions and Development

  The Operating Partnership acquired and developed the following properties during 1995 and the six months ended December 31, 1994.

     Total Cost (Dollars in Thousands)                                1995       1994
     ---------------------------------                                ----       ----

     Acquisitions
       192-unit garden apartment                                     $     -  $   8,700
       435-unit garden apartment                                           -     20,300
       172-unit high rise apartment                                    6,500          -
       112-unit garden apartment                                       5,895          -
       519-unit high rise apartment                                   24,900          -
       348-unit high rise apartment                                   29,000          -
       218-unit garden apartment                                      16,000          -
     Development of 320-unit garden apartment                         16,700     10,400
                                                                   ---------  ---------
                                                                   $  98,995  $  39,400
                                                                   =========  =========

The 1995 and 1994 acquisitions and development were funded as follows:

                                                                      1995      1994
                                                                      ----      ----
     Line of credit/construction loan draws                          $48,054  $  21,150
     Assumption of mortgage debt                                      30,618          -
     Issuance of Operating Partnership units                          13,727          -
     Proceeds of stock offering                                            -     18,250
     Cash on hand                                                      6,596          -
                                                                   ---------  ---------
                                                                   $  98,995  $  39,400
                                                                   =========  =========

    The Operating Partnership continues to aggressively pursue acquisition and development opportunities. In March 1996, the Operating Partnership acquired two apartment properties totaling 309 apartment units at a total cost of $17.1 million. In addition, contracts have been executed on the acquisition of two additional apartment properties totaling 740 apartment units. Closings are subject to satisfaction of tenants' rights. These acquisitions, if consummated, will require approximately $45 million of cash, the assumption of $3.3 million of debt, and the issuance of approximately 80,000 Operating Partnership Units at $25 per unit. The cash portion will be financed by draws under the Company's credit facilities or a public offering of debt or stock as discussed below.

    Development of the 320-unit garden apartment complex at Worldgate was completed in December, 1995. In addition, the Operating Partnership has under contract a site, the purchase of which is subject to final zoning, near the new Springfield, Virginia, metro station for development of an apartment project. Numerous other acquisition and development projects are being investigated.

Debt

    As of December 31, 1995, the Operating Partnership had mortgage indebtedness and borrowings under the lines of credit and construction loan as follows.

                                                 Dollars in    % of
                                                 Thousands     Total
                                                 ----------    -----

   Long-term mortgage debt
   (maturities greater than 1 year)
      Fixed Rate                                 $  365,413      75.7%
      Variable Rate                                  17,419       3.6%
   Short-term mortgage debt
   (maturities less than 1 year)
      Fixed Rate                                     31,141       6.4%
      Variable Rate                                       -         -
   $100M Acquisition Line of Credit                  52,550      10.9%
   $83M Acquisition Line of Credit/1/                     -         -
   Construction Loan                                 16,654       3.4%
                                                 ----------   --------
      Total Debt                                 $  483,177     100.0%
                                                 ==========   ========

/1/ In January 1996, the Operating Partnership secured a new $83M acquisition/permanent line of credit from Northwestern Mutual Life.


    As of December 31, 1995, the Operating Partnership's Debt to Total Market Capitalization Ratio was 48.3%, based on 21,913,562 partnership units outstanding measured at the Company's stock price of $23.625. The Operating Partnership's Debt Coverage Ratio for the year ended December 31, 1995 was 2.44:1. The indebtedness carries a blended average annual interest rate of 8.01%, an average maturity of 6.5 years, and is collateralized by 38 of the Properties.

  An objective of the Operating Partnership during 1996 is to increase the debt coverage ratio and to reduce the debt-to-market capitalization ratio. To achieve this objective, the Operating Partnership completed three significant debt financing activities in January, 1996 and filed a $200 million shelf registration for general corporate purposes. The debt financing activities are summarized as follows:

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

    Principal payments on outstanding debt as of December 31, 1995 are due in the following years:

                                              Dollars
                                            in Millions
                                            -----------

                        1996                  $   31.1
                        1997                      86.6
                        1998                         -
                        1999                     111.1
                        2000                       1.6
                        2001                     127.0
                        2002                       1.9
                        2003                       2.1
                        2004                       1.1
                        2009                     107.5
                        2020                      13.1
                                              --------
                                              $  483.1
                                              ========

  The Operating Partnership anticipates meeting these principal repayment requirements through long-term borrowings, public or private issuances of debt securities or public or private equity offerings.

Dividends and Distributions

  In 1995, the Operating Partnership paid distributions of $41.2 million, or $1.915 per unit representing three quarters of distributions at $.475 per unit and one quarter at $.49, representing a 3% increase.

Other Operating Partnership Unitholders Interest

  The limited partnership units of the Other Operating Partnership Unitholders may be redeemed at the unitholder's discretion. The Company, as the general partner of the Operating Partnership, has the option to make the redemption for cash, at the then fair value of the Company's stock, or for shares of common stock of the Company on a one-for-one basis. During the year ended December 31, 1995, 658,456 units were redeemed for shares of common stock of the Company. It has been, and continues to be, the Company's preference to satisfy redemption requests with stock.

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

  Effect of Inflation. Substantially all of the leases at the multifamily properties are for a term of one year or less, which enables the Operating Partnership to seek increased rents upon renewal or reletting of apartments. Retail tenant leases provide for pass-through of common area maintenance, real estate taxes and other operating costs to tenants, which reduces the impact of inflation.

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

         **3.1    First Amended and Restated Agreement of Limited Partnership of
                  the Operating Partnership, as amended
         **3.2    Certificate of Limited Partnership of the Operating
                  Partnership
          *4.1    Amended and Restated Articles of Incorporation of Charles E.
                  Smith Residential Realty, Inc. (the "Company")
           4.2    Amended and Restated Bylaws of the Company (Incorporated by
                  reference to the same titled and numbered exhibit in the
                  Company's Registration Statement on Form S-3 (File No. 33-
                  93986).
        **10.1    Noncompetition Agreement by and among the Company, the
                  Operating Partnership and Robert P. Kogod
        **10.2    Registration Rights and Lock-up Agreement
        **10.3    Pledge Agreement
        **10.4    First Amended and Restated 1994 Employee Stock and Unit Option
                  Plan
        **10.5    First Amended and Restated 1994 Employee Restricted Stock and
                  Restricted Unit Plan
        **10.6    Non-Employee Directors Stock Option Plan
        **10.7    Subscription Agreement
        **10.8    Voting Stock Partnership Agreement for Smith Property
                  Management Partnership
        **10.9    Voting Stock Partnership Agreement for Smith Management
                  Construction Partnership
       **10.10    Voting Stock Partnership Agreement for Consolidated
                  Engineering Services Partnership
       **10.11    Amended and Restated Articles of Incorporation of Smith
                  Realty Company
        *10.12    By-Laws of Smith Property Management, Inc.
        *10.13    Articles of Incorporation of Smith Management Construction,
                  Inc.
        *10.14    By-Laws of Smith Management Construction, Inc.
        *10.15    Articles of Incorporation of Consolidated Engineering
                  Services, Inc.
        *10.16    By-Laws of Consolidated Engineering Services, Inc.
        *10.17    Certificate of Incorporation of Smith One, Inc.
        *10.18    By-Laws of Smith One, Inc.
       **10.19    Agreement of Limited Partnership of Smith Property Holdings
                  One L.P.
       **10.20    Agreement of Limited Partnership of Smith Property Holdings
                  One (D.C.) L.P.
        *10.21    Certificate of Incorporation of Smith Two, Inc.
        *10.22    By-Laws of Smith Two, Inc.
       **10.23    Agreement of Limited Partnership of Smith Property Holdings
                  Two L.P.
       **10.24    Agreement of Limited Partnership of Smith Property Holdings
                  Two (D.C.) L.P.
        *10.25    Certificate of Incorporation of Smith Three, Inc.
        *10.26    By-Laws of Smith Three, Inc.
       **10.27    Agreement of Limited Partnership of Smith Property Holdings
                  Three L.P.
       **10.28    Agreement of Limited Partnership of Smith Property Holdings
                  Three (D.C.) L.P.

        *10.29    Certificate of Incorporation of Smith Four, Inc.
        *10.30    By-Laws of Smith Four, Inc.
       **10.31    Agreement of Limited Partnership of Smith Property Holdings
                  Four L.P.
       **10.32    Amended and Restated Certificate of Incorporation of Smith
                  Five, Inc.
        *10.33    By-Laws of Smith Five, Inc.
       **10.34    Agreement of Limited Partnership of Smith Property Holdings
                  Five (D.C.) L.P.
       **10.35    License Agreement between Charles E. Smith Management, Inc.
                  and the Company
       **10.36    License Agreement between Charles E. Smith Management, Inc.
                  and the Operating Partnership
         10.37    Agreement of Limited Partnership of Smith Property Holdings
                  Five L.P. (Incorporated by reference to Exhibit No. 10.0 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1994)
       **10.38    Certificate of Limited Partnership of Smith Property Holdings
                  Five L.P.
      ***10.39    Amended and Restated Credit Agreement by and between the
                  Operating Partnership and PNC Bank, National Association, et al.
         10.40    Deed of Trust and Security Agreement between Smith property
                  Holdings Three L.P. ("Smith Three") and The Northwestern
                  Mutual Life Insurance Company ("Northwestern") (Incorporated by reference to Exhibit No. 10.2 of the Operating
                  Partnership's Quarterly Report on Form 10-Q for the Quarter
                  Ended June 30, 1994)
         10.41    Guarantee of Recourse Obligations by Smith Three and the
                  Operating Partnership (Incorporated by reference to Exhibit
                  No. 10.3 of the Operating Partnership's Quarterly Report on
                  Form 10-Q for the Quarter Ended June 30, 1994)
         10.42    Absolute Assignment of Leases and Rents between Smith Three and Northwestern (Incorporated by reference to Exhibit
                  No. 10.4 of the Operating Partnership's Quarterly Report on
                  Form 10-Q for the Quarter Ended June 30, 1994)
         10.43    Promissory Note of Smith Three to Northwestern (Incorporated
                  by reference to Exhibit No. 10.5 of the Operating
                  Partnership's Quarterly Report on Form 10-Q for the Quarter
                  Ended June 30, 1994)
         10.44    Purchase Money Deed of Trust and Security Agreement between
                  Smith Property Holdings Three (D.C.) L.P. ("Smith Three
                  D.C.") and Northwestern (Incorporated by reference to Exhibit No. 10.6 of the Operating Partnership's Quarterly
                  Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.45    Guarantee of Recourse Obligations by Smith Three D.C. and the
                  Operating Partnership (Incorporated by reference to Exhibit
                  No. 10.7 of the Operating Partnership's Quarterly Report on
                  Form 10-Q for the Quarter Ended June 30, 1994)
         10.46    Absolute Assignment of Leases and Rents between Smith Three
                  D.C. and Northwestern (Incorporated by reference to Exhibit
                  No. 10.8 of the Operating Partnership's Quarterly Report on
                  Form 10-Q for the Quarter Ended June 30, 1994)

           10.47 Purchase Money Promissory Note of Smith Three D.C. to Northwestern (Incorporated by reference to Exhibit No. 10.9 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
           10.48 Supplemental Loan Agreement by and among Smith Property Holdings Two L.P. ("Smith Two"), Smith Property Holdings Two (D.C.) L.P. ("Smith Two D.C.") and GMAC Mortgage Corporation of PA ("GMAC") (Incorporated by reference to Exhibit No. 10.10 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
           10.49 Multifamily Note of Smith Two to GMAC (Incorporated by reference to Exhibit No. 10.11 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                  1994)
           10.50 Multifamily Note of Smith Two D.C. to GMAC (Incorporated by reference to Exhibit No. 10.12 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                  1994)
           10.51 Supplemental Loan Agreement by and among Smith Property Holdings One L.P. ("Smith One"), Smith Property Holdings One (D.C.) L.P. ("Smith One D.C.") and GMAC (Incorporated by reference to Exhibit No. 10.13 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                  1994)
           10.52 Multifamily Note of Smith One to GMAC (Incorporated by reference to Exhibit No. 10.14 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                  1994)
           10.53 Multifamily Note of Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.15 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                  1994)
           10.54 Absolute Assignment of Leases and Rents by Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.16 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
           10.55  Property Management Agreement by and between Smith One and the Operating Partnership (Incorporated by reference to Exhibit No. 10.17 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
           10.56 Multifamily Deed of Trust, Assignment of Rents and Security Agreement between Smith One D.C. and GMAC (Incorporated by reference to Exhibit No. 10.18 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                  1994)
           10.57 Commercial Leasing and Property Management Agreement between Smith Three and the Operating Partnership (Incorporated by reference to Exhibit No. 10.19 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                  1994)
         **10.58  Agreement of Limited Partnership of Smith Employment
                  Services L.P.
         **10.59 Certificate of Limited Partnership of Smith Employment Services L.P.
           10.60 Second Restated and Amended Agreement of Limited Partnership of First Herndon Associates Limited Partnership (Incorporated by reference to Exhibit 10.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                  1995)

           10.61  Second Amendment to the Certificate of Limited Partnership
                  of First Herndon Associates Limited Partnership (Incorporated by reference to Exhibit 10.2 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                  1995)
           10.62 Certificate of Incorporation of Smith Six, Inc. (Incorporated by reference to Exhibit No. 10.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)
           10.63 By-Laws of Smith Six, Inc. (Incorporated by reference to Exhibit No. 10.2 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)
           10.64 Agreement of Limited Partnership of Smith Property Holdings Six L.P. (Incorporated by reference to Exhibit No. 10.3 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)
           10.65 Agreement of Limited Partnership of Smith Property Holdings Six (D.C.) L.P. (Incorporated by reference to Exhibit
                  No. 10.4 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)
        ***10.66  Certificate of Incorporation of Smith Seven, Inc.
        ***10.67  By-Laws of Smith Seven, Inc.
        ***10.68 Agreement of Limited Partnership of Smith Property Holdings Seven L.P.
        ***10.69 Commitment for Mortgage Loan to the Operating Partnership from Northwestern Mutual Life Insurance Company

        ***21     Subsidiaries of the Registrant

           23.1   Consent of Arthur Andersen LLP

        ***99.1   Proxy Statement for Annual Meeting of Shareholders of the
                  Company

       -------------------------
       *Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-11, No. 33-75288.

       **Incorporated by reference to the same titled and numbered exhibit in the Operating Partnership's Form 10-K for the year ended December 31, 1994.

       *** Incorporated by reference to the same titled and numbered exhibit in the Operating Partnership's Form 10-K for the year ended December 31, 1995 filed on March 29, 1996.


14(b)     REPORTS ON FORM 8-K

          Reports of the Operating Partnership on Form 8-K were filed on November 1, 1995, and December 22, 1995. The first filing announced
          the intention of the Operating   Partnership to change its method of
          accounting for its investments in the Property Service Businesses from the cost method to the equity method, effective with the financial statements for the year ended December 31, 1995, in conformity with the consensus reached by the Emerging Issues Task Force of the AICPA, and measured the impact of such change. The second
          filing provided information on the five   Properties acquired by the
          Operating  Partnership during 1995, including certain   unaudited
          balance sheets and statements of operations of the Operating Partnership reflecting the acquisitions, and statements of revenue and certain expenses for the Connecticut Heights, Bennington, and Oakwood Properties for the year ending in December, 1994, and applicable subsequent periods.


14(c)     EXHIBITS

          The list of Exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has been filed with the exhibits.


14(d)     FINANCIAL STATEMENTS

          See Index to Financial Statements and Schedules on Page F-1 of this Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of January, 1997.


                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                    BY: CHARLES E. SMITH RESIDENTIAL REALTY, INC.,
                        ITS GENERAL PARTNER



                    By:  /s/ Charles R. Hagen
                       -----------------------------------
                         Charles R. Hagen, Chief Financial Officer and Chief Accounting Officer

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------


            CHARLES E. SMITH RESIDENTIAL REALTY L.P. AND CES GROUP
              FINANCIAL STATEMENTS FILED AS A PART OF THIS REPORT


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

     Notes to Consolidated and Combined Financial Statements     F-7 to F-25


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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Unitholders of
Charles E. Smith Residential Realty L.P.:

We have audited the accompanying consolidated balance sheets of Charles E. Smith Realty L.P. (a Maryland limited partnership) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' deficit and cash flows for the year ended December 31, 1995 and the period from June 30, 1994 to December 31, 1994, and the combined statements of revenues and expenses, partners' deficit and cash flows of CES Group for the period from January 1, 1994 to June 29, 1994, and for the year ended December 31, 1993. These consolidated and combined financial statements and the schedule referred to below are the responsibility of the management of Charles E. Smith Residential Realty L.P. Our responsibility is to express an opinion on these consolidated and combined financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charles E. Smith Residential Realty L.P. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of operations and cash flows for the year ended December 31, 1995 and for the period from June 30, 1994 to December 31, 1994, and the combined statements of revenues and expenses and cash flows of CES group for the period from January 1, 1994 to June 29, 1994, and for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

As explained in Notes 2 and 13 to the consolidated financial statements, Charles E. Smith residential Realty L.P. has given retroactive effect to the change in accounting for its investment in the property service businesses and to reclassify the Other Operating Partnership Unitholder's interest in Charles
E. Smith Residential Realty L.P., respectively.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subject to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                        /s/ Arthur Andersen L.L.P.
                                        Arthur Andersen L.L.P.

Washington, D.C.
January 21, 1997

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                           CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,
                       (Dollars in Thousands as Restated)

                                                                       1995                       1994
                                                              ---------------------        -------------------
          ASSETS

Rental property, at predecessor cost,
  net of accumulated depreciation                             $            276,269         $          285,850
Rental property, acquired and developed, net of
  accumulated depreciation                                                 138,221                     29,363
Rental property under development                                                -                     10,440
Cash and cash equivalents                                                    9,478                     18,350
Tenants' security deposits                                                   3,634                      3,271
Escrow funds                                                                 5,371                      7,478
Investment in and advances to Property Service Businesses
  and other                                                                  8,348                      8,523
Deferred charges, net of accumulated amortization                           18,782                     20,416
Other assets                                                                 9,219                      7,498
                                                              ---------------------        -------------------
                                                              $            469,322         $          391,189
                                                              =====================        ===================

          LIABILITIES AND EQUITY

Liabilities
   Mortgage loans                                             $            413,973         $          383,821
   Notes payable                                                            69,204                     21,150
   Accounts payable and accrued expenses                                    12,693                      9,821
   Tenants' security deposits                                                3,634                      3,271
   Due to related parties                                                    1,441                     10,646
                                                              ---------------------        -------------------
     Total liabilities                                                     500,945                    428,709
                                                              ---------------------        -------------------

Commitments and Contingencies

Other Operating Partnership Unitholders' Interest
   12,205,439 and 12,226,292 units issued and
   outstanding at December 31, 1995 and 1994,
   respectively, at redemption value                                       288,663                    310,247
                                                              ---------------------        -------------------

Partners' Equity
   General Partner's General and Limited Partnership Interest
      9,708,123 and 9,049,667 units issued and outstanding at
      December 31, 1995 and 1994, respectively, at
      redemption value                                                    (320,286)                  (347,767)
                                                              ---------------------        -------------------


                                                              $            469,322         $          391,189
                                                              =====================        ===================

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                      AND
                                   CES GROUP
                 COMBINED STATEMENTS OF REVENUES AND EXPENSES
              (Dollars in Thousands, Except for Per Unit Amounts)

                                                                           Charles E. Smith Residential Realty L.P.
                                                               ----------------------------------------------------------------
                                                                    (Restated)                                  (Restated)
                                                                    Year Ended                               June 30, 1994 to
                                                                December 31, 1995                            December 31, 1994
                                                               -------------------                          -------------------
RENTAL PROPERTIES
  Revenues                                                    $           144,909                          $            67,391

  Expenses
    Property operating expenses                                            57,007                                       26,633
    Real estate taxes                                                       8,620                                        3,826
    Depreciation and amortization                                          16,258                                        7,738
                                                               -------------------                          -------------------
      Total expenses                                                       81,885                                       38,197

PROPERTY SERVICE BUSINESSES
  Revenues                                                                      -                                            -

  Expenses
    Operating costs                                                             -                                            -
    Depreciation and amortization                                               -                                            -
                                                               -------------------                          -------------------
      Total expenses                                                            -                                            -

  Equity in income of Property Service Businesses                           6,868                                        3,785

Corporate general and administrative expenses                              (2,842)                                      (1,171)
Interest income                                                             1,424                                          825
Interest expense                                                          (37,421)                                     (17,392)
Consolidation costs                                                             -                                            -
                                                               -------------------                          -------------------

Income (loss) before extraordinary item                                    31,053                                       15,241

Extraordinary item - (loss) gain on extinguishment
  of debt                                                                       -                                            -
                                                               -------------------                          -------------------

Net income (loss)                                             $            31,053                          $            15,241
                                                               ===================                          ===================

Net income per unit                                           $              1.44                          $              0.72
                                                               ===================                          ===================




                                                                                           CES Group
                                                               ----------------------------------------------------------------

                                                                 January 1, 1994                                Year Ended
                                                                 to June 29, 1994                            December 31, 1993
                                                               -------------------                          -------------------
RENTAL PROPERTIES
  Revenues                                                    $            63,496                          $           124,187

  Expenses
    Property operating expenses                                            24,682                                       48,995
    Real estate taxes                                                       3,731                                        7,353
    Depreciation and amortization                                           7,626                                       14,333
                                                               -------------------                          -------------------
      Total expenses                                                       36,039                                       70,681

PROPERTY SERVICE BUSINESSES
  Revenues                                                                 27,792                                       42,718

  Expenses
    Operating costs                                                        24,231                                       34,191
    Depreciation and amortization                                             763                                        1,429
                                                               -------------------                          -------------------
      Total expenses                                                       24,994                                       35,620

  Equity in income of Property Service Businesses                               -                                            -

Corporate general and administrative expenses                              (1,550)                                      (3,137)
Interest income                                                               970                                        1,940
Interest expense                                                          (24,798)                                     (46,815)
Consolidation costs                                                       (15,577)                                           -
                                                               -------------------                          -------------------

Income (loss) before extraordinary item                                   (10,700)                                      12,592

Extraordinary item - (loss) gain on extinguishment
  of debt                                                                 (15,195)                                       2,099
                                                               -------------------                          -------------------

Net income (loss)                                             $           (25,895)                         $            14,691
                                                               ===================                          ===================

Net income per unit


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                 CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                      AND
                                   CES GROUP
                   COMBINED STATEMENTS OF PARTNERS' DEFICIT
              (Dollars in Thousands, Except for Per Unit Amounts)


                                                            Partners' Deficit
                                                          ---------------------
CES GROUP

Balance, December 31, 1992                                  $        (182,630)
  Investments in and advances, net                                     (9,363)
  Contributions                                                           193
  Distributions                                                       (38,897)
  Revenues in excess of expenses                                       14,691
                                                          ---------------------

Balance, December 31, 1993                                           (216,006)
  Investments in and advances, net                                       (221)
  Contributions                                                           565
  Distributions                                                        (7,133)
  Liabilities retained by predecessor partnerships                      2,268
  Expenses in excess of revenues                                      (25,895)
                                                          ---------------------

Balance, June 29, 1994                                      $        (246,422)
                                                          =====================


                                                            General Partner's -             Other Operating
                                                            General and Limited        Partnership Unitholders'
                                                                 Interest                      Interest
                                                          -----------------------    ----------------------------
CHARLES E. SMITH RESIDENTIAL REALTY L.P.

Balance, June 29, 1994, as restated                         $               -          $                      -
  Contribution by Predecessors of assets,
       at historical cost, net of liabilities                               -                          (244,208)
  Contribution by Charles E. Smith
       Residential Realty, Inc.                                       201,374                                 -
  Unit grants                                                               -                             2,280
  Deferred compensation - unit grants                                       -                            (1,995)
  Net income                                                            6,532                             8,709
  Distributions ($.48 per unit)                                        (4,344)                           (5,868)
  Adjustment to reflect Other Operating Partnership
       Unitholders' interests at redemption value                    (551,329)                          551,329
                                                          -----------------------    ----------------------------

Balance, December 31, 1994                                           (347,767)                          310,247
  Units exchanged for acquisitions                                          -                            15,491
  Amortization of deferred compensation - unit grants                       -                               570
  Net income                                                           13,405                            17,648
  Distributions ($1.915 per unit)                                     (17,693)                          (23,524)
  Adjustment to reflect Other Operating Partnership
       Unitholders' interests at redemption value                      31,769                           (31,769)
                                                          -----------------------    ----------------------------

Balance, December 31, 1995                                  $        (320,286)         $                288,663
                                                          =======================    ============================

Units issued and outstanding at December 31, 1995                   9,708,123                        12,205,439
                                                          =======================    ============================

Units issued and outstanding at December 31, 1994                   9,049,667                        12,226,292
                                                          =======================    ============================


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      AND
                                   CES GROUP
                       COMBINED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)



                                                                  Charles E. Smith Residential Realty L.P.
                                                                  ----------------------------------------
                                                                     (Restated)             (Restated)
                                                                     Year Ended          June 30, 1994 to
                                                                  December 31, 1995      December 31, 1994
                                                                  -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                            $         31,053       $         15,241
     Adjustments to reconcile net income
       to net cash provided by operating activities:
          Extraordinary item                                                     -                      -
          Consolidation costs                                                    -                      -
          Depreciation and amortization                                     19,547                  9,257
          (Increase) decrease in other assets                               (1,721)                (1,656)
          Increase in accounts payable and
              accrued expenses                                               2,872                  3,499
          Increase in other liabilities                                          -                      -
                                                                  -----------------      -----------------
              Net cash provided by operating activities                     51,751                 26,341
                                                                  -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of rental property                       (55,152)               (40,005)
     Additions to rental property                                           (5,257)                (2,601)
     Decrease (increase) in notes receivable,
          related parties                                                        -                      -
     (Decrease) increase in related party payables:
          Property Service Businesses                                       (8,535)                 9,171
          Affiliates                                                          (703)                 1,172
          Predecessor                                                           33                   (681)
     Cash transferred from predecessors                                          -                 15,395
     Decrease (increase) in investment in and advances
          to Property Service Businesses and other                           1,939                 (9,117)
     Other                                                                     680                 (7,449)
                                                                  -----------------      -----------------
              Net cash (used in) provided by investing activities          (66,995)               (34,115)
                                                                  -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contribution of the Company                                         -                201,374
     Proceeds from mortgages and notes payable                                   -                352,354
     Repayments of debt including prepayment penalties                        (466)              (479,075)
     Repayment of notes payable, related parties                                 -                (26,232)
     Financing fees and consolidation costs                                      -                (33,235)
     Proceeds from notes payable, related parties                                -                      -
     Proceeds from line of credit draws                                     31,400                 21,150
     Proceeds from construction loan                                        16,654                      -
     Distributions to unitholders                                          (41,216)               (10,212)
     Distributions to partners                                                   -                      -
     Other, net                                                                  -                      -
                                                                  -----------------      -----------------
              Net cash provided by (used in) financing activities            6,372                 26,124
                                                                  -----------------      -----------------

NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                                       (8,872)                18,350

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                    18,350                      -
                                                                  -----------------      -----------------

CASH AND CASH EQUIVALENTS
     END OF PERIOD                                                $          9,478       $         18,350
                                                                  =================      =================

SUPPLEMENTAL INFORMATION:
     Cash paid during the period for interest                     $         35,376       $         16,457
     Capitalized interest                                                      675                    200
     Contribution of properties to the Operating Partnership                     -               (244,208)
     Purchase of property in exchange for Operating
          Partnership units                                                 15,491                      -
     Assumption of debt on acquisitions                                     30,618                      -
     Change in redemption value of Other Operating
          Partnership Unitholders' interest                                (31,769)               551,329


                                                                                                    CES Group
                                                                                      --------------------------------------
                                                                                      January 1, 1994        Year Ended
                                                                                      to June 29, 1994     December 31, 1993
                                                                                      ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                $       (25,895)     $         14,691
     Adjustments to reconcile net income
       to net cash provided by operating activities:
          Extraordinary item                                                                   15,195                (2,099)
          Consolidation costs                                                                  15,577
          Depreciation and amortization                                                         8,847                17,028
          (Increase) decrease in other assets                                                  (5,738)                2,360
          Increase in accounts payable and
              accrued expenses                                                                  5,526                 2,736
          Increase in other liabilities                                                         1,323                 1,435
                                                                                      ----------------     -----------------
              Net cash provided by operating activities                                        14,835                36,151
                                                                                      ----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of rental property                                                -                    -
     Additions to rental property                                                              (2,012)               (6,065)
     Decrease (increase) in notes receivable,
          related parties                                                                       6,247                (1,032)
     (Decrease) increase in related party payables:
          Property Service Businesses                                                               -                     -
          Affiliates                                                                                -                     -
          Predecessor                                                                               -                     -
     Cash transferred from predecessors                                                             -                     -
     Decrease (increase) in investment in and advances                                              -                     -
          to Property Service Businesses and other                                                  -                     -
     Other                                                                                       (999)                1,372
                                                                                      ----------------     -----------------
              Net cash (used in) provided by investing activities                               3,236                (5,725)
                                                                                      ----------------     -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contribution of the Company                                                            -                     -
     Proceeds from mortgages and notes payable                                                      -                46,754
     Repayments of debt including prepayment penalties                                         (2,699)              (45,665)
     Repayment of notes payable, related parties                                               (2,351)               (1,683)
     Financing fees and consolidation costs                                                    (6,891)               (5,311)
     Proceeds from notes payable, related parties                                               3,593                22,095
     Proceeds from line of credit draws                                                             -                     -
     Proceeds from construction loan                                                                -                     -
     Distributions to unitholders                                                                   -                     -
     Distributions to partners                                                                 (5,583)              (38,897)
     Other, net                                                                                (1,206)               (9,363)
                                                                                      ----------------     -----------------
              Net cash provided by (used in) financing activities                             (15,137)              (32,070)
                                                                                      ----------------     -----------------

NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                                                           2,934                (1,644)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                                       13,663                15,307
                                                                                      ----------------     -----------------

CASH AND CASH EQUIVALENTS
     END OF PERIOD                                                                    $        16,597        $        13,663
                                                                                      ================       =================

SUPPLEMENTAL INFORMATION:
     Cash paid during the period for interest                                         $        26,536        $        43,359
     Capitalized interest                                                                           -                    106
     Contribution of properties to the Operating Partnership                                        -                      -
     Purchase of property in exchange for Operating
          Partnership units                                                                         -                      -
     Assumption of debt on acquisitions                                                             -                      -
     Change in redemption value of Other Operating
          Partnership Unitholders' interest                                                         -                      -

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                                 AND CES GROUP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)


1.   ORGANIZATION AND FORMATION OF COMPANY

     Charles E. Smith Residential Realty L.P. (the "Operating Partnership") was organized in Maryland on June 10, 1993. The Operating Partnership had no operations prior to the completion of the business combination (discussed below) which occurred on June 30, 1994. Charles E. Smith Residential Realty, Inc. (the "Company") was formed in June, 1993 with the intent of qualifying as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. In connection with the business combination, the Company, on June 30, 1994, raised equity through an initial public offering and a private placement (the "Offerings"), and issued debt in a series of concurrent private financing transactions. The proceeds from the Offerings were used to acquire the 1.0% sole general partnership and a 41.7% limited partnership interest in the Operating Partnership. The Operating Partnership is the successor entity to CES Group (the "Predecessor").

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

     The Operating Partnership and its subsidiaries are engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily residential multifamily properties. As of December 31, 1995, the Operating Partnership owned 38 existing multifamily properties containing 14,150 apartment units, and owned and operated two free-standing community retail shopping centers, aggregating 436,000 square feet. All properties are located in the Washington, D.C. metropolitan area. Additionally, the Operating Partnership owned substantially all of the equity in entities which provide multifamily and retail property management and leasing, interior construction and renovation, building engineering and technical services, and financial advisory services (collectively the "Property Service Businesses").

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
                                                        ========

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  The accompanying consolidated balance sheets as of December 31, 1995 and December 31, 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1995 and for the period from June 30, 1994 to December 31, 1994 of the Operating Partnership include all of the accounts of the Operating Partnership and its subsidiary financing partnerships.

  The Operating Partnership had previously selected the cost method to account for its investment in its Property Service Businesses in order to comply with a previous interpretation of the Securities and Exchange Commission. However, during the year ended December 31, 1995, in compliance with the Emerging Issues Task Force consensus, "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation", the Operating Partnership changed its accounting from the cost method to the equity method. As a result, the Operating Partnership's net income for the year ended December 31, 1995 was approximately $1.3 million ($.06 per unit) lower than it would have been had the change not been made. Financial statements for the period ended December 31, 1994 have been retroactively restated for this change, which decreased the Operating Partnership's previously reported net income and the beginning balance of partner's equity by $554 ($.03 per unit) and $46.8 million, respectively.

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


Rental Property

   The assets (including the Properties) that were merged or transferred were recorded at Predecessor cost. The Operating Partnership records acquired or developed rental property at cost, which includes cost of acquisition, development, construction and interest and real estate taxes incurred during the original construction period. Ordinary repairs and maintenance are expensed as incurred; major improvements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Depreciation on buildings and improvements is computed using the straight-line method over estimated useful asset lives as follows:

          Base building                40 years
          Land improvements            20 years
          Building components          7 to 20 years
          Tenant improvements          Remaining terms of lease or useful life,
                                       (whichever is shorter)
          Furniture, fixtures and
           equipment                   5 to 10 years


Deferred Charges

  Deferred charges of the Operating Partnership consist primarily of permanent loan fees, which are being amortized over the term of the notes which approximates the effective interest rate method, and retail lease acquisition costs, which are being amortized over the term of the related lease.

Revenue Recognition

  Rental income attributable to residential leases is recognized when due from tenants. The Operating Partnership requires tenants to initially execute a one-year lease. At the expiration of the lease term, the lease converts to a month-to-month basis.

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

  The future minimum lease payments to be received by the Operating Partnership under noncancelable retail leases as of December 31, 1995, are as follows (dollar amounts in thousands):


      Year Ending
      December 31,
      ------------
          1996                $  6,827
          1997                   7,233
          1998                   7,155
          1999                   6,831
          2000                   6,667
       Thereafter               77,814
                              --------
                              $112,527
                              ========

Income Taxes

     These financial statements contain no provision for Federal income taxes since the entity is partnership and, therefore, all Federal income tax liabilities and/or tax benefits are passed through to the individual partners in accordance with the partnership agreement and the Internal Revenue Code. The Operating Partnerships' income tax basis in its assets and liabilities was $476.4 million and $403.7 million, respectively, at December 31, 1995 and $389.7 million and $334.6 million, respectively, at December 31, 1994.

Per Unit Data

     Net income per unit of the Operating Partnership for the year ended December 31, 1995 and the period from June 30, 1994 to December 31, 1994 is computed based on 21,602,995 and 21,229,796 units, respectively, which represents the weighted average number of units outstanding during the period. Historical per unit data for periods prior to the public offering is not relevant.

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

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures, beginning after the effective date of January 1, 1996, of net income and earnings per share as if the fair value method had been applied. The Operating Partnership has elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies and, therefore, the standard will not have an effect on the consolidated financial statements.

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
                                              ========  ========

     Depreciation expense of the Operating Partnership was $15,917 for the year ended December 31, 1995 and $7,673 for the period from June 30, 1994 to December 31, 1994. Depreciation expense of the CES Group was $7,494 for the period from January 1, 1994 to June 29, 1994 and $14,053 for the year ended December 31, 1993. Repairs and maintenance expense of the Operating Partnership was $13,892 for the year ended December 31, 1995 and $7,172 for the period from June 30, 1994 to December 31, 1994. Repairs and maintenance expense of the CES Group was $6,854 for the period from January 1, 1994 to June 29, 1994 and $14,100 for the year ended December 31, 1993.

Acquisitions

     During 1995, the Operating Partnership acquired five properties for $82.3 million, adding 1,369 apartment units. In two of the transactions, the Operating Partnership issued a total of approximately 561,000 Operating Partnership units valued at $13.7 million. In two of the transactions, the Operating Partnership assumed a total of $30.6 million in mortgage loans.

4.   DEFERRED CHARGES

  Deferred charges consist of the following as of December 31 (dollar amounts in thousands):



                                                1995     1994
                                               -------  -------

             Permanent loan fees               $20,257  $19,206
             Retail lease acquisition costs      3,579    3,472
             Other                                 454      186
                                               -------  -------
                                                24,290   22,864

             Less: Accumulated amortization      5,508    2,448
                                               -------  -------
                                               $18,782  $20,416
                                               =======  =======

  Amortization expense of the Operating Partnership was $3,060 for the year ended December 31, 1995, and $1,338 for the period from June 30, 1994 to December 31, 1994. Amortization expense for the CES Group was $711 for the period from January 1, 1994 to June 29, 1994 and $1,785 for the year ended December 31, 1993.


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

  The Property Service Businesses provide services to the Operating Partnership under one-year agreements which are automatically renewable. Such services are generally provided at cost (including a proportionate share of total overhead) except property management and leasing services which are provided at cost plus ten percent. Total fees charged to the Operating Partnership by the Property Service Businesses were $9,506 and $6,084 for the year ended December 31, 1995 and for the period from June 30, 1994 to December 31, 1994, respectively. The Property Service Businesses also provide services to certain partnerships which own commercial office buildings and have Messrs. Smith and Kogod as the general partners

("Affiliates"). Such services are generally provided at cost and overhead plus a mark-up, except for certain engineering and technical services which are provided at cost and overhead. Total fees charged to Affiliates by the Property Service Businesses were $50,524 and $19,252 for the year ended December 31, 1995 and for the period from June 30, 1994 to December 31, 1994, respectively.

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

  Combined summarized balance sheet information for the Property Service Businesses follows (dollar amounts in thousands):


                                        As of December 31,
                                         1995        1994
                                        ------      ------
                Assets
                 Accounts receivable    $  14,628  $  14,495
                 Property, net              3,651      3,704
                 Other, net                 2,496      2,088
                                        ---------  ---------
                                        $  20,775  $  20,287
                                        =========  =========
                Liabilities
                 Accounts payable       $  9,000   $   7,455
                 Deferred revenue          3,912       5,897
                 Other                     4,821       2,566
                Equity                     3,042       4,369
                                        --------   ---------
                                        $ 20,775   $  20,287
                                        ========   =========

  These balance sheets exclude $44.5 million of notes due to the Operating Partnership which, under the equity method, are eliminated for purposes of carry over basis accounting.

  Combined summarized income statement information for the Property Service Businesses follows (dollar amounts in thousands):


                                Year Ended   June 30, 1994 to
                               December 31,    December 31,
                                   1995            1994
                               ------------  ----------------

  Revenues                     $     58,777  $         28,245
  Operating expense                  49,925            23,469
  Depreciation/amortization           1,325               560
  Other expense, net                    647               418
                               ------------  ----------------
   Net income/1/               $      6,880  $          3,798
                               ============  ================

/1/ Represents 100% of the Property Service Businesses' net income, of which the Operating Partnership's share amounted to $6,868 and $3,785, respectively, for the year ended December 31, 1995 and the period from June 30, 1994 to December 31, 1994.


  During 1995, the Operating Partnership acquired an additional minority interest in a rental property partnership through the issuance of Operating Partnership units valued at $1,764. The Operating Partnership uses the cost method to account for this investment.


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

  The loan for Mortgage Pool One bears interest at 8.0% and is due June 30, 1999. The loan for Mortgage Pool Two bears interest at 8.3% and is due June 30, 2001. Both loans are interest only and require the Operating Partnership to establish escrows to fund capital improvements and repairs, and to maintain minimum cash balances for interest and ground rent payments. The loans for Mortgage Pools One and Two contain cross collateral and cross default provisions among the separate financing partnership borrowers.

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

  In connection with two of the acquisitions discussed in Note 3, the Operating Partnership assumed an interest-only mortgage loan of $17.5 million with an interest rate of LIBOR plus 170 basis points (7.76% as of December 31, 1995) due March 31, 1997, and a $13.1 million mortgage loan with a fixed interest rate of 7.50% with principal amortized over 25 years with a final payment due October 31, 2020. Both mortgage loans are collateralized by the respective properties.

  The scheduled principal payments for all of the mortgage loans are as follows (dollar amounts in thousands):


                Year Ending
                December 31,
                --------------
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

7.   NOTES PAYABLE

  In connection with the development of the Westerly at Worldgate apartments, the Operating Partnership obtained an interest-only construction loan in 1995 with interest at LIBOR plus a fixed spread (7.57% at December 31, 1995), payable monthly, due June 1, 1997. The outstanding balance of $16,654 at December 31, 1995 is collateralized by the property. Construction of the 320-unit community was completed in December, 1995.

  The Operating Partnership also has a $100 million revolving line of credit on which $52,550 and $21,150 were outstanding at December 31, 1995 and 1994, respectively, and which represent the maximum amounts outstanding during 1995 and the period from June 30, 1994 through December 31, 1994, respectively. The amount outstanding at December 31, 1994 had a fixed interest rate through August 1995 of 8.07%. Additional borrowings under the line of credit bear interest at the one year LIBOR rate plus 2.25% (7.58% at December 31, 1995). The Operating Partnership pays a fee of .125% on any unused portions of the line of credit. Borrowings under the line of credit are collateralized by certain rental property. The line of credit agreement contains certain restrictive covenants, including maintenance of minimum net worth, debt to equity ratios and cash flow coverage requirements.

  Subsequent to December 31, 1995, this line of credit agreement was extended to June 30, 1997 with two one-year extension options and the interest rate was lowered to LIBOR rate plus 1.625%. In addition, a new $83 million credit facility was obtained for property acquisitions with a term of eight and one half years. The loan provides for an interest rate that is fixed at the time of each acquisition at a fixed spread over a pre-determined index and is cross-collateralized with Mortgage Pool Three (Note 6). This facility allows for 100% debt financing for the first three years, and it also allows the Operating Partnership the option to convert $50 million to unsecured debt with the release of the related collateral, upon receipt of an investment grade-credit rating. The agreement contains certain restrictive covenants including a limit on debt to asset value and maintenance of debt service coverage ratios.


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

  The base rental expense to the Operating Partnership under the ground leases was $491 for the year ended December 31, 1995 and $246 for the period from June 30, 1994 to December 31, 1994. The base rental expense for the CES Group was approximately $220 for the period from

January 1, 1994 to June 29, 1994, and $412 during the year ended December 31, 1993. The additional rental expense to the Operating Partnership under the ground leases was $1,831 for the year ended December 31, 1995 and $1,384 for the period from June 30, 1994 to December 31, 1994. Additional rental expense to the CES Group was approximately $1,354 for the period from January 1, 1994 to June 29, 1994, and $2,678 for the year ended December 31, 1993. At the expiration of the ground leases, the land and all of the improvements thereon will revert to the land owner. In most cases, the leases are subordinated to the mortgage debt on the related rental property.

  The future nominal base annual rentals as of December 31, 1995 for the ground leases are as follows (dollar amounts in thousands):


                Year Ending
                December 31,
               --------------
                  1996                $   491
                  1997                    491
                  1998                    491
                  1999                    491
                  2000                    491
               Thereafter              22,782
                                     --------
                                     $ 25,237
                                     ========

Litigation

  Neither the Operating Partnership nor the Property Service Businesses is presently subject to any material litigation nor, to the Operating Partnership's knowledge, is any material litigation threatened against the Operating Partnership or the Property Service Businesses other than routine litigation arising in the ordinary course of business and which is expected to be covered by liability insurance.

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

  .In connection with the development of the Westerly at Worldgate apartments, the Operating Partnership purchased the land for $4.7 million from an affiliate controlled by Messrs. Smith and Kogod pursuant to an agreement with the Operating Partnership at the time of the Offerings. Also, a contract was executed with an entity controlled by Messrs. Smith and Kogod to manage the construction of the apartments at a fee of 4% of hard construction costs. Construction management fees were $519 for the year ended December 31, 1995 and $175 for the period from June 30, 1994 to December 31, 1994. The project was completed in December, 1995 at a total cost, excluding land, of $19.2 million.

  .The two retail properties lease health club facilities to entities controlled by Messrs. Smith and Kogod. Rental income earned under these leases approximated $4,795, $1,895, $1,863 and $3,677 for the year ended December 31, 1995, and the period from June 30, 1994 to December 31, 1994, the period from January 1, 1994 to June 29, 1994, and for the year ended December 31, 1993, respectively. The leases expire on December 31, 2015. Messrs. Smith and Kogod have guaranteed that the tenant for one of the facilities leased in 1991 will pay all minimum annual rent and expense pass-throughs in accordance with the terms of the agreement through June 10, 1999. In addition, one of the retail properties also leases health club equipment to the affiliated tenant under a capital lease. As of December 31, 1995 and 1994, the present value of the future minimum rental receivables approximated $263 and $305, respectively, and are included in other assets in the accompanying consolidated balance sheet.

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

11. INCENTIVE PLANS

Option Plan

  The Company, with the Operating Partnership, maintains an employee stock and unit option plan designed for executive officers and other key employees of the Company, the Operating Partnership and the Property Service Businesses. Messrs. Smith and Kogod are not eligible to participate under the plan. The plan authorizes the issuance of up to 1,750,000 shares of common stock and/or units pursuant to options granted under this plan. Options were granted to purchase 895,000 shares of common stock and units at the initial public offering price of $24.00 to certain executive officers and other key employees at the time of the public offering. Options outstanding as of December 31, 1995 and 1994 are as follows:


                                                  Option Amount
                                              ----------------------
                                     Number   Per Share     Total
                                     -------  ---------  -----------

             Shares under option,
              December 31, 1994      895,000        $24  $21,480,000
             Options granted               -          -            -
             Options canceled              -          -            -
                                     -------  ---------  -----------
             Shares under option,
              December 31, 1995      895,000        $24  $21,480,000
                                     =======  =========  ===========

  Options granted under the plan have a maximum term of ten years and vest generally in three to five equal annual installments beginning on the first anniversary of the date of grant. As of December 31, 1995, 183,002 options had vested. Generally, options terminate three months after the optionee's termination of employment. The Executive Compensation Committee of the Board of Directors of the Company may provide, however, that an option may be exercised over a longer period following termination of employment, but in no event beyond the expiration date of the option.

  The exercise price of options granted under the plan may not be less than the fair market value of the common stock on the date of grant. Payment for shares and/or units granted under the plan may be made either in cash, or, if permitted by the option agreement, by exchanging shares of common stock or Operating Partnership units having a fair market value equal to the option exercise price.

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

Restricted Stock and Unit Plan

  The Company, with the Operating Partnership, maintains a restricted stock and unit plan for executive officers and other key employees of the Company, the Operating Partnership and the Property Service Businesses. Messrs. Smith and Kogod are not eligible to participate under the plan. A maximum of 300,000 shares of common stock and/or units may be issued under the plan. Restricted shares and/or units that have not vested at the time of an employee's termination of employment with the Operating Partnership will be forfeited, except where such termination occurs by reason of death or disability. Any restricted shares and/or units forfeited pursuant to the vesting provisions of the plan will again be available for award under the plan. In July 1994, 95,000 restricted units were awarded to certain executive officers and key employees. These grants vest in four equal annual installments beginning on the first anniversary of the date of grant, subject to acceleration of vesting upon a change of control of the Company. No grants were canceled and 23,750 units vested during the year ended December 31, 1995. No grants were canceled or vested during the period from June 30, 1994 to December 31, 1994. For the year ended December 31, 1995 and the period from June 30, 1994 to December 31, 1994, compensation expense relating to the plan was $570 and $285, respectively, which was based on the market value of the stock at the date of grant.


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


                                             Property
                                   Rental     Service                  Combined
                                 Operations  Businesses  Eliminations   Total
                                 ----------  ----------  ------------  --------
YEAR ENDED DECEMBER 31, 1993:
 Revenue                           $124,187     $42,718       $     -   $166,905
 Interest income                      1,477         463             -      1,940
 Intersegment revenue                     -       3,159        (3,159)         -
                                   --------     -------       -------   --------
  Total revenue                    $125,664     $46,340       $(3,159)  $168,845
                                   ========     =======       =======   ========
 Depreciation and amortization     $ 14,884     $ 1,429       $  (551)  $ 15,762
                                   ========     =======       =======   ========
 Operating profit                  $ 54,180     $ 9,181       $  (817)  $ 62,544
 Intersegment expense (revenue)         803      (1,620)          817          -
                                   --------     -------       -------   --------
 Net profit                        $ 54,983     $ 7,561       $     -   $ 62,544
                                   ========     =======       =======   ========
 Identifiable assets at
  December 31, 1993                $347,536     $12,643       $(2,318)  $357,861
                                   ========     =======       =======   ========
 Capital expenditures              $  6,216     $   304       $  (151)  $  6,369
                                   ========     =======       =======   ========

PERIOD FROM JANUARY 1, 1994 TO
  JUNE 29, 1994:
 Revenue                           $ 63,496     $27,792       $     -   $ 91,288
 Interest income                        663         307             -        970
 Intersegment revenue                     -       1,791        (1,791)         -
                                   --------     -------       -------   --------
  Total revenue                    $ 64,159     $29,890       $(1,791)  $ 92,258
                                   ========     =======       =======   ========
 Depreciation and amortization     $  7,897     $   763       $  (271)  $  8,389
                                   ========     =======       =======   ========
 Operating profit                  $ 27,171     $ 4,173       $  (119)  $ 31,225
 Intersegment expense (revenue)         947      (1,066)          119          -
                                   --------     -------       -------   --------
 Net profit                        $ 28,118     $ 3,107       $     -   $ 31,225
                                   ========     =======       =======   ========
 Capital expenditures              $  1,913     $   306       $   (98)  $  2,121
                                   ========     =======       =======   ========


The revenue recognition policies of the Property Service Businesses are as follows.

  .Property management and leasing fees are generally a fixed percentage of gross monthly revenue of managed properties and are recognized as revenue when earned.

  .Interior construction and renovation revenues are recognized as earned under the percentage-of-completion method.

  .Engineering and technical services provided to related parties were billed at the actual costs incurred, including overhead. Revenues from third party engineering and technical services are typically based on a fixed price contract and recognized as earned.

  .Fees related to negotiation, settlement and administration of debt financings for affiliated entities are recognized on the closing date of the related financing.

13.  OTHER OPERATING PARTNERSHIP UNITHOLDERS' INTEREST

  Limited partnership units of the Other Operating Partnership Unitholders may be redeemed at the unitholders' discretion. At the option of the Company, such redemption may be made for cash, at the then fair value of the Company's stock, or for shares of common stock of the Company on a one-for-one basis. The Company has reserved approximately 19.3 million shares of common stock for possible issuance upon redemption of limited partnership units.

  The Other Limited Partnership Unitholders' redemption rights are not to be included in partners' equity. Consequently, the accompanying consolidated balance sheets and statements of partners' deficit have been retroactively reclassified to reflect the Other Operating Partnership Unitholders' interests in the Operating Partnership, measured at redemption value. This reclassification results in a reduction of partners' equity of $288,663 and $310,247 as of December 31, 1995 and 1994, respectively.


14.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

  The following unaudited Pro Forma Condensed Consolidated Statement of Operations is presented as if the consummation of the Offerings and Mortgage Loans had occurred prior to January 1, 1994. Such pro forma information is based upon the historical consolidated statements of operations of the Operating Partnership, the combined statements of the CES Group, and the application of the proceeds of the Offerings and Mortgage Loans as set forth above. The statement should be read in conjunction with the financial statements and notes thereto of the Operating Partnership included elsewhere herein. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

  The unaudited Pro Forma Condensed Consolidated Statement of Operations is not necessarily indicative of what actual results of operations of the Operating Partnership would have been assuming such transactions had been completed prior to January 1, 1994, nor does it purport to represent the results of operations of future periods.

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.
          PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (a) (Unaudited and dollar amounts in thousands, except per share amounts)



                                          For the Year Ended December 31, 1994
                                          ------------------------------------

                                                        Pro Forma
                                          Historical   Adjustments   Pro Forma
                                          -----------  ------------  ----------

Rental Properties
  Revenue                                 $   130,887  $          -  $  130,887
  Expenses                                    (74,236)         (602)    (74,838)
Equity in Income of
  Property Service Businesses                   6,583          (402)      6,181
Other Income and Expenses
  Interest Income                               1,795           (57)      1,738
  Corporate General and
   Administrative Expenses                     (2,721)          510      (2,211)
  Interest Expense                            (42,190)        7,834     (34,356)
Consolidation Costs                           (15,577)       15,577           -
                                          -----------  ------------  ----------
Income before Extraordinary item                4,541        22,860      27,401
Extraordinary item - Loss on
 Extinguishment of debt                       (15,195)       15,195           -
                                          -----------  ------------  ----------
Net (Loss) Income                            $(10,654)      $38,055  $   27,401
                                          ===========  ============  ==========
Net Income Per Unit (b)                                              $     1.29
                                                                     ==========

Notes:
(a) Pro forma adjustments consist principally of reflecting the Property Service Businesses using the equity method, a reduction in interest income to reflect the change in funds available for investment, additional general and administrative cost of the Operating Partnership offset by allocations to the Property Service Businesses, adjustments to amortization of deferred financing costs, reduction of interest costs to reflect the effect of debt repayments and refinancings at lower rates and Federal and state income taxes incurred by the Property Service Businesses.
(b) Pro forma net income per unit is based upon 21,229,796 units.

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Restated quarterly financial information for 1994 and 1995 is as follows (dollar amounts in thousands except per share data):



                                                                          Period from
                                                                          June 30, 1994 to     Three Months Ended
                                                                          September 30, 1994   December 31, 1994
                                                                          ------------------   ------------------
Revenues                                                                         $ 33,810              $ 34,406
Rental property expenses (including depreciation)                                 (18,888)              (19,309)
Equity in income of Property Service Businesses                                     2,632                 1,153
Interest expense                                                                   (8,694)               (8,698)
Corporate general and administrative expense                                         (611)                 (560)
                                                                                 --------              --------
Net Income                                                                       $  8,249              $  6,992
                                                                                 ========              ========
Net income per unit                                                              $    .39              $    .33
                                                                                 ========              ========


                                                         Three Months Ended
                               ---------------------------------------------------------------------------------
                               March 31, 1995      June 30, 1995       September 30, 1995      December 31, 1995
                               --------------      -------------       ------------------      -----------------
Revenues                       $       34,410      $      35,069       $           37,616      $          39,238
Rental property expenses
 (including depreciation)             (19,470)           (19,512)                 (21,322)               (21,581)
Equity in income of Property
 Service Businesses                       561              1,586                    1,994                  2,727
Interest expense                       (8,695)            (8,926)                  (9,572)               (10,228)
Corporate general and
 administrative expense                  (653)              (770)                    (611)                  (808)
                               --------------      -------------       ------------------      -----------------
Net Income                     $        6,153      $       7,447       $            8,105      $           9,348
                               ==============      =============       ==================      =================
Net Income per unit            $          .29      $         .35       $              .37      $             .43
                               ==============      =============       ==================      =================

                   CHARLES E. SMITH RESIDENTIAL REALTY L.P.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                            Capitalized Costs Before
                                                                              Costs       Accumulated Depreciation at
                             Encumbrances/          Initial Cost           Capitalized         December 31, 1995
                                           -----------------------------                  ---------------------------
                              Collateral                   Building and   Subsequent To                 Building and
Properties                     Pools (1)        Land       Improvements    Acquisition       Land       Improvements       Total
--------------------------  -------------- ----------------------------- --------------------------------------------  ------------
Albemarle                         LOC                $418       $      -           4,633         $418          $4,633       $5,051
Bedford Village                   Two               1,062              -          12,572        1,062          12,572       13,634
Bennington                      $13,059             6,922         22,645              20        6,922          22,665       29,587
Berkeley                         Three                108              -           1,875          108           1,875        1,983
Boulevard of Old Town              -                1,784          4,269              27        1,784           4,296        6,080
Calvert-Woodley                  Three                172              -           2,265          172           2,265        2,437
Car Barn                          Two               3,576              -          13,313        3,576          13,313       16,889
Cleveland House                  Three                325              -           3,955          325           3,955        4,280
Columbia Crossing                Three              4,701              -          18,284        4,701          18,284       22,985
Columbian-Stratford               One                 242              -           4,145          242           4,145        4,387
Concord Village                   Two                   -              -           8,175            -           8,175        8,175
Connecticut Heights (2)         $17,419             6,956         18,695             244        6,956          18,939       25,895
Corcoran House                    One                 230              -           1,824          230           1,824        2,054
Courthouse Plaza                 Three                  -              -          44,083            -          44,083       44,083
Crystal House I                   One                   -              -          10,072            -          10,072       10,072
Crystal House II                  One                   -              -           8,734            -           8,734        8,734
Crystal Place                     Two               1,245              -          18,662        1,245          18,662       19,907
Crystal Square                    Two                   -              -          14,351            -          14,351       14,351
Executive Central                 Two                 262              -           4,162          262           4,162        4,424
Executive North                   One                 245              -           3,659          245           3,659        3,904
Executive South                   Two                 303              -           4,749          303           4,749        5,052
Fort Chaplin                      Two                  97              -           7,705           97           7,705        7,802
Gateway Place                    Three              1,660              -          17,453        1,660          17,453       19,113
Manor                             LOC               5,809         14,807           1,170        5,809          15,977       21,786
Marbury Plaza                     One                   -              -          10,012            -          10,012       10,012
Newport Village                Two/Three              281              -          15,048          281          15,048       15,329
Oakwood                            -                3,819         12,551               -        3,819          12,551       16,370
Orleans Village                   Two                 700              -          12,782          700          12,782       13,482
Oxford Manor                      One                 290              -           2,958          290           2,958        3,248
Patriot Village                 $31,141                 -              -          27,723            -          27,723       27,723
Potomac View                      LOC               2,520          6,393             205        2,520           6,598        9,118
Skyline Mall                     Three                482              -          14,262          482          14,262       14,744
Skyline Towers                    One                 360              -          24,404          360          24,404       24,764
Statesman                         One                 600              -           4,165          600           4,165        4,765
Suburban Tower (2)                LOC               1,815          5,239               5        1,815           5,244        7,059
2501 Porter Street               Three              1,126              -          18,163        1,126          18,163       19,289
Water Park Towers                 One               2,500              -          41,643        2,500          41,643       44,143
Westerly (3)                    $16,654             4,700         19,244             186        4,700          19,430       24,130
Windsor Towers                    One                 362              -           5,260          362           5,260        5,622
Worldgate Centre                  LOC               4,105              -          40,547        4,105          40,547       44,652
                                           ----------------------------- --------------------------------------------  ------------
                                                  $59,777       $103,843        $423,494      $59,777        $527,337     $587,114
                                           ============================= ============================================  ============


                             Accumulated         Net            Date of        Date      Depreciable
Properties                  Depreciation       Property       Construction   Acquired       Lives
-------------------------- ---------------   ------------    --------------  ---------  --------------
Albemarle                         ($3,144)       $1,907            1966          -       5 - 40 years
Bedford Village                    (7,633)        6,001            1967          -       5 - 40 years
Bennington                           (141)       29,446              -         1995      5 - 40 years
Berkeley                           (1,373)          610            1961          -       5 - 40 years
Boulevard of Old Town                 (80)        6,000              -         1995      5 - 40 years
Calvert-Woodley                    (1,651)          786            1962          -       5 - 40 years
Car Barn                           (4,469)       12,420         1982/1986        -       5 - 40 years
Cleveland House                    (2,678)        1,602            1962          -       5 - 40 years
Columbia Crossing                  (3,055)       19,930         1990/1991        -       5 - 40 years
Columbian-Stratford                (3,005)        1,382            1959          -       5 - 40 years
Concord Village                    (5,140)        3,035            1967          -       5 - 40 years
Connecticut Heights (2)              (234)       25,661              -         1995      5 - 40 years
Corcoran House                     (1,473)          581            1961          -       5 - 40 years
Courthouse Plaza                   (8,497)       35,586         1988/1990        -       5 - 40 years
Crystal House I                    (5,558)        4,514            1969          -       5 - 40 years
Crystal House II                   (5,381)        3,353            1964          -       5 - 40 years
Crystal Place                      (5,438)       14,469            1986          -       5 - 40 years
Crystal Square                     (7,356)        6,995            1975          -       5 - 40 years
Executive Central                  (3,061)        1,363            1960          -       5 - 40 years
Executive North                    (2,785)        1,119            1960          -       5 - 40 years
Executive South                    (3,593)        1,459            1960          -       5 - 40 years
Fort Chaplin                       (5,372)        2,430            1963          -       5 - 40 years
Gateway Place                      (4,307)       14,806            1987          -       5 - 40 years
Manor                                (537)       21,249              -         1994      5 - 40 years
Marbury Plaza                      (6,859)        3,153            1966          -       5 - 40 years
Newport Village                    (8,066)        7,263            1971          -       5 - 40 years
Oakwood                                 -        16,370              -         1995      5 - 40 years
Orleans Village                    (8,153)        5,329         1965/1966        -       5 - 40 years
Oxford Manor                       (2,056)        1,192            1967          -       5 - 40 years
Patriot Village                   (13,132)       14,591      1973/1975/1977      -       5 - 40 years
Potomac View                         (232)        8,886              -         1994      5 - 40 years
Skyline Mall                       (6,835)        7,909            1977          -       5 - 40 years
Skyline Towers                    (13,882)       10,882            1972          -       5 - 40 years
Statesman                          (3,218)        1,547            1961          -       5 - 40 years
Suburban Tower (2)                   (120)        6,939              -         1995      5 - 40 years
2501 Porter Street                 (3,948)       15,341         1987/1988        -       5 - 40 years
Water Park Towers                  (8,693)       35,450            1989          -       5 - 40 years
Westerly (3)                         (121)       24,009            1995          -       5 - 40 years
Windsor Towers                     (3,590)        2,032            1965          -       5 - 40 years
Worldgate Centre                   (7,758)       36,894            1990          -       5 - 40 years
                           ---------------   ------------
                                ($172,624)     $414,490
                           ===============   ============

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

     The aggregate cost for Federal income tax purposes of the Operating Partnership's investment in real estate was approximately $577,613 and $486,040 at December 31, 1995 and 1994, respectively. The changes in total real estate and accumulated depreciation for the three years ended December 31, 1995 are as follows:

                                           Total Real Estate Assets
                                 ---------------------------------------------
                                    1995            1994             1993
                                    ----            ----             ----

BALANCE, beginning of year       $   471,920    $   437,019     $    431,577
  Acquisitions                       110,487         29,394                -
  Improvements                         4,709          5,507            6,065
  Retirements and write-offs              (2)             -             (623)
                                 ------------   -----------     -------------
BALANCE, end of year             $   587,114    $   471,920     $    437,019
                                 ============   ===========     =============


                                           Accumulated Depreciation
                                 --------------------------------------------
                                    1995             1994            1993
                                    ----             ----            ----

BALANCE, beginning of year       $   156,707     $   141,475    $    128,032
  Depreciation for the year           15,917          15,232          14,053
  Retirements and write-offs               -               -            (610)
                                 ------------    -----------    -------------
BALANCE, end of year             $   172,624     $   156,707    $    141,475
                                 ============    ===========    =============

                                 EXHIBIT INDEX

                                                           (If filed herewith)
EXHIBIT NO.              EXHIBIT                                  PAGE
-----------              -------                                  -----

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

    **3.1    First Amended and Restated Agreement of Limited Partnership of the
             Operating Partnership, as amended
    **3.2    Certificate of Limited Partnership of the Operating Partnership

     *4.1 Amended and Restated Articles of Incorporation of Charles E. Smith Residential Realty, Inc. (the "Company")
      4.2 Amended and Restated Bylaws of the Company (Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-3 (File No. 33-93986).

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

  **10.10    Voting Stock Partnership Agreement for Consolidated Engineering
             Services Partnership
  **10.11    Amended and Restated Articles of Incorporation of Smith Realty
             Company
   *10.12    By-Laws of Smith Property Management, Inc.
   *10.13    Articles of Incorporation of Smith Management Construction, Inc.
   *10.14    By-Laws of Smith Management Construction, Inc.
   *10.15    Articles of Incorporation of Consolidated Engineering
             Services, Inc.
   *10.16    By-Laws of Consolidated Engineering Services, Inc.
   *10.17    Certificate of Incorporation of Smith One, Inc.
   *10.18    By-Laws of Smith One, Inc.
  **10.19    Agreement of Limited Partnership of Smith Property Holdings
             One L.P.
  **10.20    Agreement of Limited Partnership of Smith Property Holdings
             One (D.C.) L.P.
   *10.21    Certificate of Incorporation of Smith Two, Inc.
   *10.22    By-Laws of Smith Two, Inc.
  **10.23    Agreement of Limited Partnership of Smith Property Holdings
             Two L.P.
  **10.24    Agreement of Limited Partnership of Smith Property Holdings
             Two (D.C.) L.P.
   *10.25    Certificate of Incorporation of Smith Three, Inc.
   *10.26    By-Laws of Smith Three, Inc.
  **10.27    Agreement of Limited Partnership of Smith Property Holdings
             Three L.P.
  **10.28    Agreement of Limited Partnership of Smith Property Holdings
             Three (D.C.) L.P.
   *10.29    Certificate of Incorporation of Smith Four, Inc.
   *10.30    By-Laws of Smith Four, Inc.
  **10.31    Agreement of Limited Partnership of Smith Property Holdings
             Four L.P.
  **10.32    Amended and Restated Certificate of Incorporation of Smith
             Five, Inc.
   *10.33    By-Laws of Smith Five, Inc.
  **10.34    Agreement of Limited Partnership of Smith Property Holdings
             Five (D.C.) L.P.
  **10.35    License Agreement between Charles E. Smith Management, Inc.
             and the Company
  **10.36    License Agreement between Charles E. Smith Management, Inc.
             and the Operating Partnership
    10.37    Agreement of Limited Partnership of Smith Property Holdings Five
             L.P. (Incorporated by reference to Exhibit No. 10.0 of the Operating Partnership's Quarterly Report on Form 10-Q for the
             Quarter Ended September 30, 1994)
  **10.38    Certificate of Limited Partnership of Smith Property Holdings Five
             L.P.
 ***10.39    Amended and Restated Credit Agreement by and between the Operating
             Partnership and PNC Bank, National Association, et al.
    10.40    Deed of Trust and Security Agreement between Smith property
             Holdings Three L.P. ("Smith Three") and The Northwestern Mutual
             Life Insurance Company ("Northwestern") (Incorporated by reference to Exhibit No. 10.2 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

    10.41 Guarantee of Recourse Obligations by Smith Three and the Operating Partnership (Incorporated by reference to Exhibit No. 10.3 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
    10.42 Absolute Assignment of Leases and Rents between Smith Three and Northwestern (Incorporated by reference to Exhibit No. 10.4 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
    10.43 Promissory Note of Smith Three to Northwestern (Incorporated by reference to Exhibit No. 10.5 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
    10.44 Purchase Money Deed of Trust and Security Agreement between Smith Property Holdings Three (D.C.) L.P. ("Smith Three D.C.") and Northwestern (Incorporated by reference to Exhibit No. 10.6 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
    10.45 Guarantee of Recourse Obligations by Smith Three D.C. and the Operating Partnership (Incorporated by reference to Exhibit No.
             10.7 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
    10.46 Absolute Assignment of Leases and Rents between Smith Three D.C. and Northwestern (Incorporated by reference to Exhibit No. 10.8 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
    10.47 Purchase Money Promissory Note of Smith Three D.C. to Northwestern (Incorporated by reference to Exhibit No. 10.9 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
    10.48 Supplemental Loan Agreement by and among Smith Property Holdings Two L.P. ("Smith Two"), Smith Property Holdings Two (D.C.) L.P. ("Smith Two D.C.") and GMAC Mortgage Corporation of PA ("GMAC") (Incorporated by reference to Exhibit No. 10.10 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
    10.49 Multifamily Note of Smith Two to GMAC (Incorporated by reference to Exhibit No. 10.11 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
    10.50 Multifamily Note of Smith Two D.C. to GMAC (Incorporated by reference to Exhibit No. 10.12 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
    10.51 Supplemental Loan Agreement by and among Smith Property Holdings One L.P. ("Smith One"), Smith Property Holdings One (D.C.) L.P. ("Smith One D.C.") and GMAC (Incorporated by reference to Exhibit No. 10.13 of the Operating Partnership's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

    10.52    Multifamily Note of Smith One to GMAC (Incorporated by reference to
             Exhibit No. 10.14 of the Operating Partnership's Quarterly Report
             on Form 10-Q for the Quarter Ended June 30, 1994)
    10.53    Multifamily Note of Smith One D.C. to GMAC (Incorporated by
             reference to Exhibit No. 10.15 of the Operating Partnership's
             Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
    10.54    Absolute Assignment of Leases and Rents by Smith One D.C. to GMAC
             (Incorporated by reference to Exhibit No. 10.16 of the Operating
             Partnership's Quarterly Report on Form 10-Q for the Quarter Ended
             June 30, 1994)
    10.55    Property Management Agreement by and between Smith One and the
             Operating Partnership (Incorporated by reference to Exhibit No.
             10.17 of the Operating Partnership's Quarterly Report on Form 10-Q
             for the Quarter Ended June 30, 1994)
    10.56    Multifamily Deed of Trust, Assignment of Rents and Security
             Agreement between Smith One D.C. and GMAC (Incorporated by reference to Exhibit No. 10.18 of the Operating Partnership's
             Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
    10.57    Commercial Leasing and Property Management Agreement between Smith
             Three and the Operating Partnership (Incorporated by reference to
             Exhibit No. 10.19 of the Operating Partnership's Quarterly Report
             on Form 10-Q for the Quarter Ended June 30, 1994)
  **10.58    Agreement of Limited Partnership of Smith Employment Services L.P.
  **10.59    Certificate of Limited Partnership of Smith Employment Services
             L.P.
    10.60    Second Restated and Amended Agreement of Limited Partnership of
             First Herndon Associates Limited Partnership (Incorporated by reference to Exhibit 10.1 of the Operating Partnership's Quarterly
             Report on Form 10-Q for the Quarter Ended June 30, 1995)
    10.61    Second Amendment to the Certificate of Limited Partnership of First
             Herndon Associates Limited Partnership (Incorporated by reference to Exhibit 10.2 of the Operating Partnership's Quarterly Report on
             Form 10-Q for the Quarter Ended June 30, 1995)
    10.62    Certificate of Incorporation of Smith Six, Inc. (Incorporated by
             reference to Exhibit No. 10.1 of the Operating Partnership's
             Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)
    10.63    By-Laws of Smith Six, Inc. (Incorporated by reference to Exhibit
             No. 10.2 of the Operating Partnership's Quarterly Report on
             Form 10-Q for the Quarter Ended March 31, 1995)
    10.64    Agreement of Limited Partnership of Smith Property Holdings Six
             L.P. (Incorporated by reference to Exhibit No. 10.3 of the Operating Partnership's Quarterly Report on Form 10-Q for the
             Quarter Ended March 31, 1995)
    10.65    Agreement of Limited Partnership of Smith Property Holdings Six
             (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.4 of the
             Operating Partnership's Quarterly Report on Form 10-Q for the
             Quarter Ended March 31, 1995)

 ***10.66    Certificate of Incorporation of Smith Seven, Inc.
 ***10.67    By-Laws of Smith Seven, Inc.
 ***10.68    Agreement of Limited Partnership of Smith Property Holdings Seven
             L.P.
 ***10.69    Commitment for Mortgage Loan to the Operating Partnership
             from Northwestern Mutual Life Insurance  Company

 ***21       Subsidiaries of the Registrant

    23.1     Consent of Arthur Andersen LLP

 ***99.1     Proxy Statement for Annual Meeting of Shareholders of the
             Company
          ___________________________________
          *Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-11, No. 33-75288.

          **Incorporated by reference to the same titled and numbered exhibit in the Operating Partnership's Form 10-K for the year ended December 31, 1994.

          ***Incorporated by reference to the same titled and numbered exhibit in the Operating Partnership's Form 10-K for the year ended December 31, 1995 filed on March 29, 1996.