Form 10-K
period 1996-12-31
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 1997-03-28
CIK 919004

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
            of 1934 for the fiscal year ended DECEMBER 31, 1996,  or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the period from ____________ to ______________

            COMMISSION FILE NUMBER:  1934 ACT FILE NUMBER:  1-13174

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
             (Exact name of registrant as specified in its charter)

             MARYLAND                                   54-1681655
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

         2345 CRYSTAL DRIVE
      CRYSTAL CITY, ARLINGTON, VA                          22202
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (703) 920-8500

          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
      ----------------------           -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the 12,982,883 Shares of Common Stock held by non-affiliates of the Registrant was approximately $365,143,584 based upon the closing price on the New York Stock Exchange for such stock on March 20, 1997.

     As of March 20, 1997, there were 13,232,953 Shares of Common Stock of the Registrant issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the proxy statement for the annual shareholders meeting to be held in 1997 are incorporated by reference into Part III.

                           FORWARD-LOOKING STATEMENTS

       When used throughout this report, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties which could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions, particularly with regard to the levels of multifamily property occupancy and rental growth in the Washington, D.C. metropolitan area; the Company's ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the acceptance of the Company's financing plans by the capital markets, and the effect of prevailing market interest rates and the pricing of the Company's stock; and other risks described from time-to-time in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


                                     PART I

  ITEM 1.  BUSINESS.

       Charles E. Smith Residential Realty, Inc. (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT") that is engaged primarily in the acquisition, development, management and operation of multifamily properties in the Washington, D.C. metropolitan area. The Company, together with its subsidiaries as described below, is a fully integrated real estate organization with in-house acquisition, development, financing, marketing, leasing and property management expertise. The Company's primary strategy for growth is to acquire, develop, own and manage high quality multifamily properties for income generation and long-term value appreciation.

       The Company is structured as an UPREIT, and all of the Company's properties, property interests, and business assets are owned by, and its operations are conducted through, Charles E. Smith Residential Realty L.P., a Delaware limited partnership (the "Operating Partnership") of which the Company is the sole general partner and holder of approximately 49.4% of the units of limited partnership interest ("Units") as of March 20, 1997, and its subsidiaries. The other limited partners of the Operating Partnership are the former limited and general partners of properties and the former owners of the property service businesses acquired by the Operating Partnership either at the time of its formation in June 1994 or thereafter (see "History of the Company" below). The Operating Partnership owns 100% of the nonvoting common stock, which represents 99% of the total economic interest, of three operating companies (collectively, the "Property Service Businesses") which provide property services to the properties owned by the Operating Partnership and to other multifamily, retail, and office properties. The three Property Service Businesses are:

  Smith Realty Company, which provides management, leasing, financing, development and insurance services; Consolidated Engineering Services, Inc., which provides engineering and technical services; and Smith Management Construction, Inc., which provides tenant construction and renovation services. As the sole general partner of the Operating Partnership, the Company has the exclusive power to manage and conduct the business of the Operating Partnership, subject to the consent of the holders of Units in connection with the sale of all or substantially all of the assets of the Operating Partnership. Some references made herein to the Company include the Operating Partnership and the Property Service Businesses, as the context requires.

       As of March 1, 1997, the Company, through the Operating Partnership and its subsidiaries, owned 44 multifamily apartment properties containing a total of 17,028 units (the "Multifamily Properties") and two retail centers containing approximately 436,000 square feet of retail space (the "Retail Properties"), all located in the Washington, D.C. metropolitan area (collectively, the "Properties").

       The Company's executive offices are located at 2345 Crystal Drive, Crystal City, Arlington, Virginia 22202, and its telephone number is (703) 920-8500. The Company is a Maryland corporation formed in 1993. The Company completed its initial public offering of common stock on June 30, 1994. The Operating Partnership is a Delaware limited partnership formed in 1993; it commenced business operations on June 30, 1994.


  HISTORY OF THE COMPANY

       The Company and the Operating Partnership were formed to succeed to the property assets of 38 partnerships (the "Property Partnerships") and certain asset management and property service businesses of the Charles E. Smith Companies (the "Smith Companies"). On June 30, 1994, the Company consummated an initial public offering (the "Initial Public Offering") of 8,632,800 shares of its common stock, $.01 par value per share (the "Common Stock"), and a private placement of 416,667 shares of its Common Stock. The Company contributed the net proceeds of such offerings to the Operating Partnership in return for 9,049,467 Units of general and limited partnership interest therein. On that same date, (i) the Operating Partnership acquired, in exchange for 12,131,292 Units, 32 Properties, partial interests in two additional properties, all of the non-voting common stock of the Property Service Businesses (representing 99% of the economic interest), and notes of the Property Service Businesses in the aggregate amount of $44.5 million; (ii) the Operating Partnership, through its partnership subsidiaries, issued $352.4 million of fixed-rate indebtedness secured by certain of the Properties in private placements to institutional investors and assumed certain other indebtedness (the "Mortgage Loans"); (iii) the Operating Partnership applied the proceeds of the Mortgage Loans and the Company's contribution of offering proceeds to repay approximately $454 million of mortgage indebtedness, $26.2 million in related party indebtedness and $11.1 million in notes payable to a bank, to pay $13.8 million in prepayment penalties related to the early extinguishment of debt, to pay $14.7 million in transfer taxes and other costs associated with the formation of the Company and the

  Operating Partnership, and to pay $18.5 million of mortgage recording taxes, origination fees and other expenses associated with the Mortgage Loans, and to supply $15.4 million of working capital; and (iv) the Operating Partnership established a $100 million line of credit to fund development activities and property acquisitions and for general corporate purposes (collectively, the "Formation Transactions").

       On February 19, 1997, the Company consummated a second stock offering, issuing an additional 3,105,000 shares of Common Stock. Since the Formation Transactions and through March 15, 1997, the Operating Partnership developed one and acquired 14 Multifamily Properties with a total of 5,193 apartment units; see "Recent Developments" below.


  BUSINESS STRATEGY

       The Company seeks growth in funds from operations (a common measure of equity real estate investment trust performance, defined as net income [loss] computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property and distributions in excess of earnings allocated to minority interests, plus depreciation and amortization of assets unique to the real estate industry) while preserving and enhancing property values by pursuing the following strategies: (i) maximizing cash flow from operations of the Properties by seeking to maintain high occupancy levels, obtain rent increases, manage tenant turnover efficiently, make strategic capital investments, expand the availability of furnished rental apartments, initiate new tenant fees and control operating expenses; (ii) acquiring additional multifamily properties for Common Stock, Units, or cash in situations where, in the judgment of management, the Company's business strengths have the potential to increase property performance and value; (iii) developing new multifamily properties consistent with the predecessor Smith Companies' historical policies of constructing and maintaining high quality properties for long-term income and value enhancement; and (iv) actively promoting the comprehensive property services of the Property Service Businesses to unaffiliated property owners. In addition to its activities in the Washington, D.C. metropolitan area, the Company also will seek to acquire properties or portfolios with characteristics similar to the Company's portfolio in other markets that offer opportunities for profitable investment and long-term growth.


  FINANCING STRATEGY

       The Company's policy is to incur debt (including debt incurred under its lines of credit) only if upon such incurrence its ratio of debt to total market capitalization would be 60% or less. The Company may reevaluate this financing policy from time to time in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors. At December 31, 1996, the Company's debt to total market capitalization ratio was 45.9%, and this ratio was reduced further with the Company's stock offering in the first quarter of 1997. The Company's board of directors may modify this financing policy and may increase or decrease the targeted ratio of debt to total market capitalization. To the extent that the Company's board of directors determines to seek additional capital, the Company may raise such capital through additional equity offerings, debt financing or retention of cash flow (subject to provisions in the Internal Revenue Code of 1986, as amended [the "Code"] requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income), or a combination of these methods. The Company currently has on file with the Securities and Exchange Commission an effective registration statement which allows the sale of up to $200,000,000 in debt or equity securities, of which approximately $112,000,000 remains after the secondary stock offering which occurred in the first quarter of 1997. As long as the Operating Partnership is in existence, the net proceeds of all equity capital raised by the Company will be contributed to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership. The Company and the Operating Partnership also may issue securities senior to the Common Stock or Units, including preferred stock and debt securities (either of which may be convertible into Common Stock or Units or may be accompanied by warrants to purchase Common Stock or Units). The Company's board of directors may decide to finance acquisitions through the exchange of properties or the issuance of additional shares of Common Stock, Units or other securities.


  PROPERTY MANAGEMENT

       The Company and its Property Service Businesses are experienced in the management and leasing of multifamily and retail properties. The Company believes that the management and leasing of its own portfolio has resulted in consistent income growth and reduced operating expenses. The Property Service Businesses have provided the Company both with a source of cash flow that is relatively stable and with economies of scale in conjunction with the management and leasing of its own Properties. These Property Service Businesses also allow the Company and its subsidiaries to establish additional relationships with tenants that benefit the Properties.


  PROPERTY SERVICE BUSINESSES

       RESIDENTIAL MANAGEMENT AND LEASING. The residential management and leasing business of Smith Realty Company, an operating subsidiary of the Company, is a long-established, integrated property management business with extensive experience in leasing and managing multifamily properties. This subsidiary has been managing and leasing multifamily housing in the Washington, D.C. metropolitan area since 1946 and as of March 20, 1997, manages 59 apartment properties (including the 44 Multifamily Properties and 15 other multifamily communities with approximately 4200 apartment units). It also assists in the development and acquisition of additional multifamily properties and carries out a periodic inspection program that addresses all aspects of the property and property management.

       RETAIL MANAGEMENT, LEASING, AND DEVELOPMENT. The retail management and leasing business, also conducted through Smith Realty Company, approaches the management and leasing of its retail portfolio with an integrated program of regular direct communication with retail tenants, proactive assistance with marketing, merchandising and monitoring store operations, and maintenance. A retail marketing staff works to promote the shopping centers as a whole and to work with individual tenants to ensure the effectiveness of store design, marketing, merchandising and sales efforts. The retail management and leasing group, in addition to providing complete property management and leasing services for the two Retail Properties, with approximately 436,000 square feet of retail space, also provides such services for a fee to three other retail properties with approximately 293,000 square feet of retail space that are owned by affiliated third parties, and provides retail leasing and brokerage services for additional, unaffiliated third parties on a fee-for-service basis. Beginning in 1995, Smith Realty Company also contracted with an unaffiliated third party to provide development services for a proposed 660,000 square foot retail project on a fee-for-service basis.

            FINANCING AND CORPORATE SERVICES. The financing and corporate services businesses, also conducted through Smith Realty Company, enable a central office to provide supporting services in the areas of financing, insurance, legal advice, accounting, information systems, human resources, office services and marketing services to the Company and its subsidiaries, as well as to other companies. The finance department negotiates and administers all debt financing for the Company and its subsidiaries, and, for a fee, other properties owned by third parties (the majority of which are affiliated with Robert H. Smith and Robert P. Kogod, the Co-Chief Executive Officers and Co-Chairmen of the Board of the Company and the owners of approximately 12.4% of the shares and Units). This responsibility includes obtaining new sources of funding by actively soliciting prospective lenders, monitoring, analyzing and negotiating changes in loan status and/or structure, and satisfying reporting requirements of lenders. Financing services were performed for approximately $242 million of refinancing in 1996. The accounting department is responsible for all accounting, auditing and controls, procedures and management information systems as they relate to the Company and the Properties, and for certain other partnerships and corporate entities (including affiliates of Messrs. Smith and Kogod). The legal department provides real estate and corporate advice to management, performs legal services and in some cases coordinates representation by outside counsel. The marketing department develops and implements a variety of marketing programs for the Company and its subsidiaries, and for specific properties. The human resources department administers all personnel functions. The insurance subsidiary provides property and casualty insurance placement services for both corporate and individual property requirements.

       ENGINEERING AND TECHNICAL SERVICES. The engineering and technical services business is conducted through Consolidated Engineering Services, Inc., an operating subsidiary of the Company, which manages, operates, maintains and repairs the "physical plant" of office, multifamily, and retail properties. Through its staff of on-site and off-site engineers, supervisors, technical specialists and maintenance personnel, this subsidiary provides various services, including on-site building systems operations and maintenance, engineering and technical consulting, automated environmental monitoring and controls, preventive maintenance, management of building environmental systems and repair and replacement of mechanical/electrical systems. This business serves the Properties and also provides facilities management services for both affiliated and unaffiliated third parties, including condominium, bank, university and government buildings. During 1996, services were provided with respect to approximately 28 million square feet of facilities.

       INTERIOR CONSTRUCTION AND RENOVATION SERVICES. The management construction business, conducted through Smith Management Construction, Inc., an operating subsidiary of the Company, is a construction management and general contracting company that provides interior construction and renovation services to the Properties and various other affiliated and unaffiliated third party clients. This subsidiary focuses primarily on capital improvement projects and office and retail tenant space construction and alteration, and provides the expertise necessary to take a project from the initial planning and preconstruction stage through the completion of the construction phase. In 1996, oversight was provided to over $58 million of construction activity.


  EMPLOYEES

       As of February 28, 1997, the Company and its subsidiaries had approximately 1,324 full-time and part-time employees, the latter primarily employed in on-site clerical positions. This total includes 614 employees who provide on-site property services and, in the Property Service Businesses, 430 persons in its engineering and technical services subsidiary, 85 persons in its interior or construction and renovation subsidiary, and 192 persons in its residential and retail leasing and management, finance, and corporate services subsidiary.


  RECENT DEVELOPMENTS

       DEVELOPMENT PROPERTY. The Company has executed a contract to purchase for $9.1 million approximately 17 acres of land for the development of an approximately 630-unit, multi-phase, mid-rise and garden apartment community in Springfield, Virginia. The site is strategically located adjacent to a new Metrorail and commuter rail station which is under construction and a regional shopping mall, and offers convenient access to the I-495 Capital Beltway and I-395, a major route into Washington, D.C. Budgeted costs for this project are expected to be approximately $60 million and construction is scheduled to commence early in the summer of 1997. In addition, the Company is currently engaged in pre-development activities on two additional sites which are in desirable submarkets: a residential development site in Reston, Virginia, and an infill site in northwest Washington, D.C.

       ACQUISITION PROPERTIES. During 1996, the Company, through the Operating Partnership, acquired four properties containing 1,049 apartment units, as further described below.

       Charter Oak. This 262-unit, garden-style, multifamily complex located in Reston, Virginia was acquired in March 1996 for approximately $13.7 million cash and 22,059 Operating Partnership Units valued at $0.5 million (based on the market price of the Company's stock on the date of the acquisition). It is located in Virginia's fast growing high-tech corridor along the Dulles Access Road, adjacent to a golf course and within walking distance of Reston Town Center (a major retail and office complex). During the fourth quarter of 1996, Charter Oak had an average occupancy of approximately 97.1% and average monthly rental revenue per apartment unit of approximately $873.

       Governor Spotswood. This 47-unit, garden-style, multifamily apartment complex located in Old Town, Alexandria was acquired in March, 1996 for approximately $2.8 million in cash. It was combined for management purposes with its sister property, Boulevard of Old Town, which the Company acquired in 1995, and renamed Boulevard of Old Town Phase II. It is adjacent to specialty boutique retailers and first class restaurants in the historic Old Towne area of Alexandria. During the fourth quarter of 1996, this property had an average occupancy of approximately 96.2% and average monthly rental revenue per apartment unit of approximately $798.

       Van Ness South. This 625-unit, high-rise, multifamily apartment building in northwest Washington, D.C. was acquired in July, 1996 for approximately $41.8 million in cash. This 11-story, luxury high-rise is located within walking distance of the Van Ness Metrorail station. Its amenities include three levels of underground parking, a large outdoor swimming pool and a new fitness center. During the fourth quarter of 1996, Van Ness South had an average occupancy of approximately 98.4% and average monthly rental revenue per apartment unit of approximately $994.

       1841 Columbia Road. This 115-unit, high-rise, multifamily apartment building in northwest Washington, D.C. was acquired in August 1996 for approximately $5.3 million, consisting of assumed debt of approximately $3.3 million and 79,600 Operating Partnership Units valued at $2.0 million (based on the market price of the Company's stock on the date of the acquisition). This eight-story high-rise is located near the Woodley Park Metrorail station in Washington, D.C.'s Adams Morgan neighborhood. The Property includes approximately 16,000 square feet of street-level retail space, and among the tenants are a NationsBank branch office and several restaurants. During the fourth quarter of 1996, the Property had an average occupancy of approximately 97.5% and average monthly rental revenue per apartment unit of approximately $600.

       In addition to the above-described properties, the Company also acquired three multifamily properties with 1,828 apartment units in the first quarter of 1997, as further described below.

       Crystal Plaza. This 540-unit, high-rise, multifamily apartment building located in Crystal City, Arlington, Virginia, was acquired in February 1997 for 307,079 Operating Partnership Units with an approximate value of $8.7 million (based upon the price of the Company's stock on the date of the acquisition), and the assumption of an existing mortgage, for an approximate total cost of $43.1 million. The property was developed and managed by the Smith Companies, predecessor to the Company, and remains subject to a 5.1% net profits interest in favor of an unaffiliated third party. During 1996, this property had an average occupancy of 98.7% and average monthly rental revenue per apartment unit of approximately $1,167.

       Crystal Tower. This 912-unit, high-rise, multifamily apartment building located in Crystal City, Arlington, Virginia, was acquired in February 1997 for 842,544 Operating Partnership Units with an approximate value of $23.9 million (based upon the price of the Company's stock on the date of the acquisition), $1.6 million in cash, and the assumption of an existing mortgage for an approximate total cost of $71.8 million. The property was developed and managed by the Smith Companies, predecessor to the Company. During 1996, the property had an average occupancy of 97.6% and average monthly rental revenue per apartment unit of approximately $1,047.

       Kenmore. This 376-unit, high-rise multifamily apartment building located in northeast Washington, D.C., was acquired in March, 1997 for 510,674 Operating Partnership Units with an approximate value of $14.5 million
  (based upon the price of the Company's stock on the date of the acquisition) and the assumption of an existing mortgage, for an approximate total cost of $15.8 million.


  TAX STATUS

       The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1994. The Company believes that it qualifies for taxation as a REIT, in which case the Company generally will not be subject to federal income tax on income that it distributes to shareholders provided it distributes at least 95% of its REIT taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income. In addition, the Property Service Businesses, which do not qualify as REITs, are subject to federal, state, and local taxes on their net taxable income.


  EXECUTIVE OFFICERS OF THE COMPANY

       The following is a biographical summary of the experience of the executive officers of the Company:

       ROBERT H. SMITH. Mr. Smith is Co-Chief Executive Officer and Co-Chairman of the Board of the Company and Co-Chairman of the Board of each of the Property Service Businesses. Since 1962, Mr. Smith has been the President, Chief Executive Officer and a director of Charles E. Smith Construction, Inc. and its predecessor companies, where he oversees and directs all phases of development and construction of the Smith Companies' office, retail and residential real estate projects. He is also Secretary/Treasurer and a director of Charles E. Smith Management, Inc., which specializes in the management of office buildings. Mr. Smith joined the Smith Companies in 1950. Mr. Smith is 68 years old and the brother-in-law of Robert P. Kogod.

       ROBERT P. KOGOD. Mr. Kogod is Co-Chief Executive Officer and Co-Chairman of the Board of the Company and Co-Chairman of the Board of each of the Property Service Businesses. Since 1964, Mr. Kogod has been the President, Chief Executive Officer and a director of Charles E. Smith Management, Inc. where he oversees and directs all phases of the leasing and management of the Smith Companies' office real estate portfolios. He is also Secretary/Treasurer and a director of Charles E. Smith Construction, Inc., an affiliated company that specializes in the development and construction of office, retail and residential projects. Mr. Kogod joined the Smith Companies in 1959. Mr. Kogod is 65 years old and the brother-in-law of Robert H. Smith.

       ERNEST A. GERARDI, JR. Mr. Gerardi is President, Chief Operating Officer and a Director of the Company, and is President, Chief Executive Officer, and a director of each of the Property Service Businesses. From 1985 until 1994, Mr. Gerardi was a member of the Executive Committee of Charles E. Smith Management, Inc., where he had overall responsibility for all day-to-day business operations and long-range planning. From 1985 through 1993, he served as Executive Vice President and Senior Executive Vice President of Charles E. Smith Management, Inc. Prior to joining the Smith Companies in 1985, Mr. Gerardi was with Arthur Andersen and Co., where he served as senior partner in charge of the firm's accounting and financial practice for over 250 professionals in Washington, D.C. During his 27 years with Arthur Andersen, he specialized in management consultation and strategic planning. He is also a member of the American Institute of Certified Public Accountants and the D.C. Institute of Certified Public Accountants. Mr. Gerardi is 61 years old.

       WESLEY D. MINAMI. Mr. Minami is Senior Vice President and Chief Financial Officer of the Company and Smith Realty Company, one of the Property Service Businesses, and is responsible for the Company's debt portfolio, corporate financial planning, and its treasury, accounting, controls and information systems departments. Prior to joining the Company, Mr. Minami was the Chief Financial Officer for Ascent Entertainment Company since 1995, and previous to that had been the Treasurer of Comsat Corporation and the Senior Vice President, Finance and Administration and Chief Financial Officer for Oxford Realty Services Corporation. Mr. Minami is 40 years old.

       ROBERT D. ZIMET. Mr. Zimet is Senior Vice President, General Counsel and Secretary of the Company and Smith Realty Company, one of the Property Service

  Businesses.  Mr. Zimet has been a member of the Executive Committee of Charles
  E. Smith Management, Inc. for at least the last five years. He has been the General Counsel and a Senior Vice President of Charles E. Smith Management, Inc. since joining the Smith Companies in 1983, and he became a Group Senior Vice President of Charles E. Smith Management, Inc. in 1991. Mr. Zimet is responsible for the legal affairs of the Company and the Smith Companies, as well as supervision of the Human Resources and Office Services departments of Smith Realty Company. Mr. Zimet is 58 years old.

       ROGER L. WEEKS. Mr. Weeks is Senior Vice President-Residential of the Company and Smith Realty Company, one of the Property Service Businesses. Since 1980, Mr. Weeks has been Senior Vice President and Department Head of the Residential Management Department for which he had overall property management and leasing responsibility for the entire multifamily residential management portfolio. Mr. Weeks was also a member of the Executive Committee of Charles E. Smith Management, Inc. until 1994. He joined the Smith Companies in 1967. Mr. Weeks is a member of the Building Owners and Managers Association, former Treasurer of the National Apartment Association and past President of the Apartment and Office Building Association. Mr. Weeks is 55 years old.

       MATTHEW B. MCCORMICK. Mr. McCormick is the Senior Vice President-Retail of the Company and Smith Realty Company, one of the Property Service Businesses. Since 1988, Mr. McCormick has been the Senior Vice President and Department Head of the Retail Group, where he is responsible for retail property management and leasing, as well as outside retail brokerage services. Prior to joining the Smith Companies in 1988, Mr. McCormick was a retail specialist with the Washington, D.C. office of Coldwell Banker. Mr. McCormick is 36 years old.

       ALFRED G. NEELY. Mr. Neely is Senior Vice President-Development of the Company, responsible for the zoning, planning and development of all multifamily buildings. Since joining Charles E. Smith Construction, Inc., in 1989 as a Senior Vice President and now as a Group Senior Vice President, Mr. Neely has been responsible for zoning, planning and development. Prior to joining the Smith Companies, Mr. Neely was Executive Vice President and Managing General Partner of the New Height Group, a real estate and development company in Denver, Colorado. During his nine years with this company, Mr. Neely was responsible for development and management of mixed-use properties. Mr. Neely is 51 years old.


  ITEM 2.  PROPERTIES

  GENERAL

       The 46 Properties consist of 44 Multifamily Properties and two Retail Properties, as described in more detail below. Thirty of the Multifamily Properties and both Retail Properties were acquired in connection with the Formation Transactions, two additional Multifamily Properties were acquired in 1994, five additional Multifamily Properties were acquired and one additional Multifamily Property was developed and delivered in 1995, four additional Multifamily Properties were acquired in 1996 (one of which was later combined with another Property for operational and statistical purposes), and three additional Multifamily Properties were acquired in the first quarter of 1997. In addition, the Company holds minority limited partnership interests in two other multifamily apartment properties in the Washington metropolitan area, acquired in the Formation Transactions and increased in a subsequent transaction.

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


  MULTIFAMILY PROPERTIES

       The 44 Multifamily Properties are located in the Washington, D.C. metropolitan area and contain a total of 17,028 garden, mid-rise, and high-rise apartment units, ranging in size from 115 to 1,065 units. All of the Multifamily Properties are 100% owned by the Company and its subsidiaries. The Smith Companies developed and built 27 of the Multifamily Properties owned by the Company (not including the recently-completed Westerly at Worldgate, which was developed by the Company but constructed by an affiliate of the Smith Companies). In 1996, the average monthly rental revenue per unit was $883 and the average economic occupancy was 97.0% for the Core Residential Portfolio (Multifamily Properties acquired in the Formation Transaction or in other transactions prior to December 31, 1994.)

       Each of the Multifamily Properties is established in its local market and provides residents with numerous amenities and services, which may include as 24-hour desk service, swimming pools, tennis courts, exercise rooms and/or saunas, day care centers, party or meeting rooms, tenant newsletters, and laundry facilities. Nearly all units are wired for cable television, and many units also offer additional features, such as washer/dryer, microwave, fireplace, and patio/balcony. The Company maintains an ongoing program of regular maintenance and capital improvements and renovations, including roof replacement and exterior maintenance, kitchen and bath renovations, balcony repairs, and replacements of various building systems.

       The following table sets forth certain additional information relating to the Multifamily Properties as of December 31, 1996 (in the following table, occupancy is based upon economic occupancy, which measures occupancy beginning on the rent commencement date; monthly revenue per unit is total property revenue divided by the number of apartment units; and certain data may be omitted for properties not operated by the Company for the entire year):

                    CHARLES E. SMTIH RESIDENTIAL REALTY, INC.
 Residential Portfolio Statistics for the Twelve Months Ended December 31, 1996

                                                                Number of       Number of       Monthly          Average
Property Type /                       Property        Year      Apartment        Sq. Ft.        Revenue          Economic
Property Name                         Location        Built       Units         Per Unit       Per Unit         Occupancy
--------------------------------  ----------------  ---------  -----------     -----------   ------------     -------------
Core Residential Portfolio

  High-Rise
    Albemarle                     Washington, D.C.     1959         235           1,097         $1,126           99.3%
    Calvert - Woodley             Washington, D.C.     1954         136           1,001          1,046           99.8%
    Cleveland House               Washington, D.C.     1955         216             894          1,001           98.3%
    Corcoran House                Washington, D.C.     1961         138             464            757           99.5%
    Courthouse Plaza              Arlington, VA       1988/90       396             772          1,134           97.8%
    Crystal House I               Arlington, VA        1964         426             917            933           96.7%
    Crystal House II              Arlington, VA        1965         402             938            905           96.3%
    Crystal Place                 Arlington, VA        1987         180             894          1,210           97.6%
    Crystal Square                Arlington, VA       1973/75       378           1,121          1,080           98.4%
    Gateway Place                 Arlington, VA        1987         162             826          2,023           93.1%
    Marbury Plaza                 Washington, D.C.     1966         672             997            621           95.3%
    Skyline Towers                Fairfax Co., VA     1970/72       940           1,221            950           97.1%
    Statesman                     Washington, D.C.     1961         281             593            739           98.6%
    2501 Porter Street            Washington, D.C.     1988         202             760          1,356           96.7%
    Water Park Towers             Arlington, VA       1988/89       360             881          1,486           97.8%
                                                               ---------       ---------      ---------      ---------
      Sub-Total / Average                                         5,124             956          1,018           97.3%

   Mid-Rise
     Berkeley                     Arlington, VA        1960         138             891            704           97.6%
     Columbian Stratford          Arlington, VA        1959         227             942            719           98.2%
     Executive Central            Arlington, VA        1960         230             903            749           98.8%
     Executive North              Arlington, VA        1959         215             892            748           97.6%
     Executive South              Arlington, VA        1961         266             842            727           98.1%
     Windsor Towers               Arlington, VA        1965         280           1,025            760           96.9%
                                                               ---------       ---------      ---------      ---------
       Sub-Total / Average                                        1,356             920            737           97.9%

   Garden
     Bedford Village              Fairfax Co., VA      1967         752           1,070            859           96.1%
     Car Barn                     Washington, D.C.    1981/87       196           1,311            823           96.9%
     Columbia Crossing            Arlington, VA       1990/91       247             976          1,116           98.2%
     Concord Village              Arlington, VA        1968         531           1,025            762           93.9%
     Fort Chaplin                 Washington, D.C.    1963/65       549             983            603           96.5%
     The Manor                    Montgomery Co., MD   1969         435             999            729           95.6%
     Newport Village              Alexandria, VA      1969/71       937           1,115            862           98.3%
     Orleans Village              Fairfax Co., VA     1965/67       851           1,061            787           96.9%
     Oxford Manor                 Washington, D.C.     1968         227           1,005            596           94.7%
     Patriot Village              Fairfax Co., VA     1973-77     1,065           1,162            851           96.7%
     Potomac View                 Loudoun Co., VA      1978         192             965            708           97.8%
                                                               ---------       ---------      ---------      ---------
       Sub-Total / Average                                        5,982           1,073            801           96.6%
                                                               ---------       ---------      ---------      ---------
         Sub-Total / Average                                     12,462           1,008            883           97.0%

Residential Acquisition /
 Development Portfolio

  High-Rise
    Suburban Tower
     (acquired 1/95)              Montgomery Co., MD   1960         172             677            762           97.4%
    Connecticut Heights
     (acquired 6/95)              Washington, D.C.   1920s/74       519             536            761           95.9%
    The Bennington
     (acquired 9/95)              Arlington, VA        1982         348             804            986           97.3%
    Van Ness South
     (acquired 7/96)              Washington, D.C.     1970         625             956            N/A            N/A
    1841 Columbia Road
     (acquired 8/96)              Washington, D.C.     1923         115             634            N/A            N/A
                                                               ---------       ---------      ---------      ---------
      Sub-Total / Average                                         1,779             756            837           96.7%

  Garden
    Blvd. of Old Town /
     Gov. Spotswood
     (acquired 4/95,3/96)         Alexandria, VA       1941         159             603            723           96.8%
    Westerly at Worldgate
     (opened 5/95)                Fairfax Co., VA      1995         320             921          1,063           92.8%
    Oakwood
     (acquired 12/95)             Vienna, VA           1980         218             968          1,001           93.9%
    Charter Oak
     (acquired 3/96)              Reston, VA           1970         262           1,097            N/A            N/A
                                                               ---------       ---------      ---------      ---------
      Sub-Total / Average                                           959             927            966           93.9%
                                                               ---------       ---------      ---------      ---------
        Sub-Total / Average                                       2,738             816            889           95.5%
                                                               =========       =========      =========      =========
All Residential Properties                                       15,200             974            884           96.9%
                                                               =========       =========      =========      =========


       The following table sets forth the total number of apartment units in the Core Residential Portfilio, the economic occupancy, and the average monthly rental revenue per unit as of the end of 1996 and in each of the previous five years:


                   MULTIFAMILY PROPERTIES
                                                               Average Monthly
Year               Number of Units         Percent Occupied*   Revenue Per Unit
-----------------  ----------------------  -----------------   ----------------
1996                      12,462                  97.0%              $883
1995                      11,834                  97.2%              $862
1994                      11,834                  97.8%              $845
1993                      11,834                  97.8%              $818
1992                      11,587                  97.2%              $802
1991                      10,831                  96.2%              $768

  * Based on the economic occupancy of stabilized properties in the portfolio for one year prior to the commencement of the specified year.


  RETAIL PROPERTIES

       The Company's two Retail Properties, Skyline Mall and Worldgate Centre, are enclosed malls containing a total of approximately 436,000 square feet of retail space. Both Retail Properties lease health club facilities to entities controlled by Messrs. Smith and Kogod pursuant to leases which expire on December 31, 2015.

       WORLDGATE CENTRE. Worldgate Centre is a community retail center located in Herndon, Virginia, at the intersection of two major Northern Virginia traffic arteries, the Dulles Airport Access Highway and Centreville Road. Developed by the Smith Companies in 1991, it is a part of a mixed-use development which includes the 320-unit multifamily development project of the Company that was completed in the spring of 1995. In addition to this immediate market, this Property is located in Fairfax County, the highest median income county in the country. It contains the 108,670 square foot Worldgate Athletic Club, a Loews Cinema, and a mix of approximately 40 other food service, fashion and specialty retailers and various business and general service tenants. Worldgate Centre has 230,926 square feet of leasable area and had an average occupancy rate of 99.8% during 1996. Approximately 17.3% of the leases, based on net rentable area, are scheduled to expire prior to the year 2001.

       SKYLINE MALL. Skyline Mall is a two-level, enclosed community retail center located on Route 7 in Northern Virginia, at the intersection of Fairfax County, Arlington County, and the City of Alexandria, Virginia. Originally developed by the Smith Companies in 1977, it is part of a mixed-use community which also includes over two million square feet of office space and over 3,300 high-rise condominium and apartment units (including Skyline Towers, a 940-unit Multifamily Property owned by the Company), all within walking distance. The Property has 204,914 square feet of leasable area and had an average occupancy rate of 95.1% in 1996. It contains the 79,920 square foot Skyline Racquet and Health Club, an AMC Cinema, and approximately 40 other stores, including restaurants, fashion and specialty retailers, and various business and general services. Approximately 20.1% of the leases, based on net rentable area, are scheduled to expire prior to the year 2001.

       The following table sets forth certain additional information relating to the Retail Properties as of December 31, 1996 (figures include space leased to two health clubs affiliated with Messrs. Smith and Kogod):


RETAIL PROPERTIES
                                                                                  Average     Average
                                              Gross                   Average     Base Rent   Gross Rent
                                     Year     Leasable    Number      % Leased    Per SF      Per  SF
Property Name    Location          Completed  Area (SF)   of Stores   1996        Leased      Leased
---------------------------------------------------------------------------------------------------------

Skyline Mall     Fairfax Co., VA     1977     204,914          40       95.1%      $11.40       $16.06

Worldgate        Herndon, VA         1991     230,926          40       99.8%      $19.57       $26.45
 Centre                                       -------                   ----       ------       ------
                                              435,840                   97.6%      $15.83       $21.69
                                                                                   ------       ------

  LAND

       The Company has executed a contract to purchase an unimproved 17.03 acre site in Springfield, Virginia for the construction thereon of a 630-unit, multi-phase, low-rise and mid-rise multifamily apartment complex. The Company also has a contract and intends to acquire a 36-acre site in Reston, Virginia for the construction thereon of an approximately 375-unit multifamily apartment complex. The Company may, from time-to-time, acquire unimproved land for the purpose of future development.


  PROPERTY MARKETS

       The Company believes that the demographic and economic trends and conditions in the Washington, D.C. metropolitan area, the market where the Properties are located, indicate a potential for continued high occupancy and moderate rental rate growth in 1997.

       All of the Company's Properties are located in the Washington, D.C. metropolitan area, which traditionally has been, and which the Company believes will continue to be, among the strongest regions in the United States for multifamily rental properties and one of the most stable markets compared to many other markets which encounter significant fluctuations over time. The region is the country's fifth largest employment market with over 2.9 million jobs, and is projected to add 648,000 jobs over the period 1993 to 2005, an average increase of over 50,000 jobs annually, according to projections prepared by the U.S. Dept. of Commerce, Bureau of Economic Analysis, and released in mid-1996. This is the third largest projected employment increase of all U.S. cities as indicated on the following table:

  PROJECTED JOB GROWTH FOR MAJOR U.S. CITIES 1993 TO 2005
  -------------------------------------------------------



Metro Area (MSA)                Job Increase Rank  Projected Jobs Added
------------------------------  -----------------  --------------------
Chicago, IL                           1.               763,000
Los Angeles-Long Beach, CA            2.               685,000
WASHINGTON, DC-MD-VA                  3.               648,000
Boston, MA                            4.               600,000
Atlanta, GA                           5.               598,000
Orange County, CA                     6.               525,000
Houston, TX                           7.               515,000
Dallas, TX                            8.               486,000
Phoenix-Mesa, AZ                      9.               469,000
San Diego, CA                        10.               429,000

------------------
Source: U.S. Dept. of Commerce, Bureau of Economic Analysis, May, 1996


       According to the same Department of Commerce projections, the Washington D.C. metro area is also projected to have the third largest population increase of all U.S. cities as shown in the following table:

  PROJECTED POPULATION GROWTH FOR MAJOR U.S. CITIES 1993 TO 2005
  --------------------------------------------------------------

                                    Population        Projected Total
Metro Area (MSA)                 Increase Rank (1)  Population Increase
-------------------------------  -----------------  -------------------
Riverside-San Bernadino, CA              1.               928,000
Los Angeles, Long Beach, CA              2.               927,000
WASHINGTON, D.C.-MD-VA                   3.               744,000
Atlanta, GA                              4.               732,000
Chicago, IL                              5.               716,000
Houston, TX                              6.               673,000
Phoenix-Mesa, AZ                         7.               617,000
San Diego, CA                            8.               595,000
Orange County, CA                        9.               531,000
Boston, MA, NH                          10.               518,000

-------------------
(1) Reflects rank increase in population by number of people
Source: U.S. Dept. of Commerce, Bureau of Economic Analysis, May 1996

        A significant factor contributing to the employment and population increases projected for the Washington D.C. metropolitan area is the continuing growth of the technology sector, particularly the information technology segment. The Washington area is estimated to be similar in number of technology jobs (256,000) to San Jose/Silicon Valley in California (283,000) and Boston/Route 128 in Massachusetts (311,500), according to a study conducted by The Center for Regional Analysis, George Mason University, using 1992 data. This study also concluded that the technology segment in the Washington D.C. area is "...most likely, the fastest growing" of the three regions.

       The continuing strength of the technology sector has been a key factor enabling the region to maintain economic growth notwhithstanding Federal Government downsizing over the past three years. Over the three-year period 1994 through and including 1996, 131,900 new wage and salary jobs were added in the region, which more than offset 44,100 Federal government jobs "downsized" over the same period, resulting in a net job increase of 87,800 jobs over the period, according to data derived by the governments of the District of Columbia, Maryland and Virginia from original data compiled by the Bureau of Labor Statistics. Economic growth in the Washington metro area in 1996 was adversely affected by the 1996 Federal budget stalemate and related government shutdowns, however 27,400 new jobs were added during the year, which offset the loss of 14,800 Federal government jobs during this period, resulting in a net job increase of 12,600. In recent years employment growth has been considerably stronger in the Northern Virginia segment of the metropolitan area (33,600 net increase in 1996), which is the sector where the majority of the Company's properties are located (76% of units), and the Company believes that this trend will continue due to the concentration of technology firms in Northern Virginia.

       Demand for multi-family rental apartments continues to be strong in the Washington, D.C. metropolitan area as evidenced by high occupancy rates. Annual surveys of approximately 80% of comparable investment grade apartment properties conducted by the REIS Reports, Inc. have indicated that the overall market-wide occupancy rates were 96.4% in January 1997, 96.5% in the first quarter of 1996, and 95.9% in the first quarter of 1995. The average occupancy rate of the Company's Core Residential Portfolio was 97.0% in 1996, which is higher than the overall market average (which was determined on a physical occupancy basis that typically yields a slightly higher occupancy percentage than the economic basis on which the Company's occupancy percentage is calculated). The REIS Reports, Inc. forecast in March 1996 that average annual apartment occupancy in the Washington metropolitan area in the 1997-2001 period will be between 95.7% and 96.9%, and annual rental rate increases will average between 3.8% and 4.6%, in both cases above its forecast for the U.S. averages.

       The supply of multifamily properties has been increasing moderately in the Washington metropolitan area over the past several years and is likely to continue to do so based on multifamily permits data compiled by the U.S. Census Bureau. These data show that the numbers of multifamily permits issued in the area were 5,202 in 1994, 5,952 in 1995 and 7,786 in 1996, and these data include both for-sale condominium and rental apartment properties. These levels remain well below the peak of over 13,000 in 1987. Most of the new supply of rental apartments is occurring in the outer suburban areas and does not compete directly with the Company's properties, which are predominantly in the vicinity of and within Interstate Highway 495, the Capital Beltway.

       Overall, the Company believes that the anticipated increases in employment and population projected for the Washington D.C. area, together with moderate increases in supply of new rental units in locations competitive with the Company's properties, will result in the Company's multifamily rental submarkets remaining in a strong occupancy position for at least the next 18 - 24 months. As a result, the Company believes that these conditions will provide an opportunity to improve apartment rent levels and investment values, and will also allow new development opportunities.

  MORTGAGE FINANCING

       Thirty-three of the 43 Properties owned at December 31, 1996 were subject to Mortgage Loans aggregating approximately $416,808,000 as of December 31, 1996. The Mortgage Loans are collateralized by nonrecourse first lien mortgages or deeds of trust on Properties organized into four pools ("Mortgage Pool One," "Mortgage Pool Two," "Mortgage Pool Three," and "Mortgage Pool Four", as shown in the chart below) and three individual loans (the "Acquisition Mortgages"), and bear interest at a weighted average interest rate of 8.01% at December 31, 1996. The Properties collateralizing each Mortgage Loan, the outstanding principal balances as of December 31, 1996, the applicable interest rates, and the maturity dates for each Mortgage Loan are set forth in the chart below.

       Each of the related loan agreements for Mortgage Pool One and Mortgage Pool Two requires the payment of interest only and contains cross-collateral and cross-default provisions among the separate financing partnership borrowers in each pool. Prepayment of these loans would be subject to a yield maintenance premium. The loan secured by Mortgage Pool Three is interest only through June 30, 1999, at which time amortization begins using a 25-year amortization schedule with a balloon payment at maturity. In addition, this loan may not be prepaid until May 1, 1999, at which time it would be subject to a yield maintenance premium. In January, 1996 this financing was modified to extend the term for an additional five years to June 30, 2009, and was cross-collateralized with a new $83 million permanent line of credit from the same lender, as described below. Certain predecessor partners executed guarantees for $42 million of the mortgage loans secured by Mortgage Pool Three. The loan secured by Mortgage Pool Four was refinanced in September 1996 and was obtained jointly with a ground lessor, with a portion of the principal allocated to each of them. The ground lessor has been allocated $9.9 million of the refinanced loan (of the total of $41.0 million outstanding as of December 31, 1996), for which the Operating Partnership is contingently liable. The loan requires the payment of interest only through August 2004, at which time amortization begins using a 30-year amortization schedule with a balloon payment due in August 2009. The Company remits full debt service to the lender and reduces its ground rent payment by the corresponding amount of debt service relating to the principal assigned to the ground lessor.

       The Acquisition Mortgages relate to the 1995 and 1996 acquisitions of three Properties by the Company. The Acquisition Mortgage for Connecticut Heights was assumed in connection with the purchase of this Property on June 30, 1995. The outstanding balance as of December 31, 1996, was $17,245,000 (it has subsequently been significantly reduced) and it matures on June 30, 1997. The loan amortizes through maturity and has a variable interest rate equal to a blended LIBOR rate plus 1.70% (7.2% as of December 31, 1996). The Acquisition Mortgage for the Bennington was assumed in connection with the purchase of this Property on September 29, 1995. The outstanding balance as of December 31, 1996, was $12,870,000, and it matures on October 31, 2020. The loan amortizes through maturity and carries a fixed interest rate of 7.50%. The Acquisition Mortgage for 1841 Columbia Road was assumed in connection with the purchase of this Property on August 1, 1996. The outstanding balance as of December 31, 1996, was $3,244,000, at a fixed interest rate of 9.00% per annum and a maturity date of August 1, 1999.

       In addition to the mortgage debt shown on the chart below, a construction loan is secured by the Westerly, a property developed by the Company. This interest-only loan had an outstanding balance of $17,686,000 on December 31, 1996, carried a blended floating interest rate of 7.32% at year end, and was to have matured on June 1, 1997; it has subsequently been repaid in full.


                                                    12/31/96
  Mortgage Pool/                                    Outstanding     Interest     Maturity
  Collateral              Location                  Principal       Rate         Date
  ------------------------------------------------------------------------------------------
  Mortgage Pool One                                 $110,140,000    8.01%      June 30, 1999
  -----------------
    Columbian Stratford   Arlington, Virginia
    Corcoran House        Washington, D.C.
    Crystal House I       Arlington, Virginia
    Crystal House II      Arlington, Virginia
    Executive North       Arlington, Virginia
    Marbury Plaza         Washington, D.C.
    Oxford Manor          Washington, D.C.
    Skyline Towers        Fairfax County, Virginia
    Statesman             Washington, D.C.
    Water Park Towers     Arlington, Virginia
    Windsor Towers        Arlington, Virginia

  Mortgage Pool Two                                 $125,214,000    8.27%      June 30, 2001
  -----------------
     Bedford Village      Fairfax County, Virginia
     Car Barn             Washington, D.C.
     Concord Village      Arlington, Virginia
     Crystal Place        Arlington, Virginia
     Crystal Square       Arlington, Virginia
     Executive Central    Arlington, Virginia
     Executive South      Arlington, Virginia
     Fort Chaplin         Washington, D.C.
     Newport III (1)      Alexandria, Virginia
     Orleans Village      Fairfax County, Virginia


                                                    12/31/96
  Mortgage Pool/                                    Outstanding     Interest     Maturity
  Collateral              Location                  Principal       Rate         Date
  ------------------------------------------------------------------------------------------------
  Mortgage Pool Three                               $117,000,000    7.99%        June 30, 2009 (2)
  --------------------
     Berkeley             Arlington, Virginia
     Calvert Woodley      Washington, D.C.
     Cleveland House      Washington, D.C.
     Columbia Crossing    Arlington, Virginia
     Courthouse Plaza     Arlington, Virginia
     Gateway Place        Arlington, Virginia
     Newport I/II (1)     Alexandria, Virginia
     Skyline Mall         Fairfax County, Virginia
     2501 Porter Street   Washington, D.C.

  Mortgage Pool Four                                $ 31,095,000   8.24%         August 1, 2009 (3)
  --------------------
     Patriot Village      Fairfax County, Virginia

  Acquisition Mortgages
  ---------------------
     Connecticut Heights  Washington, D.C.          $ 17,245,000   Variable(4)   June 30, 1997
     The Bennington       Arlington, Virginia       $ 12,870,000   7.5%          October 31, 2020
     1841 Columbia Road   Washington, D.C.          $  3,244,000   9.00%         August 1, 1999
                                                    ------------   --------
                                                    $416,808,000   8.01%
  ------------------------------------------------------------------------------------------------

  (1) Operated as a single property, but divided for collateralization purposes.
  (2) Twenty-five year amortization begins June 30, 1999. Also, reflects a five year extension agreed to in January 1996.
  (3)  Thirty-year amortization begins in August 2004.
  (4)  Interest rate is based on LIBOR plus 1.70%.


  LINES OF CREDIT

       The Company has a $100,000,000 revolving line of credit with PNC Bank, NationsBank, and First Bank, of which $82,050,000 was outstanding at December 31, 1996. Amounts outstanding bear interest at a selected LIBOR rate plus 1.625% (7.155% at December 31, 1996). The Company pays a fee of .125% on any unused portions of the line of credit plus the costs of setting up the credit facility. The facility expires on June 30, 1997, with two one-year extension options thereafter on the same terms. Borrowings under this line of credit are collateralized by the Albemarle, Worldgate Centre, Manor, Potomac View, Suburban Tower, Boulevard of Old Town/Governor Spotswood, and Van Ness South apartments properties. This line of credit was repaid in the amount of $54.4 million in the first quarter of 1997. See

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

       In January, 1996, the Company secured a new $83 million credit facility from Northwestern Mutual Life to be used for property acquisitions. It expires in June 2004 and for the first two years provides for an interest rate that is fixed at the time of each acquisition at a spread of 1.50% over the rate of 10-year Treasury Bills. Any properties acquired in this fashion will secure the facility, and it is cross-collateralized with Mortgage Pool Three. In January 1996, the Company drew $16,000,000 under this credit facility (and reduced by a like amount the outstanding balance under its other line of credit) and collateralized it with the Oakwood property; this line component bears interest at a fixed rate of 7.09%. In March, 1996, the Company drew $14,000,000 under this credit facility and collaterized it with the Charter Oaks property; this line component bears interest at a fixed rate of 7.48%. The blended rate for the two components is 7.2%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

       Subsequent to the Company's stock offering in the first quarter of 1997 and the related debt repayment, the Company had approximately $126 million of unused borrowing capacity available on lines of credit.

  ITEM 3.   LEGAL PROCEEDINGS.

       The Company previously reported on a suit filed against Smith Realty Company, alleging sexual harassment and employment discrimination based on sexual preference pursuant to Title VII of the Civil Rights Act of 1964, and the Company's motion for summary judgment, which was granted in full on June 7, 1996, resulting in a dismissal of all claims. Although the plaintiff has appealed to the United States Court of Appeals for the Fourth Circuit for a review of the judgment, and such request is not expected to be considered until early 1997, the Registrant reaffirms its belief that an adverse outcome in the remaining litigation would not have a material adverse impact on the Registrant's financial condition or results of operations, and, accordingly, the Company will no longer report on these proceedings in its filings with the Commission.

       The Company has previously reported on two lawsuits brought in 1994 by Alder Branch Realty Limited Partnership, a limited partner in Plaza Associates Limited Partnership ("Plaza") and Tower Associates Limited Partnership ("Tower"), whose multifamily properties are currently being managed by Smith Realty Company ("SRC"), one of the Company's Property Services Businesses, against Robert H. Smith, as a general partner of Plaza and Tower, its managing agent, Charles E. Smith Management, Inc. ("CES"), whose residential management business was purchased by the Registrant in the Formation Transactions, and other present or former officers of CES. These suits alleged breaches of fiduciary duties by the general partners and the payment of unfair and excessive management fees. Because the Registrant did not believe that the outcome of the suits would jeopardize the continued management of Plaza's and Tower's multifamily properties by SRC or have a material impact on other properties which are managed by SRC but which did not participate in the Formation Transactions, or that an adverse outcome in such litigation would have a material adverse effect on the Registrant's financial condition or results of operations, the Registrant previously stated that it would no longer report on these proceedings in its filings with the Commission. It also previously reported a lawsuit filed on May 31, 1996, by the same plaintiff against the Registrant and its general partners, Charles E. Smith Residential Realty, Inc., as well as two of the three general partners of Tower, alleging the payment of unfair and excessive management fees and breaches of fiduciary duties by the named general partners of Tower. The latter suit sought the restitution of fees paid to SRC by Tower, a rescission of the management agreement, and compensatory and punitive damages in unspecified amounts. All three of these lawsuits have been withdrawn with prejudice pursuant to a settlement agreement entered into on November 8, 1996 which did not require any contribution by the Company or its subsidiaries, and, accordingly, the Company will no longer report on these proceedings in its filing with the Commission.

       Other than as set forth above, neither the Company nor the Property Service Businesses is presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or the Property Service Businesses other than routine litigation arising in the ordinary course of business expected to be covered by liability insurance, which will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                                    PART II

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS.

       The Company's shares of Common Stock have been listed on the New York Stock Exchange ("NYSE") since June 24, 1994, trading under the symbol "SRW." Prior to that date, the Company's shares of Common Stock were not publicly traded.

       On June 30, 1994, the Company sold 416,667 shares of Common Stock for a total of $10,000,000 in cash in a private placement of securities. The Purchasers were Robert H. Smith and Robert P. Kogod (Co-Chairmen of the Board and Co-Chief Executive Officers of the Company), their spouses, children, and other family members, and the sale was completed without an underwriter, the payment of sales commissions, or discounts. The Company believes that such sale was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) of the Securities Act and the provisions of Rule 506 of Regulation D promulgated thereunder, the conclusion of the Company, after diligent investigation, that all purchasers were "accredited investors" as defined in Rule 501 and met the other requirements of Registration D, the delivery to each prospective purchaser of appropriate written materials, and the execution by each purchaser of a qualifying subscription agreement.

       The following table sets forth the high and low closing sale prices for the shares of Common Stock for the periods indicated as reported by the New York Stock Exchange Composite Tape, and the dividends paid by the Company with respect to each such period:


                                                   DIVIDEND
PERIOD                                     HIGH      LOW     PER SHARE
------                                   --------  --------  ---------
January 1, 1995, to March 31, 1995        $25.375   $21.875   $0.475
April 1, 1995, to June 30, 1995           $24.250   $22.250   $0.475
July 1, 1995, to September 30, 1995       $24.000   $22.500   $0.490
October 1, 1995, to December 31, 1995     $23.750   $22.250   $0.490

January 1, 1996, to March 31, 1996        $24.375   $23.000   $0.490
April 1, 1996, to June 30, 1996           $24.125   $22.500   $0.490
July 1, 1996, to September 30, 1996       $24.875   $22.875   $0.505
October 1, 1996, to December 31, 1996     $29.875   $23.875   $0.505


       On March 20, 1997, the last reported sale price of the shares of Common Stock on the NYSE was $28.125. On March 20, 1997, the Company had approximately 428 shareholders of record.

  ITEM 6.   SELECTED FINANCIAL DATA.

       The following table sets forth selected financial and operating information on a historical basis for the Company and the Predecessor (as hereinafter defined in the Notes to Consolidated Financial Statements). The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 have been derived from the financial statements of the Company and the Predecessor audited by Arthur Andersen LLP, independent accountants.

Charles E. Smith Residential Realty, Inc. and CES Group
SELECTED FINANCIAL DATA

                                    Charles E. Smith Residential Realty, Inc.                CES Group
                                    ------------------------------------------  ----------------------------------------
                                    Year Ended December 31,    June 30, 1994    January 1, 1994  Year Ended December 31,
(Dollars in Thousands,              ----------------------          to                 to        -----------------------
Except Per Unit/Share Data)           1996          1995     December 31, 1994   June 29, 1994    1993            1992
---------------------------         --------      --------   -----------------  ---------------  -------       ---------
OPERATING DATA
  Rental properties
    Revenues (1)                    $166,283      $144,909           $67,391        $ 63,496     $124,187      $122,815
    Expenses                          93,710        81,885            38,197          36,039       70,681        69,766
  Equity in income of Property
   Service Businesses                  7,846         6,868             3,785           2,798        7,098         3,482
  Corporate general &
   administrative expenses             3,025         2,842             1,171           1,550        3,137         3,014
  Interest income                      1,029         1,424               825             970        1,940         1,711
  Interest expense                    43,606        37,421            17,392          24,798       46,815        46,281
  Income/(loss) before
   extraordinary items                34,817        31,053            15,241         (10,700)      12,592         8,947
  Net income/(loss) of the
   Operating Partnership            $ 34,817      $ 31,053          $ 15,241        $(25,895)    $ 14,691      $  8,947
                                    --------      --------          --------        --------     --------      ---------
  Net income attributable
   to shareholders (2)              $ 10,977      $  7,529          $  6,532
                                    --------      --------          --------
  Net income per share (3)          $   1.11      $   0.81          $   0.72

OTHER DATA

  Funds from Operations (4):

  Net Income of the Operating
   Partnership
   Plus                             $ 34,817      $ 31,053          $ 15,241
    Depreciation and amortization
      of rental property              17,931        16,258             7,738
                                    --------      --------          --------
  Funds from Operations of the
   Operating Partnership            $ 52,748      $ 47,311          $ 22,979
                                    ========      ========          ========

  Funds from Operations
   attributable to shareholders (5) $ 23,869      $ 20,391          $  9,848

  Net cash flows provided by
   (used in):
    Operating activities            $ 50,981      $ 53,858          $ 19,877
    Investing activities             (71,447)      (67,675)          (26,666)
    Financing activities              14,886         4,945            25,139

  Cash dividends per share          $  1.975      $  1.915          $   0.48

  Average residential occupancy
   rate (6)                             97.0%         97.2%             97.8%                        97.8%         97.2%
  Average monthly revenue
   per apartment unit (7)           $    883      $    862          $    845                     $    818      $    802
  Number of apartment units -
   core portfolio (6) (7)             12,462        11,834            11,834                       11,834        11,587

BALANCE SHEET DATA
  Rental properties, net (8)        $470,093      $414,490          $315,213                     $295,544      $303,545
  Total assets                       522,211       469,322           391,189                      357,861       366,430
  Mortgage loans                     416,808       413,973           383,821                      573,867       549,060
  Shareholders' equity/
   partners' (deficit) (8)           (37,379)      (31,623)          (37,520)                    (216,006)     (182,630)

                     FOOTNOTES TO SELECTED FINANCIAL DATA

1. Includes revenues from the two retail properties of $10,176 in 1996, $10,418 in 1995, $8,990 in 1994, $8,048 in 1993 and $8,827 in 1992.

2. Represents the Company's pro rata share of 45.3% in 1996, 43.1% in 1995 and 42.9% in 1994 net of distributions in excess of earnings allocated to Minority Interest.

3. Per share amounts are based on weighted average shares outstanding of 9,913,308 in 1996, 9,310,929 in 1995, and 9,098,504 in 1994.

4. Funds from Operations (FFO) is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, and distributions in excess of earnings allocated to Minority Interest, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike Funds from Operations, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

5. Represents the Company's pro rata share of 45.3% in 1996, 43.1% in 1995, and 42.9% in 1994.

6. Average occupancy is defined as gross potential rent for the core portfolio less vacancy allowance divided by gross potential rent for the period, expressed as percentage.

7. Average monthly revenue per apartment unit consists of total residential property revenue for the core portfolio divided by the respective number of apartment units divided by the number of months in the period.

8. At the formation of the Company, all rental properties were recorded at predecessor partners' historical cost basis which is significantly less than current value and, therefore, results in dilution of shareholders' book value. Shareholders' equity of $(37,379), $(31,623) and $(37,520) as of December 31, 1996, 1995 and 1994, respectively, is net of $(244,208) contribution by Predecessors of assets at historical cost, net of liabilities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

     The following discussion should be read in conjunction with the "Selected Financial Data," and the financial statements and notes thereto included elsewhere in this annual report. The results of operations presented in the Consolidated Statements of Operations and discussed below for the years ended December 31, 1996 and 1995, and for the period from June 30, 1994 to December 31, 1994 represent the results of operations of Charles E. Smith Residential Realty, Inc. (the "Company"). The results presented in the financial statements for the CES Group (the "Predecessor") cover the period from January 1, 1994 to June 29, 1994.

     The following discussion compares historical results of operations for the years ended December 31, 1996 and 1995 and compares historical results for the years ended December 31, 1995 and 1994. In analyzing the results for 1994, management has summarized the Company's and CES Group's results of operations for 1994.

THE COMPANY

     Charles E. Smith Residential Realty, Inc. is a public equity REIT that is engaged primarily in the acquisition, development, management and operation of multifamily properties in the Washington, D.C. metropolitan area. Together with its subsidiaries, the Company is a fully integrated real estate organization with in-house acquisition, development, financing, marketing, leasing and property management expertise. The Company is structured as an umbrella partnership REIT ("UPREIT"), under which all of the Company's properties, property interests, and business assets are owned by, and its operations are conducted through, the Operating Partnership and its subsidiaries.

     On June 30, 1994, the Company raised net proceeds of approximately $201.4 million in equity through an initial public offering and a private placement (the "Offerings") totaling approximately 9.0 million shares, including the subsequent exercise of the underwriters' over-allotment option. The Company used the proceeds to purchase a proportionate limited partnership interest in the Operating Partnership, which is the successor entity of the CES Group. The Company is the sole general partner of the Operating Partnership. In addition, simultaneous with the above transaction, the Operating Partnership, through the financing partnerships, issued mortgage debt secured by the properties.

     As of December 31, 1996, the Company, through the Operating Partnership and its subsidiaries, owns 41 multifamily properties and two retail properties which are located in the Washington, D.C. metropolitan area. The multifamily properties consist of the following:


                                    Number of
                             ---------------------
            Type              Properties    Units
---------------------------   ----------  --------
Core Portfolio
   High-Rise                       15      5,124
   Mid-Rise                         6      1,356
   Garden/Townhomes                11      5,982
                               ------     ------
                                   32     12,462
                               ------     ------
Acquisitions & Development
   High-Rise                        5      1,779
   Garden/Townhomes                 4        959
                               ------     ------
                                    9      2,738
                               ------     ------
                                   41     15,200
                               ======     ======

        The Company's two free standing retail properties are enclosed malls containing a total of approximately 436,000 square feet of retail space.

        The Operating Partnership, through the Property Service Businesses, provides a range of services to the properties on essentially a cost basis and to third-party clients and affiliated partnerships on a fee basis as follows:

        . Multifamily and Retail Property Management Services provides property management and leasing services to multifamily and retail properties.

        . Interior Construction and Renovation Services provides construction and project management services for capital improvement and tenant renovation projects of office, retail and residential properties.

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

RENTAL PROPERTIES

        Revenue, expenses and income from the multifamily and retail properties were as follows (in thousands):


                                                             CES Residential Realty, Inc.         CES Group
                                                          --------------------------------        ---------
                                                          Year Ended December 31,
                                                          -----------------------
                                                                                     6/30/94       1/1/94
                                                                                        to           to
                                                            1996           1995      12/31/94      6/29/94
                                                          --------       --------    --------     --------
Multifamily Properties - Core/(1)/
           Revenues                                       $132,111       $127,745     $ 62,269    $ 59,628
           Expenses                                        (61,248)       (58,566)     (29,037)    (26,867)
                                                          --------       --------     --------    --------
           Income before depreciation                      $70,863       $ 69,179     $ 33,232    $ 32,761
                                                          ========       ========     ========    ========
Multifamily Properties -
Acquisitions & Development
           Revenues                                       $ 23,996       $  6,746     $      -    $      -
           Expenses                                        (10,964)        (3,614)           -           -
                                                          --------       --------     --------    --------
           Income before depreciation                     $ 13,032       $  3,132     $      -    $      -
                                                          ========       ========     ========    ========
Retail Properties
           Revenues                                       $ 10,176       $ 10,418     $  5,122    $  3,868
           Expenses                                         (3,567)        (3,447)      (1,422)     (1,546)
                                                          --------       --------     --------    --------
           Income before depreciation                     $  6,609       $  6,971     $  3,700    $  2,322
                                                          ========       ========     ========    ========
Total Rental Properties
           Revenues                                       $166,283       $144,909     $ 67,391    $ 63,496
           Expenses                                        (75,779)       (65,627)     (30,459)    (28,413)
           Depreciation and amortization                   (17,931)       (16,258)      (7,738)     (7,626)
                                                          --------       --------     --------    --------
Income from Rental Properties                             $ 72,573       $ 63,024     $ 29,194    $ 27,457
                                                          ========       ========     ========    ========

/(1)/ "Core" represents properties owned as of December 31, 1994.

OCCUPANCY RATES

          Average occupancy of the Company's core multifamily properties compares favorably with the Washington, D.C. metropolitan area market-wide average occupancy, based on annual surveys of approximately 80% of comparable investment grade apartment properties conducted by The REIS Reports, Inc. as follows:

                                 Occupancy Percent
                               ---------------------
                    Company    Washington DC Market
                  -----------  ---------------------

 1996             97.0% /(1)/         96.4%
 1995             97.2% /(2)/         95.8%
 1994             97.8% /(2)/         95.2%

/(1)/  Includes 32 properties containing 12,462 apartment units
/(2)/  Includes 30 properties containing 11,834 apartment units


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

RENTAL REVENUE

     Average revenue per apartment unit for the Company's core multifamily properties increased approximately 3.4% in 1996 as compared with 1995, and 2.1% in 1995 (based on properties owned as of June 30, 1994) as compared with 1994.

     A schedule of portfolio statistics follows:

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                        RESIDENTIAL PORTFOLIO STATISTICS
                      For the Year Ended December 31, 1996

                                                              Number of   Average    Monthly   Average
                                                    Property  Apartment   Sq. Ft.    Revenue   Economic
Property Name                                        Type       Units    Per Unit   Per Unit   Occupancy
---------------------------  -                     ---------  ---------  ---------  ---------  ---------
CORE RESIDENTIAL PORTFOLIO

 VIRGINIA
    Bedford Village                                Garden        752     1,070      $  859        96.1%
    Berkeley                                       Mid-Rise      138       891         704        97.6%
    Columbia Crossing                              Garden        247       976       1,116        98.2%
    Columbian Stratford                            Mid-Rise      227       942         719        98.2%
    Concord Village                                Garden        531     1,025         762        93.9%
    Courthouse Plaza                               High-Rise     396       772       1,134        97.8%
    Crystal House I                                High-Rise     426       917         933        96.7%
    Crystal House II                               High-Rise     402       938         905        96.3%
    Crystal Place                                  High-Rise     180       894       1,210        97.6%
    Crystal Square                                 High-Rise     378     1,121       1,080        98.4%
    Executive Central                              Mid-Rise      230       903         749        98.8%
    Executive North                                Mid-Rise      215       892         748        97.6%
    Executive South                                Mid-Rise      266       842         727        98.1%
    Gateway Place                                  High-Rise     162       826       2,023        93.1%
    Newport Village                                Garden        937     1,115         862        98.3%
    Orleans Village                                Garden        851     1,061         787        96.9%
    Patriot Village                                Garden      1,065     1,162         851        96.7%
    Potomac View                                   Garden        192       965         708        97.8%
    Skyline Towers                                 High-Rise     940     1,221         950        97.1%
    Water Park Towers                              High-Rise     360       881       1,486        97.8%
    Windsor Towers                                 Mid-Rise      280     1,025         760        96.9%
                                                              ------     -----      ------       ------
          Subtotal/Average                                     9,175     1,032         920        97.1%

 WASHINGTON, D.C.
    Albemarle                                      High-Rise     235     1,097       1,126        99.3%
    Calvert-Woodley                                High-Rise     136     1,001       1,046        99.8%
    Car Barn                                       Garden        196     1,311         823        96.9%
    Cleveland House                                High-Rise     216       894       1,001        98.3%
    Corcoran House                                 High-Rise     138       464         757        99.5%
    Fort Chaplin                                   Garden        549       983         603        96.5%
    Marbury Plaza                                  High-Rise     672       997         621        95.3%
    Oxford Manor                                   Garden        227     1,005         596        94.7%
    Statesman                                      High-Rise     281       593         739        98.6%
    2501 Porter Street                             High-Rise     202       760       1,356        96.7%
                                                              ------     -----      ------       ------
          Subtotal/Average                                     2,852       935         790        97.2%
                                                              ------     -----      ------       ------
 MARYLAND
   The Manor                                       Garden        435       999         729        95.6%
                                                              ------     -----      ------       ------
          Subtotal/Average                                    12,462     1,008         883        97.0%

RESIDENTIAL
 ACQUISITION/DEVELOPMENT PORTFOLIO

   Suburban Tower (acquired 1/95)                  High-Rise     172       677         762        97.4%
   Boulevard of Old Town/
     Governor Spotswood (acquired 4/95,3/96)       Garden        159       603         723        96.8%
   Connecticut Heights (acquired 6/95)             High-Rise     519       536         761        95.9%
   The Bennington (acquired 9/95)                  High-Rise     348       804         986        97.3%
   Oakwood (acquired 12/95)                        Garden        218       968       1,001        93.9%
   Westerly at Worldgate (opened 5/95)             Garden        320       921       1,063        92.8%
   Charter Oak (acquired 3/96)                     Garden        262     1,097         N/A          N/A
   Van Ness South (acquired 7/96)                  High-Rise     625       956         N/A          N/A
   1841 Columbia Road (acquired 8/96)              High-Rise     115       634         N/A          N/A
                                                              ------     -----      ------       ------
          Subtotal/Average                                     2,738       816         889        95.5%
                                                              ------     -----      ------       ------
ALL RESIDENTIAL PROPERTIES                                    15,200       974      $  884        96.9%
                                                              ======     =====      ======       ======

PROPERTY SERVICE BUSINESSES

             Revenues, expenses and income from the various Property Service Businesses were as follows (in thousands):


                                                            CES Residential Realty, Inc        CES Group
                                                        -----------------------------------    ----------
                                                        Year Ended December 31,
                                                        -----------------------
                                                                                  6/30/94        1/1/94
                                                                                     to            to
                                                           1996         1995      12/31/94       6/29/94
                                                        ----------    ---------   --------     ----------
Multifamily and Retail Property
 Management Services
  Revenues                                              $ 11,465      $  9,672    $  5,238     $  2,095
  Expenses                                                (9,169)       (7,664)     (4,149)      (1,004)
                                                        --------      --------    --------     --------
  Income before
   depreciation/amortization                            $  2,296      $  2,008    $  1,089     $  1,091
                                                        ========      ========    ========     ========
Interior Construction and
 Renovation Services
  Net fee revenues                                      $  5,650      $  5,901    $  2,712     $  1,987
  Expenses                                                (4,670)       (4,795)     (1,990)      (1,987)
                                                        --------      --------    --------     --------
  Income before
   depreciation/amortization                            $    980      $  1,106    $    722      $     -
                                                        ========      ========    ========     ========

Engineering and Technical Services
 (including reimbursed costs)
  Revenues                                              $ 42,179      $ 40,186    $ 18,667     $ 18,341
  Expenses                                               (38,516)      (36,701)    (17,310)     (15,919)
                                                        --------      --------    --------     --------
  Income before
   depreciation/amortization                            $  3,663      $  3,485    $  1,357     $  2,422
                                                        ========      ========    ========     ========
Financing Services
  Revenues                                              $  2,640      $  3,018    $  1,668     $    441
  Expenses                                                  (687)       (1,439)       (497)        (393)
                                                        --------      --------    --------     --------
  Income before
   depreciation/amortization                            $  1,953      $  1,579    $  1,171     $     48
                                                        ========      ========    ========     ========
Total Property Service Businesses
  Revenues                                              $ 61,934      $ 58,777    $ 28,285     $ 22,864
  Expenses                                               (53,042)      (50,599)    (23,946)     (19,303)
                                                        --------      --------    --------     --------
  Income before
   depreciation/amortization                               8,892         8,178       4,339        3,561
  Depreciation/amortization                               (1,046)       (1,310)       (554)        (763)
                                                        --------      --------    --------     --------
Income from Property Service Businesses                 $  7,846      $  6,868    $  3,785     $  2,798
                                                        ========      ========    ========     ========


          Multifamily and Retail Property Management Services provide management services to the Operating Partnership at cost plus 10% in accordance with the management agreement. In 1996, management services were provided to 18 third-party owned multifamily properties which own approximately 6,400 apartment units and to three retail properties which own approximately 293,000 square feet of retail space. Of the 21 management agreements, 14 are with affiliated partnerships and seven are with unaffiliated property owners. One management agreement was terminated by the Company in January, 1997. The management agreements with affiliated partnerships are for initial terms of three years or more and the multifamily management agreements with unaffiliated owners generally have one-year terms. The average term for which the Company and its predecessors have managed these properties is 20 years.

          Interior Construction and Renovation Services provided oversight to approximately $58 million of gross construction activity in 1996 compared to approximately $45 million in 1995, and approximately $40 million in 1994. Services are provided to the Operating Partnership at cost (including overhead) and at cost plus a fee to affiliated partnerships and third parties.

          Engineering and Technical Services provides on-site building systems operations, maintenance and inspection to affiliated partnerships at cost, including overhead, and to third parties at cost, including overhead, plus a fee. Services were provided to approximately 28 million square feet of facilities in 1996 and 1995, and to approximately 25 million square feet in 1994.

          Financing Services performed $242 million of refinancings in 1996 compared to $261 million in 1995, and $168 million in 1994.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996

COMPARISON TO YEAR ENDED DECEMBER 31, 1995

          Summary. Net income of the Operating Partnership increased 12.1%, or $3.8 million, from $31.1 million for the year ended December 31, 1995 to $34.8 million for the year ended December 31, 1996. Funds from Operations ("FFO") of the Operating Partnership increased $5.4 million, or 11.5% during the same period. Net income of the Company increased from $7.5 million, or $0.81 per share, for the year ended December 31, 1995 to $11.0 million, or $1.11 per share, for the year ended December 31, 1996. The Company's FFO for 1996 was $23.9 million, a 17.1% increase over the Company's FFO for 1995. Weighted average shares outstanding during 1996 and 1995 were 9.9 million and 9.3 million, respectively. The increase in both net income and FFO is due to increases in income from the rental properties, primarily the multifamily acquisition and development properties, as well as increased income from the Property Service Businesses. These increases were partially offset by an increase in expense related to multifamily acquisitions and development.

          RENTAL PROPERTIES. Revenue from rental properties increased $21.4 million, or 14.7%, from $144.9 million for 1995 to $166.3 million for 1996. The nine multifamily acquisition and development properties, consisting of 2,738 apartment units (note that two properties purchased in 1994 totaling 627 apartment units were transferred into the core portfolio on January 1, 1996), contributed $17.3 million, or 80.7% of the rental revenue increase. The core portfolio contributed an increase of $4.4 million, or 3.4%, over 1995 offset by a $0.2 million decrease in revenue from the retail properties.

          Average monthly revenue per apartment unit of the core portfolio increased from $854 in 1995 to $883 per month during 1996. Average economic occupancy decreased slightly to 97.0% in 1996 from 97.2% in 1995. The decrease in occupancy was not unexpected given the aggressive efforts initiated by management to increase rents as well as the implementation during the third quarter of 1996 of several revenue-enhancing initiatives, including a premium for month-to-month leases and the charging of a non-refundable move-in fee in lieu of security deposits. The Company also continues to expand and aggressively market its furnished apartment program. As a result, revenues on this product increased $0.3 million, or 12.7%, over the prior year period.

          Retail revenues decreased by $0.2 million, or 2.3%, during the year ended December 31, 1996 compared to the prior year due to lower base and percentage rents as well as higher vacancy at Skyline Mall. Average occupancy at Skyline Mall declined from 97.3% in 1995 to 95.1% in 1996 due to several stores remaining vacant during the last six months of 1996. In addition, repairs and maintenance expenses which cannot be passed through to tenants were higher in 1996 than in 1995.

          Expenses from rental properties (including depreciation) increased $11.8 million, or 14.4%, from $81.9 million in 1995 to $93.7 million in 1996. The increases resulted primarily from the acquisition/development of 2,738 apartment units subsequent to December 31, 1994 which added $9.0 million in property operating expenses compared to the prior year. The increase of $2.7 million, or 4.6%, in operating expenses for the core portfolio was primarily due to expected increases in payroll and related costs, higher furnished apartment expenses and related marketing costs due to product expansion in 1996, increased repairs and maintenance costs and increased snow removal costs caused by the record snowfall in the first quarter of 1996. In addition, real estate taxes were significantly higher in 1996 primarily in the Virginia submarkets which constitute the majority of the portfolio. Assessments averaged 5.5% higher in 1996 than in 1995 for the Virginia properties while local property tax rates for Arlington and Fairfax counties increased by 2.1% and 5.9%, respectively. The substantial increase in utility costs during the first quarter of 1996 was mostly offset in the third quarter by an unseasonably cool summer.

          The Company's core operating margins of approximately 54% for the years ended December 31, 1996 and 1995, respectively, are generally lower in comparison to industry averages due primarily to the cost of utilities. The Company, for the most part, owns properties that do not meter utilities such as electricity and gas separately by apartment unit, thereby requiring the Company to bear utility costs. The majority of the Company's competitors, however, own properties with separately metered apartment units which require the tenants to pay utilities. Management estimates that operating margins would be closer to 57% or 58% on a comparable basis.

          PROPERTY SERVICE BUSINESSES. Income from the Property Service Businesses increased $1.0 million, or 14.2%, during 1996 compared to 1995.

          Income before depreciation/amortization for Multifamily and Retail Property Management Services increased $0.3 million, or 14.3%, resulting primarily from the impact of a non-recurring fee of $0.6 million related to the termination of a management agreement with a hotel owned by a related party.
The hotel was sold during the first quarter of 1996. In addition, retail leasing income increased by approximately $0.2 million due primarily to retail leases for a third party development project. These increases were offset by approximately $0.5 million of increased marketing expenditures for furnished corporate apartments, Smith Advantage and other tenant services. Also, although income from residential management services increased approximately $0.2 million due to the growth in the size of the portfolio, the increase was offset by the cost of severance and other benefits related to a late 1996 management reorganization in this group.

          Income before depreciation/amortization for Interior Construction and Renovation Services decreased $0.1 million, or 11.4%, due primarily to a 4.3% decrease in net fee revenue caused by a shift to lower margin, third-party construction management services compared to higher margin general contracting services provided to affiliated partnerships. The decrease in revenues was partially offset by a 2.6% decrease in operating expenses resulting primarily from worker's compensation insurance savings due to favorable claims experience.

          Revenue from Engineering and Technical Services increased 5.0%, or $2.0 million, in 1996 to $42.2 million compared to 1995 due primarily to additional HVAC systems operations and preventative maintenance contracts obtained in late 1995 and throughout 1996. As a result of the growth in revenue, expenses increased by $1.8 million, or 4.9%, due primarily to additional payroll and related benefit costs associated with performing the additional work as well as increased information technology costs. Consequently, income before depreciation/amortization for Engineering and Technical Services increased 5.1% to $3.7 million for 1996 compared to $3.5 million in 1995.

          Income before depreciation/amortization for Financing Services increased $0.4 million, or 23.7%, due primarily to savings in payroll and related expenses during the latter half of 1996. These savings were partially offset by reduced revenue associated with the $19 million decrease in refinancings performed in 1996 compared to 1995.

          OTHER. Corporate general and administrative expenses increased by $0.2 million, or 6.4%, due primarily to costs incurred in connection with the Company's ongoing acquisition and development efforts including write-offs of capitalized costs for terminated acquisition efforts. Interest expense increased by $6.2 million, or 16.5%, due to the assumption of debt and additional borrowings under the lines of credit related to the acquisition and development of multifamily properties. Distributions in excess of earnings allocated to Minority Interest decreased from $5.9 million for 1995 to $4.8 million for 1996. Such charges will no longer be necessary as a result of the stock offering and the related elimination of the Minority Interest deficit. (See LIQUIDITY AND CAPITAL RESOURCES.)

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995

COMPARISON TO YEAR ENDED DECEMBER 31, 1994

          SUMMARY. Net income of the Operating Partnership increased $ 41.8 million from a loss in 1994 of $10.7 million to income of $31.1 million due primarily to consolidation costs of $15.6 million and debt extinguishment costs of $15.2 million in 1994 in conjunction with the Offerings. In addition, interest expense was $4.8 million lower in 1995 due to lower rates achieved through the Offerings, and income from rental properties was $6.4 million higher than 1994 primarily due to property acquisitions. The Company's share of the 1995 increase in net income, however, was reduced by a $5.9 million charge for distributions in excess of earnings allocated to Minority Interest.

          RENTAL PROPERTIES. Revenue from rental properties increased $14.0 million, or 10.7%, from $130.9 million for 1994 to $144.9 million for 1995. The acquisition properties, consisting of 1,369 apartment units, contributed $5.8 million to the rental revenue increase, excluding the $3.4 million impact of the two properties transferred into Core on January 1, 1996. The Westerly at Worldgate, a 320-unit garden apartment property developed by the Company, opened in May, 1995 and was completed in December, 1995. As of December 31, 1995, it was 75.6% occupied and contributed approximately $0.9 million in revenue in 1995. Revenue from the core portfolio increased $2.5 million, or 2.1%, from 1994 to 1995, excluding the $3.4 million impact of the two properties transferred into Core on January 1, 1996. The lower than expected level of core portfolio rental increase was caused by higher economic vacancies and increased time between vacancy and subsequent lease-up in garden apartments in certain submarkets of northern Virginia and the southeast section of the Washington, D.C. submarket, especially in the second quarter of 1995. As a consequence of this slower demand in these submarkets, occupancy in the core portfolio decreased from 97.8% for 1994 to 97.2% for 1995, and average monthly revenue per apartment unit increased 2.0%, from $845 in 1994 to $862 in 1995 (based on properties owned as of June 30, 1994).

          Expenses from rental properties (including depreciation) increased $7.0 million, or 9.4%, from $74.8 million for pro forma 1994 to $81.9 million for 1995. The increase resulted primarily from the acquisition of 1,369 units and the development of 320 units which together added $3.6 million (excluding the $1.7 million impact of transferring two properties to Core on January 1,
1996) in operating costs, primarily payroll and utility expenses, as well as depreciation expense. Expenses from the core residential portfolio increased $0.9 million (excluding the $1.7 million impact of transferring two properties to Core on January 1, 1996) from $55.1 million for 1994 to $55.9 million for 1995.

          PROPERTY SERVICE BUSINESSES. Income from the Property Service Businesses increased from $6.6 million for 1994 to $6.9 million for 1995.

          Income before depreciation/amortization from Interior Construction and Renovation increased $0.4 million compared to 1994 due to increased activity in tenant build-out and renovation projects at office buildings owned by affiliated partnerships and by increases in a major third party contract.

          Income before depreciation/amortization from Financing Services increased $0.4 million in 1995 compared to 1994 due to an increase in finance fee revenues. Revenue from Financing Services increased $0.9 million as $261 million of refinancings were closed in 1995, versus $168 million in 1994, and an affiliate was billed $0.3 million for financial advisory services.

          Income before depreciation/amortization from Engineering and Technical Services decreased $0.3 million while revenue increased $3.2 million. These results are attributed to more HVAC systems operations and preventative maintenance contracts, which carry lower margins. Additionally, 1994 included an unusually high level of incremental repair and replacement services for mechanical and electrical systems associated with third party contracts, which typically earn higher margins.

          OTHER. Corporate general and administrative expenses increased $0.1 million due to fees and expenses incurred in connection with the preparation of the Company's initial annual report, its filings pursuant to the Exchange Act, the registration with the SEC of the dividend reinvestment plan, and the Company's shelf registration.

          FUNDS FROM OPERATIONS. FFO is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, and distributions in excess of earnings allocated to Minority Interest, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

          The Company's FFO for the years ended December 31, 1996 and 1995 and the period June 30,1994 to December 31, 1994 was as follows (in thousands):




                                      Year Ended
                                      December 31,      6/30/94
                                    ----------------       to
                                     1996      1995    12/31/94
                                    -------  -------  ----------
Net Income of the
 Operating Partnership              $34,817  $31,053  $  15,241

Depreciation of Real Property        17,931   16,258      7,738
                                    -------  -------  ---------
Funds from Operations of
 the Operating Partnership           52,748   47,311     22,979

Minority Interest                    28,879   26,920     13,131
                                    -------  -------  ---------

Attributable to Shareholders        $23,869  $20,391  $   9,848
                                    =======  =======  =========


LIQUIDITY AND CAPITAL RESOURCES

          SUMMARY

          Net cash flow provided by operating activities was $51.0 million for 1996 compared to $53.9 million for 1995. The decrease was primarily due to a reduction in accounts payable compared to the prior year, reflecting revised payment terms to vendors, offset by higher operating income contributed by acquisitions and core growth.

          Net cash flow used by the Company for investing activities increased $3.8 million in 1996, from $67.7 million in 1995 to $71.4 million in 1996 due primarily to increases in rental properties acquired and capital expenditures.

          Net cash flow provided by financing activities was $14.9 million in 1996 compared to $4.9 million in 1995 due to $12.5 million of additional line of credit draws in 1996 to fund cash acquisitions offset by an increase of $2.1 million in dividends and distributions. In 1996, the Company and the Operating Partnership paid dividends/distributions of $43.3 million, or $1.975 per share/unit representing three quarters of dividends at $.49 per share/unit and one quarter at $.505, a 3.1% increase.

STOCK OFFERING

          On February 19, 1997, the Company issued 2.7 million shares of common stock ("the Offering") at a price of $28.375 per share resulting in total proceeds of $72.2 million, net of underwriting discounts and other estimated Offering costs. Net proceeds from the Offering were used to repay $61.2 million of outstanding notes payable and $9 million of mortgage debt. The balance was used to fund the property acquisitions discussed below and for general corporate purposes.

          During February and March 1997, the Company completed the acquisition of three multifamily properties totaling 1,828 apartment units for a total cost of approximately $129 million consisting of Operating Partnership Units valued at approximately $47 million, assumed debt of approximately $80 million, and cash of approximately $2 million. One of the properties is subject to a 5.1% net profits interest in favor of an unaffiliated third party. The acquisition of these three properties brings to 5,193 the total number of apartment units acquired since the Company's initial public offering in mid-1994 which represents a 44% increase in the owned portfolio.

          On March 12, 1997, the underwriters of the Offering exercised their option to purchase an additional 0.4 million shares of common stock at $28.375 per share, less underwriting discount. Net proceeds to the Company of $10.9 million were used to repay outstanding amounts on the lines of credit.

ACQUISITIONS AND DEVELOPMENT

          The Company acquired and developed the following properties during 1996 and 1995:


Total Cost (Dollars in Thousands)            1996     1995
---------------------------------           -------  -------
Acquisitions
 262-unit garden apartment                  $14,200  $     -
 47-unit garden apartment                     2,800        -
 625-unit high-rise apartment                41,800        -
 115-unit high-rise apartment                 5,300        -
 172-unit high-rise apartment                     -    6,500
 112-unit garden apartment                        -    5,895
 519-unit high-rise apartment                     -   24,900
 348-unit high-rise apartment                     -   29,000
 218-unit garden apartment                        -   16,000
Development of 320-unit garden apartment          -   16,700
                                            -------  -------
                                            $64,100  $98,995
                                            =======  =======

The 1996 and 1995 acquisitions and development were funded as follows (in thousands):


                                            1996     1995
                                           -------  -------

Line of credit/construction loan draws     $58,437  $48,054
Assumption of mortgage debt                  3,260   30,618
Issuance of Operating Partnership units      2,403   13,727
Cash on hand                                     -    6,596
                                           -------  -------
                                           $64,100  $98,995
                                           =======  =======


  The Company has executed a contract to purchase for $9.1 million approximately 17 acres of land for the development of an estimated 630-unit mid-rise and garden apartment property in Springfield, Virginia. The site is located adjacent to a new Metrorail and commuter rail station which are under construction and a regional shopping mall and offers convenient access to major transportation routes. Budgeted costs for this project are expected to be approximately $60 million and construction is expected to commence early in the summer of 1997, as soon as proffer agreements are concluded with government agencies. Numerous other acquisition and development projects are being pursued by the Company.

DEBT

  As of December 31, 1996, the Company had mortgage indebtedness and other borrowings collateralized by all 43 of the Properties as follows:


                                     Dollars in
                                     Thousands   Interest Rate
                                     ---------   -------------

Long-term, fixed rate debt:
 Mortgages                           $399,563       8.05%
 $83M Acquisition Line of Credit       30,000       7.27%
Short-term, variable rate debt:
 Mortgages                             17,245       7.20%
 $100M Acquisition Line of Credit      82,050       7.16%
 Construction Loan                     17,686       7.32%
                                     --------       ----
                                     $546,544       7.82%
                                     ========       ====

  As of December 31, 1996, the Company's Debt to Total Market Capitalization Ratio was 45.9%, based on 9,969,607 shares and 12,029,857 partnership units outstanding at a stock price of $29.25. The Company's Debt Coverage Ratios for the years ended December 31, 1996 and 1995 were 2.53 and 2.44, respectively.

          Subsequent to the Offering, the related repayment of debt and the property acquisitions, principal payments on outstanding debt are due in the following years (in millions):


1997          $ 36.7
1998            34.6
1999           115.1
2000             2.5
2001           127.9
Thereafter     228.4
              ------
              $545.2
              ======


  Subsequent to the Offering and the related debt repayment, the Company had $126 million of unused borrowing capacity available on lines of credit.

  The Company anticipates meeting principal repayment requirements through long-term borrowings, public or private issuances of debt securities or public or private equity offerings.

OTHER

  CAPITAL IMPROVEMENTS. In 1996, total capital improvements were $7.4 million, of which $6.1 million, or $489 per apartment unit, was for the core portfolio. Approximately 40% of the capital expenditures on the core portfolio are considered by management to be revenue generating or economic improvements, as shown below, which management believes directly affect the Company's ability to increase rents. The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to increase rents and are considered non-revenue generating. A summary of core capital expenditures during 1996 follows:


                                          Total $       Actual # of   Average $ Per    Average $ Per
Expenditure Type                           Spent      Units Improved  Unit Improved    Core Unit
----------------                       ------------   --------------  ---------------  -------------
                                      (in thousands)
Installations/Replacements:
   Appliances                          $  612           1,169               $  523           $ 49
   Carpet                                 780             622                1,254             63
   Other                                   34              73                  466              3
Renovations:
   Kitchen                                463             183                2,531             37
   Bath                                   526             214                2,459             43
                                       ------          ------               ------           ----
Total Revenue-Generating
 Improvements                           2,415                                                 195
Non-Revenue Generating
 Improvements                           3,676                                                 294
                                       ------                                                ----
Total Capital Expenditures
  - Core Portfolio                     $6,091                                                $489
                                       ======                                                ====


   INCOME TAXES. The Company is taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company generally is not subject to Federal corporate income taxes on net income it distributes currently to shareholders provided that the Company distributes at least 95% of its taxable income each year. REITs are subject to certain organizational requirements and asset and income tests in order to maintain their REIT status. The Property Service Businesses are taxable corporations, and thus, pay Federal and state income taxes on their net income. Such taxes amounted to $0.4 million and $0.6 million for 1996 and 1995 and $0.4 million for the period from June 30, 1994 to December 31, 1994.

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

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       See Index to Consolidated and Combined Financial Statements on Page F-1 of this Form 10-K.


  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information required by this item with respect to directors is hereby incorporated by reference to the material appearing under the caption "Election of Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 1997 (the "Proxy Statement"). Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Executive Officers of the Company."

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the NYSE. To the best of the Company's knowledge, all required reports were timely filed during and with respect to the fiscal year ended December 31, 1996.


  ITEM 11.  EXECUTIVE COMPENSATION.

       The information required by this item is hereby incorporated by reference to the material appearing under the caption "Executive Compensation" in the Proxy Statement.


  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required by this item is hereby incorporated by reference to the material appearing under the caption "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required by this item is hereby incorporated by reference to the material appearing under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

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

          ***10.66  Certificate of Incorporation of Smith Seven, Inc.

          ***10.67  By-Laws of Smith Seven, Inc.

          ***10.68 Agreement of Limited Partnership of Smith Property Holdings Seven L.P.

          ***10.69 Commitment for Mortgage Loan to the Operating Partnership from Northwestern Mutual Life Insurance Company

                21  Subsidiaries of the Registrant

              23.1  Consent of Arthur Anderson LLP
          ___________________________________
            *Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-11, No. 33-75288.

            **Incorporated by reference to the same titled and numbered exhibit in the Company's Form 10-K for the year ended December 31, 1994.

            ***Incorporated by reference to the same titled and numbered exhibit in the Company's Form 10-K for the year ended December 31, 1995.


  14(b)     REPORTS ON FORM 8-K

            A report on Form 8-K was filed on August 13, 1996 providing information on four Properties acquired by the Company during 1996, including certain unaudited balance sheets and statements of operations of the Company reflecting the acquisitions and statements of revenue and certain expenses for the Van Ness South, 1841 Columbia Road, Charter Oak, and Governor Spotswood Properties for the year ending in December, 1995, and applicable subsequent periods.

  14(c)     EXHIBITS

            The list of Exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has been filed with the exhibits.


  14(d)     FINANCIAL STATEMENTS

            See Index to Financial Statements and Schedules on Page F-1 of this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1997.


                                      CHARLES E. SMITH RESIDENTIAL REALTY, INC.


                                      By: /s/Ernest A. Gerardi, Jr.
                                          -------------------------
                                          Ernest A. Gerardi, Jr.
                                          President and Chief Operating Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of March, 1997.


     SIGNATURE                           TITLE
     ---------                           -----
 /s/Robert H. Smith                      Co-Chairman of the Board, Co-Chief
-------------------------                Executive Officer, and Director
    Robert  H. Smith


 /s/Robert P. Kogod                      Co-Chairman of the Board, Co-Chief
-------------------------                Executive Officer, and Director
    Robert P. Kogod


 /s/Ernest A. Gerardi, Jr.               President, Chief Operating Officer, and
--------------------------               Director
    Ernest A. Gerardi, Jr.


 /s/Wesley D. Minami                     Senior Vice President, and
--------------------------               Chief Financial Officer
    Wesley D. Minami




/s/Charles R. Hagen                      Vice President, Controller, and Chief
----------------------------             Accounting Officer
   Charles R. Hagen


/s/Fred J. Brinkman                      Director
----------------------------
   Fred J. Brinkman


/s/Charles B. Gill                       Director
----------------------------
   Charles B. Gill


/s/Mandell J. Ourisman                   Director
----------------------------
   Mandell J. Ourisman


 /s/Mallory Walker                       Director
----------------------------
    Mallory Walker


                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------


CHARLES E. SMITH RESIDENTIAL REALTY, INC. AND CES GROUP
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT


                                                               Pages
                                                           -------------
Report of Independent Public Accountants                             F-2

  Consolidated Balance Sheets                                        F-3

  Consolidated Statements of Operations and
   Combined Statement of Revenues and Expenses                       F-4

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Charles E. Smith Residential Realty, Inc.

We have audited the accompanying consolidated balance sheets of Charles E. Smith Residential Realty, Inc. (a Maryland real estate investment trust) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995 and for the period from June 30, 1994 to December 31, 1994, and the combined statement of revenues and expenses, partners' deficit and cash flows of CES Group for the period from January 1, 1994 to June 29, 1994. These consolidated and combined financial statements and the schedule referred to below are the responsibility of the management of Charles E. Smith Residential Realty, Inc. Our responsibility is to express an opinion on these consolidated and combined financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charles E. Smith Residential Realty, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of operations and cash flows for the years ended December 31, 1996 and 1995 and for the period from June 30, 1994 to December 31, 1994, and the combined statement of revenues and expenses and cash flows of the CES Group for the period from January 1, 1994 to June 29, 1994, in conformity with generally accepted accounting principles.

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


Washington, D.C.                                        Arthur Andersen LLP
January 30, 1997

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                          CONSOLIDATED BALANCE SHEETS
                              AS OF DECEMBER 31,
                            (Dollars in Thousands)



                                                                                      1996                1995
                                                                                   --------              --------
        ASSETS

Rental property, at predecessor cost, net                                          $267,658              $276,269
Rental property, acquired and developed, net                                        202,435               138,221
Cash and cash equivalents                                                             3,898                 9,478
Tenants' security deposits                                                            3,521                 3,634
Escrow funds                                                                          6,087                 5,371
Investment in and advances to Property Service Businesses
    and other                                                                        10,756                 8,348
Deferred charges, net                                                                17,646                18,782
Other assets                                                                         10,210                 9,219
                                                                                   --------              --------
                                                                                   $522,211              $469,322
                                                                                   ========              ========

        LIABILITIES AND EQUITY

Liabilities

    Mortgage loans                                                                $ 416,808              $413,973
    Notes payable                                                                   129,736                69,204
    Accounts payable and accrued expenses                                             9,525                12,693
    Tenants' security deposits                                                        3,521                 3,634
    Due to related parties                                                                -                 1,441
                                                                                   --------              --------
        Total liabilities                                                           559,590               500,945
                                                                                   --------              --------

Minority Interest                                                                         -                     -

Commitments and contingencies

Shareholders' equity

    Common stock - $.01 par value; 95,000,000 shares
        authorized; 9,969,607 and 9,708,123 shares issued
        and outstanding at December 31, 1996 and 1995,
        respectively                                                                    100                    97
    Additional paid-in capital - includes contributed
        deficit of $244,208                                                         (23,852)              (26,585)
    Retained deficit                                                                (13,627)               (5,135)
                                                                                   --------              --------
         Total shareholders' equity                                                 (37,379)              (31,623)
                                                                                   --------              --------

                                                                                   $522,211              $469,322
                                                                                   ========              ========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                      AND
                                   CES GROUP
                  COMBINED STATEMENT OF REVENUES AND EXPENSES
                 (Dollars in Thousands, Except Per Share Data)

                                                          Charles E. Smith Residential Realty, Inc.
                                                         --------------------------------------------      CES Group
                                                         Year Ended December 31,                       ----------------
                                                         ------------------------     June 30, 1994     January 1, 1994
                                                                                            to                to
                                                             1996         1995      December 31, 1994    June 29, 1994
                                                         -----------  ------------  -----------------   ----------------
Rental Properties:
      Revenues                                           $166,283     $144,909         $ 67,391            $ 63,496
      Expenses
           Operating costs                                 65,350       57,007           26,633              24,682
           Real estate taxes                               10,429        8,620            3,826               3,731
           Depreciation and amortization                   17,931       16,258            7,738               7,626
                                                         --------     --------         --------            --------
                Total expenses                             93,710       81,885           38,197              36,039

Property Service Businesses:
      Revenues                                                 -            -                -               27,792
      Expenses
           Operating costs                                     -            -                -               24,231
           Depreciation and amortization                       -            -                -                  763
                                                         --------     --------         --------            --------
                Total expenses                                 -            -                -               24,994

      Equity in income of Property Service Businesses       7,846        6,868            3,785                  -
Corporate general and administrative expenses              (3,025)      (2,842)          (1,171)             (1,550)
Interest income                                             1,029        1,424              825                 970
Interest expense                                          (43,606)     (37,421)         (17,392)            (24,798)
Consolidation costs                                            -            -                -              (15,577)
                                                         --------     --------         --------            --------
Income (loss) before extraordinary item                    34,817       31,053           15,241             (10,700)
Extraordinary item - loss on extinguishment of debt            -            -                -              (15,195)
                                                         --------     --------         --------            --------
Net income (loss) of the Operating Partnership             34,817       31,053           15,241            $(25,895)
                                                                                                           ========
Minority Interest                                          19,062       17,648            8,709
Distributions in excess of earnings allocated to
      Minority Interest                                     4,778        5,876               -
                                                         --------     --------         --------
Net income                                               $ 10,977     $  7,529         $  6,532
                                                         ========     ========         ========
Net income per share                                     $   1.11     $   0.81         $   0.72
                                                         ========     ========         ========


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      AND
                                   CES GROUP
                    COMBINED STATEMENT OF PARTNERS' DEFICIT

  Common                                                                     Additional    Retained
   Stock                                                          Common      Paid-in      Earnings      Partners'
Outstanding  (Dollars in Thousands, Except Per Share Data)        Stock       Capital      (Deficit)      Deficit       Total
-----------  ---------------------------------------------      --------     ----------    ---------     ---------    ---------
             CES GROUP

             Balance, December 31, 1993                           $ -        $      -      $      -      $(216,006)   $(216,006)
              Investments in and advances, net                      -               -             -           (221)        (221)
              Contributions                                         -               -             -            565          565
              Distributions                                         -               -             -         (7,133)      (7,133)
              Liabilities retained by predecessor partnerships      -               -             -          2,268        2,268
              Expenses in excess of revenues                        -               -             -        (25,895)     (25,895)
                                                                  ----       ----------    ---------     ---------    ---------
             Balance, June 29, 1994                               $ -        $      -      $      -      $(246,422)   $(246,422)
                                                                  ====       ==========    =========     =========    =========

             CHARLES E. SMITH RESIDENTIAL REALTY, INC.

             Balance, June 29, 1994                               $ -        $      -      $      -      $      -     $      -
              Contribution by Predecessors of assets,
               at historical cost, net of liabilities               -         (244,208)           -             -      (244,208)
              Proceeds of Offerings, net of underwriting
 9,049,667     discount and offering costs of $15,813               90         201,284            -             -       201,374
              Adjustment for Unit Grants                            -              285            -             -           285
              Earnings in Excess of Distributions to
               Minority Interest                                    -               -          2,841            -         2,841
              Net income                                            -               -          6,532            -         6,532
              Dividends ($.48 per share)                            -               -         (4,344)           -        (4,344)
-----------                                                       ----       ----------    ---------     ---------    ---------
 9,049,667   Balance, December 31, 1994                             90         (42,639)        5,029            -       (37,520)
              Operating Partnership equity
               exchanged for acquisitions                           -           15,491            -             -        15,491
              Conversion of Operating Partnership units
   658,456     to common stock                                       7              (7)           -             -            -
              Adjustment for Unit Grants                            -              570            -             -           570
              Net income                                            -               -          7,529            -         7,529
              Dividends ($ 1.915 per share)                         -               -        (17,693)           -       (17,693)
-----------                                                       ----       ----------    ---------     ---------    ---------
 9,708,123   Balance, December 31, 1995                             97         (26,585)       (5,135)           -       (31,623)
              Operating Partnership equity
               exchanged for acquisitions                           -            2,403            -             -         2,403
              Conversion of Operating Partnership units
   261,484     to common stock                                       3              (3)           -             -            -
              Adjustment for Unit Grants                            -              333            -             -           333
              Net income                                            -               -         10,977            -        10,977
              Dividends ($1.975 per share)                          -               -        (19,469)           -       (19,469)
-----------                                                       ----       ----------    ---------     ---------    ---------
 9,969,607   Balance, December 31, 1996                           $100       $ (23,852)    $ (13,627)    $      -     $ (37,379)
==========                                                        ====       ==========    =========     =========    =========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      AND
                                   CES GROUP
                       COMBINED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)

                                                    Charles E. Smith Residential Realty, Inc.          CES Group
                                                   -------------------------------------------   --------------------
                                                   Year Ended December 31,   June 30, 1994         January 1, 1994
                                                   -----------------------         to                    to
                                                      1996         1995     December 31, 1994       June 29, 1994
                                                   ----------   ----------  ------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $ 10,977     $  7,529        $  6,532             $(25,895)
  Minority Interest                                  19,062       17,648           8,709                    -
  Adjustments to reconcile net income
    to net cash provided by
     operating activities:
      Extraordinary item                                  -            -               -               15,195
      Consolidation costs                                 -            -               -               15,577
      Depreciation and amortization                  21,039       19,547           9,257                8,847
      Distributions in excess of earnings
       allocated to  Minority Interest                4,778        5,876               -                    -
      (Increase) decrease in escrow funds              (716)       2,107          (6,464)                (999)
      Increase in other assets                         (991)      (1,721)         (1,656)              (5,738)
      (Decrease) increase in accounts
       payable and accrued expenses                  (3,168)       2,872           3,499                5,526
      Increase in other liabilities                       -            -               -                1,323
                                               ------------    ---------    ------------         ------------
        Net cash provided by
         operating activities                        50,981       53,858          19,877               13,836
                                               ------------    ---------    ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions and development
    of rental property                              (60,173)     (55,152)        (40,005)                   -
  Additions to rental property                       (7,425)      (5,257)         (2,601)              (2,012)
  Decrease in notes receivable,
    related parties                                       -            -               -                6,247
  (Decrease) increase in related
    party payables:
    Property Service Businesses                        (635)      (8,535)          9,171                    -
    Affiliates                                         (469)        (703)          1,172                    -
    Predecessor                                        (337)          33            (681)                   -
  Cash transferred from predecessors                      -            -          15,395                    -
  (Increase) decrease in investment in
    and advances to Property Service
     Businesses and other                            (2,408)       1,939          (9,117)                   -
                                               ------------    ---------    ------------         ------------
      Net cash (used in) provided by
        investing activities                        (71,447)     (67,675)        (26,666)               4,235
                                               ------------    ---------    ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to deferred charges                      (1,720)      (1,427)           (985)                   -
  Net proceeds from sale of common stock                  -            -         201,374                    -
  Mortgages:
    Proceeds                                         31,095            -         352,354                    -
    Repayments, including prepayment penalties      (31,520)        (466)       (479,075)              (2,699)
  Notes payable:
    Proceeds                                         76,532       48,054          21,150                    -
    Repayments                                      (16,000)           -               -                    -
  Net proceeds (repayment) of notes payable,
    related parties                                       -            -         (26,232)               1,242
  Financing fees and consolidation costs                  -            -         (33,235)              (6,891)
  Dividends and distributions                       (43,309)     (41,216)        (10,212)              (5,583)
  Other, net                                           (192)           -               -               (1,206)
                                               ------------    ---------    ------------         ------------
      Net cash provided by (used in)
       financing activities                          14,886        4,945          25,139              (15,137)
                                               ------------    ---------    ------------         ------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                   (5,580)      (8,872)         18,350                2,934

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                 9,478       18,350               -               13,663
                                               ------------    ---------    ------------         ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                $      3,898    $   9,478    $     18,350         $     16,597
                                               ============    =========    ============         ============

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

     The proceeds were used to acquire the sole general partnership and a proportionate limited partnership interest in Charles E. Smith Residential Realty L.P. (the "Operating Partnership"). The Operating Partnership is the successor entity to CES Group (the "Predecessor"). Simultaneous with the Offerings, the entities that owned the properties and the related service businesses included in the CES Group transferred the properties (the "Properties") and the management, development, leasing, interior construction and renovation, engineering and technical services, and financing services business segments of the Predecessor to the Operating Partnership (or corporations in which the Operating Partnership owns substantially all of the equity) and received in exchange, directly or indirectly, units of limited partnership in the Operating Partnership. (The transferring entities and their owners, which include Robert H. Smith and Robert P. Kogod and their families, and other former owners of indirect interests in the Properties, are referred to collectively as the "Minority Interest").

     The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily residential multifamily properties. As of December 31, 1996, the Operating Partnership owned 41 existing multifamily properties containing 15,200 apartment units, and owned and operated two free-standing community retail shopping centers, aggregating 436,000 square feet. All properties are located in the Washington, D.C. metropolitan area. Additionally, the Operating Partnership owned substantially all of the equity in entities which provide multifamily and retail property management and leasing, interior construction and renovation, building engineering and technical services, and financial advisory services (collectively the "Property Service Businesses").

     The following is a summary of the assets and liabilities contributed by the Predecessor on June 30, 1994 (at historical net book value) for a 57.3% limited partnership interest in the Operating Partnership (dollar amounts in millions):

Rental and other properties, at historical cost, net
  of accumulated depreciation and amortization                             $ 293.9
Mortgage and other debt                                                     (565.1)
Other assets, net                                                             24.8
                                                                           -------
Net deficit of CES Group                                                    (246.4)

Property Service Businesses
  accounted for using the equity method                                        2.2
                                                                           -------
Net carry-over deficit transferred to the
  Operating Partnership                                                    $(244.2)
                                                                           =======


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated balance sheets as of December 31, 1996 and December 31, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995 and for the period from June 30, 1994 to December 31, 1994 include all of the accounts of the Company, the Operating Partnership and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to the Company's control as sole general partner. The Company uses the equity method of accounting for its investment in the Property Service Businesses.

     The accompanying combined statements of revenue and expenses, and of cash flows of the CES Group for the period from January 1, 1994 to June 29, 1994 include all of the accounts of the CES Group. The CES Group financial statements have been presented on a combined basis (including the Property Service Businesses) because the majority of the entities which owned the Properties and the Property Service Businesses had certain common general or limited partners and/or stockholders.

     All significant intercompany balances and transactions have been eliminated.

RENTAL PROPERTY

     The assets (including the Properties) that were merged or transferred were recorded at Predecessor cost. The Company records acquired or developed rental property at cost, which includes cost of acquisition, development, construction and interest and real estate taxes incurred during the original construction period. Ordinary repairs and maintenance, such as minor replacements and painting, are expensed as incurred; major improvements, such as new HVAC equipment, carpeting and kitchen/bath renovations, are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Depreciation on buildings and improvements is computed using the straight-line method over estimated useful asset lives as follows:


  Base building         40 years
  Land improvements     20 years
  Building components   7 to 20 years
  Tenant improvements   Shorter of remaining lease term or useful life
  Furniture, fixtures
   and equipment        5 to 10 years

DEFERRED CHARGES

     Deferred charges of the Company consist primarily of permanent loan fees, which are being amortized over the term of the notes using the effective interest rate method, and retail lease acquisition costs, which are being amortized over the term of the related lease.

REVENUE RECOGNITION

     Rental income attributable to residential leases is recognized when due from tenants. The Company requires residential tenants to initially execute a one-year lease. At the expiration of the lease term, if not renewed, the lease converts to a month-to-month basis.

     Minimum rental income attributable to retail leases is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Minimum rental income recognized in excess of payments due was $6.8 million and $5.9 million at December 31, 1996 and 1995, respectively, and is included in other assets. The lease agreements contain provisions that provide for additional rentals based on the tenants' sales volume and reimbursement from the tenants for their share of real estate taxes and certain common area maintenance costs. Additional rentals are recognized on the accrual basis.

     The future minimum lease payments to be received by the Company under noncancelable retail leases as of December 31, 1996, are as follows (in thousands):

      Year Ending
      December 31,
----------------------
          1997                $  7,589
          1998                   7,439
          1999                   7,067
          2000                   6,977
          2001                   6,598
       Thereafter               74,075
                              --------
                              $109,745
                              ========


INCOME TAXES

     Federal income taxes are not provided because the Company qualifies as a real estate investment trust under the provisions of the Internal Revenue Code of 1986, as amended. As a real estate investment trust, the Company is required to distribute at least 95% of its taxable income to shareholders and meet certain other requirements. The Company's income tax basis in its assets and liabilities was $470 million and $558 million, respectively, at December 31, 1996 and $426 million and $498 million, respectively, at December 31, 1995.

     For the years ended December 31, 1996 and 1995, dividends paid per share were characterized for income tax purposes as follows:


                                         1996                 1995
                                 -------------------  ------------------
                                 Per Share      %     Per Share    %
                                 ----------  -------  ----------   -----

            Taxable Income          $1.264     64%     $1.206        63%
            Return of Capital        0.711     36%      0.709        37%
                                    ------   -----     ------      -----
                                    $1.975    100%     $1.915       100%
                                    ======   =====     ======      =====

MINORITY INTEREST

     At the initial public offering, the Minority Interest contributed a net deficit of $244.2 million (see Footnote 1) versus the initial equity raised by the Company of $201.4 million which created a shareholders' deficit of $42.8 million. In accordance with generally accepted accounting principles, the Minority Interest's share of this deficit, $24.5 million, as well as subsequent Minority Interest activity are charged to the Company as General Partner of the Operating Partnership until the shareholders' deficit is eliminated. The Minority Interest activity consists of the following (in thousands):


Balance at June 30, 1994                                 $(24,544)
 Earnings allocated to Minority Interest         8,709
 Distributions paid to Minority Interest        (5,868)     2,841
 Other activity                                -------        263
                                                         --------

Balance at December 31, 1994                              (21,440)
 Equity exchanged for property acquisitions                 8,900
 Earnings allocated to Minority Interest        17,648
 Distributions paid to Minority Interest       (23,524)    (5,876)
 Other activity                                -------        423
                                                         --------

Balance at December 31, 1995                              (17,993)
 Equity exchanged for property acquisitions                 1,318
 Earnings allocated to Minority Interest        19,062
 Distributions paid to Minority Interest       (23,840)    (4,778)
 Other activity                                -------        183
                                                         --------
Balance at December 31, 1996                             $(21,270)
                                                         ========

     To the extent that distributions paid exceed earnings allocated to the Minority Interest, the excess is charged to the Company as General Partner of the Operating Partnership. When earnings allocated to the Minority Interest exceed distributions, the excess is credited to the Company's retained earnings.

PER SHARE DATA

     Earnings per share of the Company for the years ended December 31, 1996 and 1995 and for the period from June 30, 1994 to December 31, 1994 is computed based on weighted average shares outstanding during the period of 9.9 million, 9.3 million and 9.1 million, respectively. Weighted average Operating Partnership units not held by the Company (12 million, 12.3 million and 12.1 million units for the periods ended December 31, 1996, 1995 and 1994, respectively) may be redeemed at the Unitholders' sole discretion. At the option of the Company, such redemption may be made for cash at the then fair value of the Company's stock, or for shares of common stock of the Company on a one-for-one basis which does not have a dilutive effect. During 1996 and 1995, approximately 0.3 million and 0.7 million units, respectively, were redeemed for shares of stock. Historical per share data for periods prior to the public offering is not relevant.

     As of December 31, 1996, approximately 19.1 million shares of the Company's authorized common stock had been reserved for redemption of Operating Partnership units and 1.0 million shares were reserved under the Company's Dividend and Distribution Investment and Share Purchase Plan, respectively.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all cash and cash equivalent investments with original maturities of three months or less.

CONSOLIDATION COSTS AND EXTRAORDINARY ITEMS

     Although the Predecessor was ultimately reimbursed for all costs incurred related to the transfer of the Properties just prior to the Offerings, such costs have been reflected by the Predecessor as an expense in the Combined Statement of Revenues and Expenses for the period from January 1, 1994 to June 29, 1994, and the reimbursement has been treated as a distribution. Additionally, the extraordinary item of $15.2 million, which represents the prepayment penalties required by the lenders in retiring the mortgage debt, is reflected by the Predecessor as an expense in the Combined Statement of Revenues and Expenses as such debt retirement was required to transfer the Properties to the Operating Partnership.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions related to the net realizable value of rental property, the collectibility of accounts and notes receivable, and the outcome of asserted and unasserted claims that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 1996, the Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which provides guidance on the carrying value of long-lived assets. Implementation of the standard had no effect on the consolidated financial statements. Management assesses for impairment any property whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the estimated future net cash flows from the properties are less than its carrying value.

     The Company also implemented, on January 1, 1996,  Statement of
Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Companies electing to use the intrinsic value method must disclose the impact on net income and earnings per share as if the fair value method had been used. The Company elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies. (See Footnote 11 for additional required disclosures.)

RECLASSIFICATIONS

     Certain reclassifications of the prior years' information have been made to conform to the current year's presentation.


3.   RENTAL PROPERTY AND ACQUISITIONS

RENTAL PROPERTY

     Rental property consists of the following as of December 31 (in thousands):

                                    1996      1995
                                  --------  --------

Land, at Predecessor cost         $ 25,452  $ 25,452
Land, acquired                      55,891    34,325
Buildings and improvements,
 at Predecessor cost               427,333   421,577
Buildings and improvements,
 acquired or developed             151,324   105,760
                                  --------  --------
                                   660,000   587,114
Less: Accumulated depreciation     189,907   172,624
                                  --------  --------
                                  $470,093  $414,490
                                  ========  ========

     Depreciation expense of the Company was $17.7 million and $15.9 million for the years ended December 31, 1996 and 1995, respectively, and $7.7 million for the period from June 30, 1994 to December 31, 1994. Depreciation expense of the CES Group was $7.5 million for the period from January 1, 1994 to June 29, 1994. Repairs and maintenance expense of the Company was $11.8 million and $10.0 million for the years ended December 31, 1996 and 1995, respectively, and $7.2 million for the period from June 30, 1994 to December 31, 1994. Repairs and maintenance expense of the CES Group was $6.9 million for the period from January 1, 1994 to June 29, 1994.


ACQUISITIONS

     During 1996, the Company acquired four properties for $64.1 million, adding 1,049 apartment units. In two of the transactions, the Operating Partnership issued a total of approximately 102,000 Operating Partnership units valued at approximately $2.4 million. The conversion of these Operating Partnership units into Company common stock is restricted for up to two years. In one of the transactions, the Company assumed a $3.3 million mortgage loan.

     During 1995, the Company acquired five properties for $82.3 million adding 1,369 apartment units. In two of the transactions, the Operating Partnership issued a total of approximately 561,000 Operating Partnership units valued at $13.7 million. The conversion of these Operating Partnership units into Company common stock is restricted for up to two years. In two of the transactions, the Company assumed a total of $30.6 million in mortgage loans.


4.   INVESTMENT IN AND ADVANCES TO PROPERTY SERVICE BUSINESSES AND OTHER

     The Company uses the equity method of accounting for its investment in the Property Service Businesses, which include Smith Realty Company ("SRC"), Consolidated Engineering Services, Inc., and Smith Management Construction, Inc. These companies provide services which include property management, leasing, engineering and technical, financing and property construction and renovation. Under the equity method, the Company's investment is adjusted for its proportionate share of earnings or losses of the Property Service Businesses and by dividends received. The Operating Partnership recognized its 99% interest in the earnings of each of the Property Service Businesses which aggregated $7.8 million, $6.9 million and $3.8 million for the years ended December 31, 1996 and 1995 and for the period from June 30, 1994 to December 31, 1994, respectively. The Operating Partnership received distributions aggregating $8.9 million, $8.2 million and $4.3 million for the years ended December 31, 1996 and 1995 and for the period from June 30, 1994 to December 31, 1994, respectively.

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

     In addition to the above, SRC provided administrative services such as accounting, systems and human resources services to the Operating Partnership and Affiliates at cost and overhead in accordance with cost and executive sharing agreements. In management's opinion, the allocation methods provide reasonable estimates of the costs that would have been incurred had the services been provided by the Operating Partnership.

     Total fees and administrative services charged by the Property Service Businesses to the Operating Partnership and Affiliates follows (in thousands):

                                                      Year Ended December 31,
                                                 --------------------------------   June 30, 1994 to
                                                       1996         1995            December 31, 1994
                                                 -----------------------------------------------------
Fees Charged by Property Service Businesses to:
----------------------------------------------------
  Operating Partnership                              $ 7,969      $ 7,950                 $5,774
  Affiliates                                          31,321       28,964                  9,978

Cost of Administrative Services charged by SRC to:
----------------------------------------------------
  Operating Partnership                                7,459        8,090                  3,333
  Affiliates (1)                                       5,630        4,948                  2,862

(1) Additionally, an Affiliate was charged $0.3 million in 1995 for financial advisory services based upon estimated time incurred.

     At December 31, 1996, the Operating Partnership had net advances to the Property Service Businesses of $3.9 million reflected in the investment balance. At December 31, 1995, the Operating Partnership had net payables to the Property Service Businesses of $0.6 million reflected in Due to Related Parties.

     Combined summarized balance sheet information for the Property Service Businesses follows (in thousands):

                                       As of December 31,
                                    -----------------------
                                       1996         1995
                                     -------      -------
 Assets/(1)/
   Accounts receivable               $20,699      $14,628
   Property, net                       4,140        3,651
   Other, net                            302        2,496
                                     -------      -------
                                     $25,141      $20,775
                                     =======      =======
 Liabilities/(1)/
   Accounts payable                  $10,494      $ 9,000
   Deferred revenue                    3,758        3,912
   Due to related parties              7,130        2,150
   Other                               1,774        2,671
 Equity                                1,985        3,042
                                     -------      -------
                                     $25,141      $20,775
                                     =======      =======

   /(1)/ Balance sheets exclude $44.5 million of notes due to the Operating Partnership which, under the equity method, are eliminated for purposes of carry-over basis accounting.

     Combined summarized income statement information for the Property Service Businesses follows (in thousands):


                                     Year Ended December 31,
                                --------------------------------    June 30, 1994 to
                                  1996                1995          December 31, 1994
                                -------              -------       -------------------
 Revenues                       $62,559              $58,777               $28,245
 Operating expense               53,245               49,925                23,469
 Depreciation/amortization        1,056                1,325                   560
 Other expense, net                 391                  647                   418
                                -------              -------               -------
   Net income/(1)/              $ 7,867              $ 6,880               $ 3,798
                                =======              =======               =======


/(1)/ Represents 100% of the Property Service Businesses' net income, of which the Company's share amounted to $7.8 million, $6.9 million and $3.8 million, respectively, for the years ended December 31, 1996 and 1995 and the period from June 30, 1994 to December 31, 1994.

5.   DEFERRED CHARGES
     Deferred charges consist of the following as of December 31 (in thousands):

                                            1996     1995
                                           -------  -------

Permanent loan fees                        $19,917  $20,257
Retail lease acquisition costs               3,693    3,579
Acquisition/development costs and other      1,729      454
                                           -------  -------
                                            25,339   24,290
Less: Accumulated amortization               7,693    5,508
                                           -------  -------
                                           $17,646  $18,782
                                           =======  =======


     Amortization expense of the Company was $2.9 million and $3.1 million for the years ended December 31, 1996 and 1995, respectively, and $1.3 million for the period from June 30, 1994 to December 31, 1994. Amortization expense for the CES Group was $0.7 million for the period from January 1, 1994 to June 29, 1994.

6.   MORTGAGE LOANS

     The Operating Partnership, through its subsidiary financing partnerships, has mortgage loans consisting of the following as of December 31 (in thousands):


                           1996      1995
                         --------  --------

Mortgage Pool One        $110,140  $110,140
Mortgage Pool Two         125,214   125,214
Mortgage Pool Three       117,000   117,000
Mortgage Pool Four         31,095    31,141
Acquisition Mortgages      33,359    30,478
                         --------  --------
                         $416,808  $413,973
                         ========  ========

     These loans require monthly interest and, where applicable, principal payments and are collateralized by non-recourse first lien mortgages or deeds of trust on 33 of the 43 Properties, bear interest at a weighted-average interest rate of 8.01% and 8.13% as of December 31, 1996 and 1995, respectively, and have a weighted-average maturity of 7.2 years.

     The loan for Mortgage Pool One bears interest at a fixed rate of 8.0% and is due June 30, 1999. The loan for Mortgage Pool Two bears interest at a fixed rate of 8.3% and is due June 30, 2001. Both loans are interest only and require the Company to establish escrows to fund capital improvements and repairs, and to maintain minimum cash balances for interest and ground rent payments. The loans for Mortgage Pools One and Two contain cross collateral and cross default provisions among the separate financing partnership borrowers within each pool.

     The loan for Mortgage Pool Three is interest only, at a fixed rate of 7.99% paid monthly, through June 30, 1999, at which time principal amortization begins using a 25-year amortization schedule with a balloon payment due June 30, 2009. The loan requires a capital and repair escrow. Certain Predecessor partners guarantee $42 million of the mortgage loan secured by Mortgage Pool Three.

     In September 1996, the outstanding loan balance of $40.6 million for Mortgage Pool Four was refinanced for a new loan amount of $41 million. The ground lessor (see Note 8) has been allocated $9.9 million of the refinanced loan for which the Operating Partnership is contingently liable. The remaining $31.1 million of debt is allocated to the Operating Partnership. The loan bears interest at a fixed rate of 8.24%, paid monthly through August, 2004, at which time principal amortization begins, using a 30-year amortization schedule with a final payment due August 1, 2009.

     In connection with two of the 1995 acquisitions discussed in Note 3, the Company assumed a mortgage loan of $17.5 million with an interest rate of LIBOR plus 170 basis points (7.2% as of December 31, 1996) due June 30, 1997, and a $13.1 million mortgage loan with a fixed interest rate of 7.5% with principal amortized over 25 years and a final payment due October 31, 2020. In connection with one of the 1996 acquisitions, the Company assumed a $3.3 million mortgage loan with a fixed interest rate of 9.0% with principal amortized using a 29-year amortization schedule and a final payment due August 1, 1999. The mortgage loans are collateralized by the respective properties. (See Footnote 14 for disclosures on subsequent events).

     The scheduled principal payments for all of the mortgage loans are as follows (in thousands):

Year Ending
December 31,
------------
1997               $ 17,483
1998                    257
1999                114,559
2000                  1,873
2001                127,241
Thereafter          155,395
                   --------
                   $416,808
                   ========

7.   NOTES PAYABLE

     The Operating Partnership, through its subsidiary financing partnerships, has notes payable consisting of the following as of December 31 (in thousands):

                                                          1996     1995
                                                         -------  -------

              $100 million Acquisition Line of Credit    $ 82,050  $52,550
              $83 million Acquisition Line of Credit       30,000       --
              Construction Loan                            17,686   16,654
                                                         --------  -------
                                                         $129,736  $69,204
                                                         ========  =======

     The Company has a $100 million revolving line of credit on which borrowings bear interest at LIBOR plus 1.625% (7.155% at December 31, 1996). The line of credit matures on June 30, 1997 with two one-year extension options exercisable by the Company. The Company pays a fee of .125% on any unused portions of the line of credit. Borrowings under the line of credit are collateralized by 7 of the 43 Properties. The line of credit agreement contains certain restrictive covenants, including maintenance of minimum net worth, debt to equity ratios and cash flow coverage requirements. The maximum amounts outstanding during each year never exceeded the December 31 balances.

     During 1996, the Company obtained an additional $83 million acquisition credit facility with a term of eight and one half years. The line of credit provides for an interest rate that is fixed at the time of each borrowing at 150 basis points over a pre-determined Treasury index and is cross-collateralized with Mortgage Pool Three (Note 6). Borrowings outstanding at December 31, 1996 bear interest at a weighted-average fixed rate of 7.27% and are collateralized by two Properties. The agreement contains certain restrictive covenants including a limit on debt to asset value and maintenance of debt service coverage ratios.

     In connection with the development of the Westerly at Worldgate apartments, the Company obtained an interest-only construction loan in 1995 with interest at LIBOR plus 180 basis points (7.32% at December 31, 1996), payable monthly, due June 1, 1997. The loan is collateralized by the property. Construction of the 320-unit community was completed in December, 1995. (See Footnote 14 for disclosures on subsequent events).


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

     The base rental expense to the Company under the ground leases was $0.5 million for each of the years ended December 31, 1996 and 1995 and $0.3 million for the period from June 30, 1994 to December 31, 1994. The base rental expense for the CES Group was approximately $0.2 million for the period from January 1, 1994 to June 29, 1994. The additional rental expense to the Company under the ground leases was $2.6 million and $1.8 million for the years ended December 31, 1996 and 1995, respectively, and $1.4 million for the period from June 30, 1994 to December 31, 1994. Additional rental expense to the CES Group was approximately $1.4 million for the period from January 1, 1994 to June 29, 1994. At the expiration of the ground leases, the land and all of the improvements thereon will revert to the land owner. In most cases, the leases are subordinated to the mortgage debt on the related rental property.

     The future nominal base annual rentals as of December 31, 1996 for the ground leases are as follows (in thousands):

Year Ending
December 31,
------------
1997             $   491
1998                 491
1999                 491
2000                 491
2001                 491
Thereafter        22,290
                 -------
                 $24,745
                 =======

LITIGATION

     The Company and/or the Property Service Businesses are presently subject to legal actions or claims for damages that arise in the ordinary course of business. In the opinion of management and counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

BUILDING EMPLOYEES RETIREMENT PLAN

     Substantially all of the personnel employed at the residential
Properties are eligible and participate in the Charles E. Smith Building Employees Retirement Plan, a defined contribution plan (the "Plan"). These personnel are employed by Smith Employment Services, L.P. ("Employment Services"), a limited partnership owned by the Operating Partnership, which is the primary employer in the Plan. Employment Services is required to contribute 4% of employee-qualified earnings. The total contributions were $0.3 million in both 1996 and 1995, and $0.1 million for the six months ended December 31, 1994. Prior to the business combination, these employees were employed by the partnerships that owned the Properties. Employees of the Property Service Businesses are covered by a separate defined contribution tax-qualified retirement savings plan.


9.   RELATED-PARTY TRANSACTIONS

     The Operating Partnership conducts business with entities in which Messrs. Smith and Kogod exercise control. The following is a description of these transactions.

 . In connection with the development of the Westerly at Worldgate apartments, the Operating Partnership purchased the land for $4.7 million from an affiliate controlled by Messrs. Smith and Kogod pursuant to an agreement with the Company at the time of the initial public offering. Also, a contract was executed with an entity controlled by Messrs. Smith and Kogod to manage the construction of the apartments at a fee of 4% of hard construction costs. Construction management fees were $0.5 million for the year ended December 31, 1995 and $0.2 million for the period from June 30, 1994 to December 31, 1994. The project was completed in December, 1995.

 . For the years ended December 31, 1996 and 1995, the Company paid approximately $0.7 million and $0.3 million, respectively, in payroll reimbursements to an entity controlled by Messrs. Smith and Kogod for initial development efforts on development properties and potential development sites.

 . The two retail properties lease health club facilities to entities controlled by Messrs. Smith and Kogod. Rental income earned under these leases approximated $5.0 million, $4.8 million, and $1.9 million for the years ended December 31, 1996 and 1995, and the period from June 30, 1994 to December 31, 1994, and $1.9 million for the period from January 1, 1994 to June 29, 1994. The leases expire on December 31, 2015. Messrs. Smith and Kogod have guaranteed that the tenant for one of the facilities leased in 1991 will pay all minimum annual rent and expense pass-throughs in accordance with the terms of the agreement through June 10, 1999. In addition, one of the retail properties also leases health club equipment to the affiliated tenant under a capital lease. As of December 31, 1996 and 1995, the present value of the future minimum rental receivables approximated $0.2 million and $0.3 million, respectively, and are included in other assets in the accompanying consolidated balance sheets.

     At December 31, 1995, approximately $0.8 million was reflected in Due to Related Parties for amounts due to Affiliates and Predecessor Partners.


10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Operating Partnership for mortgages with similar terms and remaining maturities, the fair value of mortgages payable was approximately $427 million and $459 million at December 31, 1996 and 1995, respectively. The fair value of notes payable approximates the carrying value.


11.  INCENTIVE PLANS

     The Company applies Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based on the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company's net income would have been reduced by approximately $8,000 (less than $0.01 per share) for the year ended December 31, 1996. The fair value of options granted during 1996 is estimated at approximately $23,000 based on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 8.3%, volatility of 9%, risk-free interest rate of 6.3% and an expected life of 7 years.

OPTION PLANS

     The Company maintains an employee stock and unit option plan designed for executive officers and other key employees of the Company, the Operating Partnership and the Property Service Businesses. Messrs. Smith and Kogod are not eligible to participate under this plan. The Company also maintains a Director's stock option plan which provides for automatic grants of vested options, exercisable for 5,000 shares of common stock, to newly appointed non-employee directors. The plans authorize the issuance of up to 1,750,000 shares of common stock and/or units pursuant to options granted under these plans. Options outstanding under both plans are as follows:

                                                                Exercise Price     Options
                                                    Number         Per Share      Exercisable
                                                  ----------    --------------   ------------
 Shares under option, December 31, 1994             895,000          $24            20,000
 Options granted                                       --             --
 Options canceled                                      --             --
                                                   --------          ---

 Shares under option, December 31, 1995             895,000           24           199,000
 Options granted                                     40,000           24
 Options canceled                                  (100,000)          24
                                                   --------          ---

 Shares under option, December 31, 1996             835,000          $24          351,000
                                                   ========          ===          =======


     The exercise price of options granted under the plans may not be less than the fair market value of the common stock on the date of grant. Payment for shares and/or units granted under the plans may be made either in cash, or, if permitted by the option agreement, by exchanging shares of common stock of the Company having a fair market value equal to the option exercise price.

     Options granted under the employee plan have a maximum term of ten years and vest generally in three to five equal annual installments beginning on the first anniversary of the date of grant. As of December 31, 1996, 351,000 options had vested. Generally, options terminate three months after the optionee's termination of employment with the Company. The Executive Compensation Committee of the Board of Directors may provide, however, that an option may be exercised over a longer period following termination of employment, but in no event beyond the expiration date of the option.

RESTRICTED STOCK AND UNIT PLAN

     The Company maintains a restricted stock and unit plan for executive officers and other key employees of the Company, the Operating Partnership and the Property Service Businesses. Messrs. Smith and Kogod are not eligible to participate under the plan. A maximum of 300,000 shares of common stock and/or units may be issued under the plan. Restricted shares and/or units that have not vested at the time of an employee's termination of employment with the Company will be forfeited, except where such termination occurs by reason of death or disability. Any restricted shares and/or units forfeited pursuant to the vesting provisions of the plan will again be available for award under the plan. In July 1994, 95,000 restricted units were awarded to certain executive officers and key employees. These grants vest in four equal annual installments beginning on the first anniversary of the date of grant, subject to acceleration of vesting upon a change of control of the Company. During 1996, 7,500 grants were canceled and 23,750 units vested. No grants were canceled and 23,750 units vested in 1995. No grants were canceled or vested during the period from June 30, 1994 to December 31, 1994. For the years ended

December 31, 1996 and 1995 and the period from June 30, 1994 to December 31, 1994, compensation expense relating to the plan was $0.5 million, $0.6 million and $0.3 million, respectively, based on the market value of the Company's stock at the date of grant.


12.  SUPPLEMENTAL CASH FLOW DATA

     Information on non-cash investing and financing activities and cash interest paid is as follows (in thousands):

                                              CES Residential Realty, Inc                  CES Group
                                              ---------------------------------------      ---------
                                              Year Ended December 31,
                                              -----------------------
                                                                          6/30/94 to       1/1/94 to
                                                1996          1995         12/31/94         6/29/94
                                              --------      -------       ----------       ---------
Cash paid during the period
 for interest                                  $41,078      $35,376        $  16,457        $26,536
Capitalized interest                                60          675              200             --
Contribution of properties to the
 Operating Partnership                              --           --         (244,208)            --
Purchase of property in exchange
 for Operating Partnership units                 2,403       15,491               --             --
Assumption of debt on acquisitions               3,260       30,618               --             --

13.  SEGMENT OPERATIONS

     The CES Group financial statements combine the results of operations of the Properties (the rental operations) and the Property Service Businesses (multifamily and retail property management and leasing, engineering and technical, interior construction and renovation, financing services, and other services). Consequently, the following table presents operating and other information divided between the two segments of the CES Group's business (in thousands):


                                                Property
                                     Rental      Service                   Combined
                                   Operations  Businesses   Eliminations    Total
                                   ----------  -----------  -------------  --------

PERIOD FROM JANUARY 1, 1994
 TO JUNE 29, 1994:
 Revenue                              $63,496     $27,792        $     -    $91,288
 Interest income                          663         307              -        970
 Intersegment revenue                       -       1,791         (1,791)         -
                                      -------     -------        -------    -------
  Total revenue                       $64,159     $29,890        $(1,791)   $92,258
                                      =======     =======        =======    =======
 Depreciation and amortization        $ 7,897     $   763        $  (271)   $ 8,389
                                      =======     =======        =======    =======
 Operating profit                     $27,171     $ 4,173        $  (119)   $31,225
 Intersegment expense (revenue)           947      (1,066)           119          -
                                      -------     -------        -------    -------
 Net profit                           $28,118     $ 3,107        $     -    $31,225
                                      =======     =======        =======    =======
 Capital expenditures                 $ 1,913     $   306        $  ( 98)   $ 2,121
                                      =======     =======        =======    =======



14.  SUBSEQUENT EVENTS (UNAUDITED)

     On February 19, 1997, the Company issued 2.7 million shares of common stock (the Offering) at $28.375 per share for total proceeds of $72.2 million, net of underwriting discounts and other expenses totaling $4.5 million. Net proceeds from the Offering were used to repay $61.2 million of notes payable and $9 million of mortgage debt. The balance was used to fund the property acquisitions discussed below and for general corporate purposes.

     During February and March 1997, the Company completed the acquisition of three multifamily properties totaling 1,828 apartment units, for a total cost of approximately $129 million consisting of Operating Partnership Units valued at approximately $47 million, assumed debt of approximately $80 million and cash of approximately $2 million. One of the properties is subject to a 5.1% net profits interest in favor of an unaffiliated third party.

     On March 12, 1997, the underwriters of the Offering exercised their option to purchase an additional 0.4 million shares of common stock at $28.375 per share, less the underwriting discount. Net proceeds to the Company of $10.9 million were used to repay amounts outstanding on the lines of credit.

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for 1996 and 1995 is as follows (in thousands except per share data):

                                                                   Three Months Ended
                                        ----------------------------------------------------------------------------
                                          March 31, 1996     June 30, 1996    September 30,1996   December 31, 1996
                                        -------------------  --------------  -------------------  ------------------

Revenues                                          $ 39,810        $ 40,836             $ 42,894            $ 43,772
Operating expenses
 (including depreciation)                          (23,506)        (22,558)             (24,027)            (23,619)
Equity in income of Property
 Service Businesses                                  1,548           1,444                1,797               3,057
Interest expense                                   (10,411)        (10,631)             (11,206)            (11,358)
Corporate general and
 administrative expenses                              (745)           (795)                (667)               (818)
                                                  --------        --------             --------            --------
Income before Minority Interest                      6,696           8,296                8,791              11,034
Minority Interest                                   (3,687)         (4,542)              (4,818)             (6,015)
Distributions in Excess of Earnings
  Allocated to Minority Interest                    (2,268)         (1,364)              (1,094)                (52)
                                                  --------        --------             --------            --------
Net income                                        $    741        $  2,390             $  2,879            $  4,967
                                                  ========        ========             ========            ========
Net income per share                                  $.08            $.24                 $.29                $.49
                                                  ========        ========             ========            ========


                                                                   Three Months Ended
                                        ----------------------------------------------------------------------------
                                          March 31, 1995     June 30, 1995    September 30,1995   December 31, 1995
                                        -------------------  --------------  -------------------  ------------------
Revenues                                          $ 34,410        $ 35,069             $ 37,616            $ 39,238
Operating expenses
 (including depreciation)                          (19,470)        (19,512)             (21,322)            (21,581)
Equity in income of Property
 Service Businesses                                    561           1,586                1,994               2,727
Interest expense                                    (8,695)         (8,926)              (9,572)            (10,228)
Corporate general and administrative
 expenses                                             (653)           (770)                (611)               (808)
                                                  --------        --------             --------            --------
Income before Minority Interest                      6,153           7,447                8,105               9,348
Minority Interest                                   (3,545)         (4,303)              (4,611)             (5,189)
Distributions in Excess of Earnings
  Allocated to Minority Interest                    (2,263)         (1,583)              (1,249)               (781)
                                                  --------        --------             --------            --------
Net income                                        $    345        $  1,561             $  2,245            $  3,378
                                                  ========        ========             ========            ========
Net income per share                                  $.04            $.17                 $.24                $.35
                                                  ========        ========             ========            ========


                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                  Capitalized Costs Before
                                                                                                 Accumulated Depreciation at
                                                       Initial Cost               Costs               December 31, 1996
                            Encumbrances/   ------------------------------     Capitalized     ------------------------------
                             Collateral                      Building and     Subsequent to                     Building and
Properties                     Pools(1)         Land         Improvements      Acquisition         Land         Improvements
------------------------   --------------   ------------------------------   ---------------   -------------   --------------
Albemarle                       LOC           $   418          $     --         $   4,686         $   418         $  4,686
Bedford village                 Two             1,062                --            12,903           1,062           12,903
Bennington                    $12,870           6,922            22,645                88           6,922           22,733
Berkeley                       Three              108                --             1,910             108            1,910
Boulevard of Old Town           --              2,653             4,269             2,302           2,653            6,571
Calvert-Woodley                Three              172                --             2,449             172            2,449
Car Barn                        Two             3,576                --            13,426           3,576           13,426
Charter Oaks(2)                 LOC             4,387            10,280               354           4,387           10,634
Cleveland House                Three              325                --             4,067             325            4,067
Columbia Crossing              Three            4,701                --            18,330           4,701           18,330
Columbian-Stratford             One               242                --             4,426             242            4,426
Concord Village                 Two                --                --             8,523              --            8,523
Connecticut Heights          $17,245            6,956            18,695               643           6,956           19,338
Corcoran House                  One               230                --             1,979             230            1,979
Courthouse Plaza               Three               --                --            44,121              --           44,121
Crystal House I                 One                --                --            10,123              --           10,123
Crystal House II                One                --                --             9,095              --            9,095
Crystal Place                   Two             1,245                --            18,658           1,245           18,658
Crystal Square                  Two                --                --            14,465              --           14,465
1841 Columbia Road(2)         $3,245            3,611             1,873                 4           3,611            1,877
Executive Central               Two               262                --             4,432             262            4,432
Executive North                 One               245                --             4,871             245            4,871
Executive South                 Two               303                --             3,849             303            3,849
Fort Chaplin                    Two                97                --             7,715              97            7,715
Gateway Place                  Three            1,660                --            17,564           1,660           17,564
Manor                           LOC             5,809            14,807             1,203           5,809           16,010
Marbury Plaza                   One                --                --            10,099              --           10,099
Newport Village              Two/Three            281                --            15,922             281           15,922
Oakwood                          --             3,819            12,551               143           3,819           12,694
Orleans Village                 Two               700                --            13,255             700           13,255
Oxford Manor                    One               290                --             3,140             290            3,140
Patriot Village              $31,095               --                --            28,126              --           28,126
Potomac View                    LOC             2,520             6,393               417           2,520            6,810
Skyline Mall                   Three              482                --            14,476             482           14,476
Skyline Towers                  One               360                --            24,687             360           24,687
Statesman                       One               600                --             4,187             600            4,187
Suburban Tower                  LOC             1,815             5,239              (137)          1,815            5,102
2501 Porter Street             Three            1,126                --            18,194           1,126           18,194
Van Ness                        LOC            12,699            29,973                13          12,699           29,986
Water Park Towers               One             2,500                --            41,717           2,500           41,717
Westerly(3)                  $17,686            4,700            19,244               260           4,700           19,504
Windsor Towers                  One               362                --             5,421             362            5,421
Worldgate Centre                LOC             4,105                --            40,582           4,105           40,582
                                            ------------------------------   ------------------------------------------------
                                              $81,343          $145,969          $432,688         $81,343         $578,657
                                            ==============================   ================================================

                                            Accumulated         Net          Date of            Date          Depreciable
Properties                    Total         Depreciation     Property      Construction       Acquired           Lives
------------------------  -------------   ---------------  ------------  ----------------   ------------   ----------------
Albemarle                    $  5,104           $(3,325)     $  1,779          1966                --          5-40 years
Bedford village                13,965            (8,120)        5,845          1967                --          5-40 years
Bennington                     29,655              (712)       28,943           --                1995         5-40 years
Berkeley                        2,018            (1,450)          568          1961                --          5-40 years
Boulevard of Old Town           9,224              (230)        8,994           --                1995         5-40 years
Calvert-Woodley                 2,621            (1,758)          863          1962                --          5-40 years
Car Barn                       17,002            (4,817)       12,185        1982/1986             --          5-40 years
Charter Oaks(2)                15,021              (226)       14,795          1970               1996         5-40 years
Cleveland House                 4,392            (2,832)        1,560          1962                --          5-40 years
Columbia Crossing              23,031            (3,666)       19,365        1990/1991             --          5-40 years
Columbian-Stratford             4,668            (3,169)        1,499          1959                --          5-40 years
Concord Billage                 8,523            (5,437)        3,086          1967                --          5-40 years
Connecticut Heights            26,294              (724)       25,570           --                1995         5-40 years
Corcoran House                  2,209            (1,544)          665          1961                --          5-40 years
Courthouse Plaza               44,121            (9,817)       34,304        1988/1990             --          5-40 years
Crystal House I                10,123            (5,922)        4,201          1969                --          5-40 years
Crystal House II                9,095            (5,785)        3,310          1964                --          5-40 years
Crystal Place                  19,903            (6,055)       13,848          1986                --          5-40 years
Crystal Square                 14,465            (7,786)        6,679          1975                --          5-40 years
1841 Columbia Road(2)           5,488               (20)        5,468          1923               1996         5-40 years
Executive Central               4,694            (3,374)        1,320          1960                --          5-40 years
Executive North                 5,116            (3,843)        1,273          1960                --          5-40 years
Executive South                 4,152            (3,089)        1,063          1960                --          5-40 years
Fort Chaplin                    7,812            (5,750)        2,062          1963                --          5-40 years
Gateway Place                  19,224            (4,737)       14,487          1987                --          5-40 years
Manor                          21,819              (957)       20,862           --                1994         5-40 years
Marbury Plaza                  10,099            (7,171)        2,928          1966                --          5-40 years
Newport Village                16,203            (8,696)        7,507          1971                --          5-40 years
Oakwood                        16,513              (321)       16,192           --                1995         5-40 years
Orleans Village                13,955            (8,759)        5,196        1965/1966             --          5-40 years
Oxford Manor                    3,430            (2,150)        1,280          1967                --          5-40 years
Patriot Village                28,126           (14,075)       14,051     1973/1975/1977           --          5-40 years
Potomac View                    9,330              (419)        8,911           --                1994         5-40 years
Skyline Mall                   14,958            (7,347)        7,611          1977                --          5-40 years
Skyline Towers                 25,047           (14,901)       10,146          1972                --          5-40 years
Statesman                       4,787            (3,382)        1,405          1961                --          5-40 years
Suburban Tower                  6,917              (248)        6,669           --                1995         5-40 years
2501 Porter Street             19,320            (4,451)       14,869        1987/1988             --          5-40 years
Van Ness                       42,685              (312)       42,373          1970               1996         5-40 years
Water Park Towers              44,217            (9,151)       35,066          1989                --          5-40 years
Westerly(3)                    24,204              (612)       23,592          1995                --          5-40 years
Windsor Towers                  5,783            (3,823)        1,960          1965                --          5-40 years
Worldgate Centre               44,687            (8,944)       35,743          1990                --          5-40 years
                          -------------  ---------------  ------------
                             $660,000         $(189,907)     $470,093
                         ==============  ===============  ============

     The aggregate cost for Federal income tax purposes of the Company's investment in real estate was approximately $652.4 million and $577.6 million at December 31, 1996 and 1995, respectively. The changes in total real estate and accumulated depreciation for the three years ended December 31 are as follows (in thousands):

                                   Total Real Estate Assets
                               ---------------------------------
                                 1996        1995         1994
                               --------    ---------    --------

BALANCE, beginning of year     $587,114    $471,920     $437,019
 Acquisitions                    65,836     110,487       29,394
 Improvements                     7,425       4,709        5,507
 Retirements and write-offs        (375)         (2)          --
                               --------    --------     --------
BALANCE, end of year           $660,000    $587,114     $471,920
                               ========    ========     ========

                                   Accumulated Depreciation
                               ---------------------------------
                                 1996        1995         1994
                               --------    --------     --------
BALANCE, beginning of year     $172,624    $156,707     $141,475
 Depreciation expense            17,658      15,917       15,232
 Retirements and write-offs        (375)         --           --
                               --------    --------     --------
                               $189,907    $172,624     $156,707
                               ========    ========     ========


                                 EXHIBIT INDEX

     ITEM                           DOCUMENT                                      PAGE (if included herein)
     ----                           --------                                      ----
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

     **2.4  Assignment and Assumption Agreement by Residential
            Associates Limited Partnership and Charles E. Smith Residential
            Realty L.P.

     **2.5  Debt Assumption Agreement and Accord and Satisfaction of
            Debt by Charles E. Smith Management, Inc. and Charles E.
            Smith Residential Realty L.P.

     **2.6  Debt Contribution Agreement between Charles E. Smith
            Management, Inc. and Charles E. Smith Residential Realty L.P.
            (the "Operating Partnership")

      *3.1  Amended and Restated Articles of Incorporation of Charles E.
            Smith Residential Realty, Inc. (the "Company")

       3.2  Amended and Restated Bylaws of the Company (Incorporated by
            reference to the same titled and numbered exhibit in the
            Company's Registration Statement on Form S-3 (File No. 33-
            93986)

     **4.1 First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended

     **4.2  Certificate of Limited Partnership of the Operating Partnership

    **10.1 Noncompetition Agreement by and among the Company, the Operating Partnership and Robert P. Kogod

    **10.2  Registration Rights and Lock-up Agreement

    **10.3  Pledge Agreement



     ITEM                           DOCUMENT                                      PAGE
     ----                           --------                                      ----
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

   **10.20  Agreement of Limited Partnership of Smith Property Holdings
            One (D.C.) L.P.

    *10.21  Certificate of Incorporation of Smith Two, Inc.

    *10.22  By-Laws of Smith Two, Inc.

   **10.23  Agreement of Limited Partnership of Smith Property Holdings
            Two L.P.



     ITEM                           DOCUMENT                                      PAGE
     ----                           --------                                      ----
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

    *10.26  By-Laws of Smith Three, Inc.

   **10.27  Agreement of limited Partnership of Smith Property Holdings
            Three L.P.

   **10.28  Agreement of Limited Partnership of Smith Property Holdings
            Three (D.C.) L.P.

    *10.29  Certificate of Incorporation of Smith Four, Inc.

    *10.30  By-Laws of Smith Four, Inc.

   **10.31  Agreement of Limited Partnership of Smith Property Holding
            Four L.P.

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


     ITEM                           DOCUMENT                                      PAGE
     ----                           --------                                      ----
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



     ITEM                           DOCUMENT                                      PAGE
     ----                           --------                                      ----
     10.50  Multifamily Note of Smith Two D.C. to GMAC (Incorporated by
            reference to Exhibit No. 10.12 of the Company's Quarterly
            Report on Form 10-Q for the Quarter Ended June 30, 1994)

     10.51  Supplemental Loan Agreement by and among Smith Property
            Holdings One L.P. ("Smith One D.C."), Smith Property Holdings
            One (D.C.) L.P. ("Smith One D.C.") and GMAC (Incorporated by reference to Exhibit No. 10.13 of the Company's Quarterly
            Report on Form 10-Q for the Quarter Ended June 30, 1994)

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

   **10.58  Agreement of Limited Partnership of Smith Employment
            Services L.P.

   **10.59  Certificate of Limited Partnership of Smith Employment Services
            L.P.

     10.60  Second Restated and Amended Agreement of Limited
            Partnership of First Herndon Associated Limited Partnership
            (Incorporated by reference to Exhibit No. 10.1 of the Company's
            Quarterly Report on Form 10-Q for the Quarter Ended June 30,
            1995)

     10.61  Second Amendment to the Certificate of Limited Partnership of
            First Herndon Associates Limited Partnership (Incorporated by reference to Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995)



     ITEM                           DOCUMENT                                      PAGE
     ----                           --------                                      ----
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

  ***10.66  Certificate of Incorporation of Smith Seven, Inc.

  ***10.67  By-Laws of Smith Seven, Inc.

  ***10.68  Agreement of Limited Partnership of Smith Property Holdings
            Seven L.P.

  ***10.69 Commitment for Mortgage Loan to the Operating Partnership from Northwestern Mutual Life Insurance Company

        21  Subsidiaries of the Registrant                                        E-1

      23.1  Consent of Arthur Anderson LLP                                        E-2

---------------------
* Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-11, No. 33-75288.

** Incorporated by reference to the same titled and numbered exhibit in the Company's Form 10-K for the year ended December 31, 1994.

*** Incorporated by reference to the same titled and numbered exhibit in the Company's Form 10-K for the year ended December 31, 1995.