Form 10-Q
period 1997-03-31
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 1997-05-14
CIK 919004

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              --------------------

                                   FORM 10-Q

       X        Quarterly Report Pursuant to Section 13 or 15(d)
      ---          of the Securities Exchange Act of 1934
                    For the quarter ended March 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ___

     As of May 2, 1997, there were 13,237,735 Shares of Common Stock of the Registrant issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                   FORM 10-Q
                                     INDEX



                                                                Pages
                                                                -----
PART I - FINANCIAL INFORMATION

   Item 1: Financial Statements

      Charles E. Smith Residential Realty, Inc. Financial
      Statements as of March 31, 1997 and December 31, 1996,
      Filed as a Part of This Report

      Consolidated Balance Sheets                                 3

      Consolidated Statements of Operations                       4

      Consolidated Statements of Shareholders' Equity             5

      Consolidated Statements of Cash Flows                       6

      Notes to Consolidated Financial Statements                  7

   Item 2:  Management's Discussion and Analysis of
            Financial Condition and Results of Operations         10

PART II - OTHER INFORMATION                                       19

SIGNATURES                                                        20

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                  March 31, 1997            December 31, 1996
                                                              ---------------------         -----------------
                                                                  (Unaudited)

      ASSETS
Rental property, at predecessor cost, net                     $           265,261           $         267,658
Rental property, acquired and developed, net                              330,847                     202,435
Cash and cash equivalents                                                   1,221                       3,898
Tenants' security deposits                                                  3,515                       3,521
Escrow funds                                                                8,761                       6,087
Investment in and advances to Property Service Businesses
    and other                                                              16,099                      10,756
Deferred charges, net                                                      17,268                      17,646
Other assets                                                                9,310                      10,210
                                                              ---------------------         ------------------
                                                              $           652,282           $         522,211
                                                              =====================         ==================
      LIABILITIES AND EQUITY
Liabilities
    Mortgage loans                                            $           487,778           $         416,808
    Notes payable                                                          57,650                     129,736
    Accounts payable and accrued expenses                                  12,772                       9,525
    Tenants' security deposits                                              3,515                       3,521
                                                              --------------------          ------------------
      Total liabilities                                                   561,715                     559,590
                                                              --------------------          ------------------

Minority Interest                                                          45,633                           -

Commitments and contingencies

Shareholders' equity
    Common stock - $.01 par value; 95,000,000 shares
      authorized; 13,232,953 and 9,969,607 shares issued
      and outstanding at March 31, 1997 and
      December 31, 1996, respectively                                         133                         100
    Additional paid-in capital - including contributed
      deficit of $244,208                                                  51,512                     (23,852)
    Retained deficit                                                       (6,711)                    (13,627)
                                                              --------------------          ------------------
      Total shareholders' equity                                           44,934                     (37,379)
                                                              --------------------          ------------------

                                                              $           652,282           $         522,211
                                                              ====================          ==================


        The acompanying notes are an integral part of these statements.
                                       3

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in Thousands, Except Per Share Amounts)


                                                        (Unaudited)
                                                    For the Three Months
                                                       Ended March 31,
                                                ------------------------------
                                                     1997            1996
                                                -------------    -------------
RENTAL PROPERTIES
  Revenues                                      $      44,776    $      38,837

  Expenses
     Operating Costs                                   16,434           15,426
     Real estate taxes                                  2,917            2,442
     Depreciation and amortization                      4,851            4,392
                                                -------------    -------------
        Total expenses                                 24,202           22,260

PROPERTY SERVICE BUSINESSES
  Equity in income of Property
      Service Businesses                                  809            1,548

Corporate general and administrative
    expenses                                           (1,391)          (1,287)
Interest expense                                      (11,427)         (10,411)
Interest income                                           231              269
                                                -------------    -------------

Net income of the Operating Partnership                 8,796            6,696

Minority Interest                                      (4,613)          (3,687)

Distributions in excess of earnings
    allocated to Minority Interest                        --            (2,268)
                                                -------------    -------------

Net Income                                      $       4,183    $         741
                                                =============    =============

Net income per share                            $        0.36    $        0.08
                                                =============    =============

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


  Common                                                                          Additional        Retained
   Stock                                                               Common       Paid-in         Earnings
Outstanding   (Dollars in Thousands, Except Per Share Data)             Stock       Capital         (Deficit)          Total
-----------   --------------------------------------------------------------------------------------------------------------------
 9,708,123       Balance, December 31, 1995                          $     97     $   (26,585)     $   (5,135)     $   (31,623)
                   Operating Partnership equity
                     exchanged for acquisitions                            -            2,403              -             2,403
                   Conversion of Operating Partnership units
   261,484           to common stock                                        3              (3)             -                -
                   Adjustment for Unit Grants                              -              333              -               333
                   Net income                                              -               -           10,977           10,977
                   Dividends ($1.975 per share)                            -               -          (19,469)         (19,469)
----------                                                           --------     -----------      ----------      -----------
 9,969,607       Balance, December 31, 1996                               100         (23,852)        (13,627)         (37,379)
                   Operating Partnership equity
                     exchanged for acquisitions                            -           47,129              -            47,129
                   Proceeds of Offering, net of underwriting
 3,105,000           discount and offering costs of $5,136                 31          82,937              -            82,968
                   Conversion of Operating Partnership units
   158,346           to common stock                                        2              (2)             -                -
                   Adjustment for Unit Grants                              -              134              -               134
                   Adjustment for Minority Interest                        -          (54,871)          7,813          (47,058)
                   Other                                                   -               37              -                37
                   Net income                                              -               -            4,183            4,183
                   Dividends ($0.505 per share)                            -               -           (5,080)          (5,080)
----------                                                           --------     -----------      ----------      -----------

13,232,953       Balance, March 31, 1997 (unaudited)                 $    133     $    51,512      $   (6,711)     $    44,934
==========                                                           ========     ===========      ==========      ===========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                   (Unaudited)
                                                                               For the Three Months
                                                                                  Ended March 31,
                                                                    -----------------------------------------
                                                                          1997                    1996
                                                                    -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $         4,183         $           741
   Minority Interest                                                           4,613                   3,687
   Adjustments to reconcile net income
    to net cash provided by operating activities:
       Depreciation and amortization                                           5,629                   5,164
       Distributions in excess of earnings
          allocated to Minority Interest                                           -                   2,268
       Increase in escrow funds                                               (2,674)                 (1,664)
       Decrease (increase) in other assets                                       875                     (98)

       Increase (decrease) in accounts payable and accrued expenses            3,247                    (982)
                                                                    -----------------       -----------------
          Net cash provided by operating activities                           15,873                   9,116
                                                                    -----------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions and development of rental property                            (1,811)                (17,131)
   Additions to rental property                                               (1,696)                   (824)
   Decrease in related party payables:
       Property Service Businesses                                                -                     (589)
       Predecessor                                                                -                     (625)
   Increase in investment in and advances
       to Property Service Businesses and other                               (5,309)                 (2,682)
   Other                                                                          25                  (1,000)
                                                                    -----------------       -----------------
         Net cash used in investing activities                                (8,791)                (22,851)
                                                                    -----------------       -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to deferred charges                                                (332)                   (771)
   Mortgages:
       Proceeds                                                                   -                       -
       Repayments                                                             (9,194)                   (174)
   Notes payable:
       Proceeds from draws                                                        -                   31,032
       Repayments                                                            (72,086)                (13,100)
   Net offering proceeds                                                      82,968                      -
   Dividends and distributions                                               (11,115)                (10,725)
                                                                    -----------------       -----------------
         Net cash (used in) provided by financing activities                  (9,759)                  6,262
                                                                    -----------------       -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (2,677)                 (7,473)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 3,898                   9,478
                                                                    -----------------       -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $         1,221         $         2,005
                                                                    -----------------       -----------------
SUPPLEMENTAL INFORMATION:
   Purchase of properties in exchange for Operating
       Partnership units                                             $        47,129         $           513
   Assumption of debt on acquisition                                          80,164                      -
   Capitalized interest                                                            8                      -
   Exercise of unit options                                                       37                      -


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.        BASIS OF PRESENTATION

          The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty, Inc. (the "Company") and Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to the Company's control as sole general partner. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of March 31, 1997 and the results of operations for the interim periods ended March 31, 1997 and 1996. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K.

          The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily residential multifamily properties. As of March 31, 1997, the Operating Partnership owned 44 existing multifamily properties containing 17,028 apartment units, and two retail shopping centers aggregating 436,000 square feet. Additionally, the Operating Partnership owns substantially all of the economic interest in entities which provide multifamily and retail property management, leasing and development services, property renovation, construction and construction management services, building engineering and technical services, and financial advisory services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its investment in the Property Service Businesses.

2.        ACQUISITIONS

          The Company, through the Operating Partnership, acquired 1,452 apartment units in February 1997 through the purchase of two high-rise properties in Crystal City, Virginia. A 540-unit building was acquired for a total cost of approximately $43.0 million consisting of 307,000 limited partnership units of the Operating Partnership valued at $8.7 million, assumed debt of $34.0 million (at fair market value) and acquisition related costs of approximately $0.3 million. This property is subject to a 5.1% net profits interest in favor of an unaffiliated third party. A 912-unit building was purchased for a total cost of approximately $69.8 million consisting of 842,500 limited partnership units of the Operating Partnership valued at $23.9 million, assumed debt of $45.0 million (at fair market value) and cash of $0.9 million.

          In March 1997, the Company acquired a 376-unit property in northwest Washington, D.C. for a total cost of approximately $16.3 million consisting of 510,700 limited partnership units of the Operating Partnership valued at $14.5 million, assumed debt of $1.2 million, and acquisition related costs of approximately $0.6 million.

          As a result of these acquisitions, the stock offering (see Note 3) and the conversion of partnership units into shares, the Company's weighted average ownership percentage of the Operating Partnership increased from 44.9 % for the three months ended March 31, 1996 to 47.6% for the three months ended March 31, 1997.


3.        STOCK OFFERING

          During the first quarter of 1997, the Company completed a follow-on equity offering and issued 3.1 million shares of common stock (the Offering) at $28.375 per share totaling $83.0 million, net of underwriting discounts and other expenses totaling $5.1 million. Net proceeds from the Offering were used to repay $72.1 million of notes payable and $9 million of mortgage debt and to fund the property acquisitions.


4.        PER SHARE DATA

          Earnings per share of the Company for the three months ended March 31, 1997 and 1996 is computed based on 11.5 million and 9.8 million shares, respectively, which represents the weighted average number of shares and common stock equivalents outstanding during the periods. Operating Partnership units not held by the Company (weighted average of 12.6 million and 12.0 million, respectively, for the quarters ended March 31, 1997 and 1996) may be redeemed at the Unitholders' sole discretion. At the option of the Company, such redemption may be made for cash at the then fair value of the Company's stock, or for shares of common stock of the Company on a one-for-one basis which does not have a dilutive effect. During the three months ended March 31, 1997, 158,346 units were redeemed for shares of stock.

5.        NEW ACCOUNTING PRONOUNCEMENTS

          During 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128) which requires entities to exclude the effect of potentially dilutive securities in the calculation of primary earnings per share. The standard will be effective for interim and annual periods ending after December 15, 1997 and will require restatement of comparative prior-period data. Had the standard been implemented during the first quarter of 1997, both current and prior period earnings per share would have been unchanged. Management does not expect this standard to have any significant impact upon implementation.

          The FASB also issued Statement of Financial Accounting Standard No. 129, "Disclosure of Information About Capital Structure" which expands the number of companies subject to existing disclosure requirements for securities other than common stock. The standard will have no impact on the Company since it already complies with such disclosure requirements.


6.        RECLASSIFICATIONS

          The Company changed the classification of certain senior management payroll costs from property operating expenses to corporate general and administrative expense. Management believes this reclassification more accurately reflects property operations and is consistent with industry practice. Amounts for the period ended March 31, 1996 have been reclassified to conform to the current year's presentation. Had this reclassification not been made, property operating expenses would have been higher and corporate general and administrative expenses would have been lower by $0.5 million for each of the periods ended March 31, 1997 and 1996.

          Certain other reclassifications have also been made to the prior year amounts to conform to the current year's presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three months ended March 31, 1997 and 1996 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles
E. Smith Residential Realty, Inc. (the "Company"), Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to its control as sole general partner.


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


RENTAL PROPERTIES

     Revenues, expenses and income from the multifamily and retail properties for the three months ended March 31, 1997 and 1996 were as follows (in thousands):


                                                Three Months Ended March 31,
                                                ----------------------------
                                                     1997       1996/(1)/
                                                     ----       ----
Multifamily Properties - Core/(2)/
   Revenues                                        $ 37,210   $ 36,298
   Expenses                                         (16,265)   (16,882)
                                                   --------   --------
   Income before depreciation                      $ 20,945   $ 19,416
                                                   ========   ========

Multifamily Properties -
  Acquisitions and Development
   Revenues                                        $  5,124   $     97
   Expenses                                          (2,238)       (38)
                                                   --------   --------
   Income before depreciation                      $  2,886   $     59
                                                   ========   ========
Retail Properties
   Revenues                                        $  2,442   $  2,442
   Expenses                                            (848)      (948)
                                                   --------   --------
   Income before depreciation                      $  1,594   $  1,494
                                                   ========   ========
Total Rental Properties
   Revenues                                        $ 44,776   $ 38,837
   Expenses                                         (19,351)   (17,868)
   Depreciation and amortization                     (4,851)    (4,392)
                                                   --------   --------
Income from Rental Properties                      $ 20,574   $ 16,577
                                                   ========   ========


/(1)/ Reclassified for comparison purposes.  See Note 6 to the Financial
      Statements.
/(2)/ Represents properties owned as of December 31, 1995.

PROPERTY SERVICE BUSINESSES

          Revenues, expenses and income from the various Property Service Businesses for the three months ended March 31, 1997 and 1996 were as follows (in thousands):


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1997              1996
                                                       ----              ----
Multifamily and Retail Property
Management Services
   Revenues                                         $  2,561           $  3,107
   Expenses                                           (2,404)            (2,192)
                                                    --------           --------
   Income before depreciation
   and amortization                                 $    157           $    915
                                                    ========           ========

Interior Construction and Renovation
Services
   Net fee revenues                                 $  1,351           $  1,031
   Expenses                                           (1,223)            (1,167)
                                                    --------           --------
   Income before depreciation
   and amortization                                 $    128           $   (136)
                                                    ========           ========
Engineering and Technical Services
(including reimbursed costs)
   Revenues                                         $ 12,301           $  9,679
   Expenses                                          (11,273)            (9,026)
                                                    --------           --------

   Income before depreciation
   and amortization                                 $  1,028           $    653
                                                    ========           ========
Financing Services
   Revenues                                         $      0           $    669
   Expenses                                             (243)              (287)
                                                    --------           --------

   Income before depreciation
   and amortization                                 $   (243)          $    382
                                                    ========           ========
Total Property Services
   Revenues                                         $ 16,213           $ 14,486
   Expenses                                          (15,143)           (12,672)
   Depreciation and amortization                        (261)              (266)
                                                    --------           --------

Income from Property
  Service Businesses                                $    809           $  1,548
                                                    ========           ========


RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1997 to Three Months Ended March 31, 1996.

          Summary. Net income of the Operating Partnership increased $2.1 million, or 31.4%, from $6.7 million for the three months ended March 31, 1996 to $8.8 million for the three months ended March 31, 1997. Funds from Operations ("FFO") of the Operating Partnership increased $2.6 million, or 23.1%, from $11.0 million to $13.6 million during the same period. Net income of the Company increased from $0.7 million, or $.08 per share, for the three months ended March 31, 1996 to $4.2 million, or $0.36 per share, for the three months ended March 31, 1997. FFO of the Company increased 30.3%, from $5.0 million to $6.5 million during the same period. The increases in both net income and FFO are primarily attributable to the acquisition of six apartment properties during 1996 and the first quarter of 1997. In addition, income from the core portfolio increased nearly 8% over the prior year period due to both increased rents and expense savings. These increases in income were partially offset by higher interest expense related to the acquisitions as well as decreased income from the Property Service Businesses. Also, there were no excess distributions to the Minority Interest during the first quarter which increased the Company's net income by $2.3 million.

          Rental Properties. Revenue from all rental properties increased $5.9 million, or 15.3%, from $38.8 million for the three months ended March 31, 1996 to $44.7 million for the three months ended March 31, 1997. The six acquisition and development properties (defined as properties acquired or developed subsequent to December 31, 1995) contributed approximately 85%, or $5.0 million, of the total rental revenue increase. Three of the acquisitions (comprising 1,002 apartment units) were completed during 1996 and three (comprising 1,828 units) were completed in the first quarter of 1997. The core portfolio contributed the remaining increase in revenue of $0.9 million, a 2.5% increase over the prior year period.

          Average monthly revenue per core apartment increased from $852 during the first quarter of 1996 to $874 per unit during the current quarter primarily due to rent increases initiated during 1996. In addition, revenue-enhancing initiatives such as the premium for month-to-month leases and the non-refundable move-in fee generated approximately $0.3 million in revenue over the comparable prior year period. However, these increases were partially offset by higher than expected vacancies during January and February, particularly for furnished apartments at Gateway Place. As a result, net revenues from furnished apartments were flat and average economic occupancy for the core portfolio was down to 95.9% for the three months ended March 31, 1997 compared to 96.5% for the comparable prior year quarter. However, aggressive efforts by management brought occupancy back up to 96.4% in March with substantial improvement in leasing of furnished apartments.

          Retail revenues during the three months ended March 31, 1997 were unchanged compared to the prior year period primarily due to vacancies which offset rent increases. Unamortized deferred rents were written off for one tenant at Skyline Mall and three tenants at Worldgate Centre who either vacated or declared bankruptcy during the quarter. Although average occupancy for Skyline Mall was essentially unchanged compared to the prior year's first quarter, occupancy at Worldgate Centre declined from 100% to 97.4%, respectively, for the three months ended March 31, 1996 and 1997.

          Expenses from all rental operations (including depreciation) increased $1.9 million, or 8.7%, from $22.3 million during the first quarter of 1996 to $24.2 million during the current quarter. The six properties in the acquisition/development portfolio contributed additional depreciation expense of
$0.5 million and other property operating expenses of $2.2 million.   These
increases were offset by expense reductions in both the core and retail portfolios of $0.6 million (3.7%) and $0.1 million (10.6%), respectively. Core expenses decreased primarily due to a much milder winter in 1997 compared to 1996 resulting in savings of $0.7 million in utility costs which were partially offset by higher real estate taxes in 1997. Retail expenses at Skyline Mall decreased in 1997 due to a large maintenance project in 1996 which could not be passed through to the tenants.

          Property Service Businesses. Income from the Property Service Businesses decreased from $1.5 million during the first quarter of 1996 to $0.8 million for the first quarter of 1997. The decrease was primarily due to the fact that no financing services fees were earned during the quarter. Also, 1996 results reflect a non-recurring fee of $0.6 million related to the termination of a management agreement with a hotel owned by a related party. These decreases were partially offset by higher income for both Engineering and Technical Services and Interior Construction and Renovation Services. The Company uses the equity method of accounting for investments in the Property Service Businesses.

          During the three months ended March 31, 1997, Interior Construction and Renovation Services' net fee revenue increased $0.3 million, or 31.0%, with no significant increase in expenses compared to the prior year quarter. The revenue increase was due primarily to the addition of several large general contracting projects for third party clients during the first quarter of 1997 compared to the prior year. Expenses remained relatively unchanged due partially to the prior year's severe winter weather which resulted in project delays and higher than usual unbillable labor.

          Revenues for Multifamily and Retail Property Management decreased $0.5 million, or 17.6%, during the first quarter of 1997 as compared to the comparable prior year quarter due primarily to the non-recurring fee of $0.6 million earned in 1996 in connection with the termination of a management agreement with a hotel owned by a related party.

          Engineering and Technical Services revenue increased $2.6 million, or 27.1%, during the first quarter with resulting increases of 24.9% in expenses and 57.4% in income. Two new contracts for HVAC operations and maintenance as well as significant additional work under existing contracts contributed approximately $1.5 million of the increased revenues. Typically, contract extras earn higher margins than base contract work. The balance of the revenue increase was generated by several large repair and replacement projects for affiliated partnerships.

          Other. Corporate general and administrative expenses increased 8.1%, due primarily to write-offs of capitalized costs for terminated acquisition projects. Interest expense increased $1.0 million, or 9.8%, due to additional borrowings for completed acquisitions and development.

          As a result of the follow-on equity offering completed during the first quarter of 1997 (see LIQUIDITY AND CAPITAL RESOURCES), the original Minority Interest deficit created at the initial public offering was eliminated. Therefore, distributions to the Minority Interest which exceed allocated earnings are no longer charged to the Company as General Partner of the Operating Partnership but are charged directly against the Minority Interest. Distributions in excess of earnings allocated to Minority Interest of $2.3 million for the three months ended March 31, 1996 have no effect on FFO.

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

          Funds from Operations for the three months ended March 31, 1997 and 1996 are computed as follows (in thousands):


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     1997              1996
                                                     ----              ----
Net Income of the Operating Partnership            $ 8,796            $ 6,696

Depreciation of Real Property                        4,851              4,392
                                                   -------            -------
Funds from Operations of the
   Operating Partnership                            13,647             11,088

Minority Interest                                   (7,157)            (6,106)
                                                   -------            -------

Attributable to Shareholders                       $ 6,490            $ 4,982
                                                   =======            =======



LIQUIDITY AND CAPITAL RESOURCES

          Summary. Net cash flow provided by operating activities increased $6.8 million from $9.1 million for the three months ended March 31, 1996 to $15.9 million for the three months ended March 31, 1997. The increase is a result of an additional $2.6 million of FFO of the Operating Partnership and an increase of $4.2 million in accounts payable due primarily to property acquisitions and accrued real estate taxes.

          Net cash flow used by the Company in investing activities was $8.8 million for the three months ended March 31, 1997 versus $22.9 million for the three months ended March 31, 1996. The decrease of $14.1 million was due primarily to cash acquisitions made during the first quarter of 1996 versus unit swap acquisitions during the first quarter of 1997. Partially offsetting the decrease was additional investments and advances to the Property Service Businesses of $2.6 million.

          Net cash flows used by financing activities was $9.8 million for the three months ended March 31, 1997 compared to $6.2 million provided by financing activities in the first quarter of 1996 for a net decrease of $16 million. During the first quarter of 1997, the Company issued 3.1 million shares of common stock in an equity offering at $28.375 per share resulting in proceeds of $83.0 million, net of underwriting discounts and other expenses totaling $5.1 million. In conjunction with this offering, the Company acquired three properties and repaid $72.1 million on the line of credit and $9.0 million of mortgage debt. During the three months ended March 31, 1996, however, the Company had net borrowings on the line of credit of $18 million to fund the acquisitions made during that quarter. During the three months ended March 31, 1997 and 1996, the Company and the Operating Partnership paid dividends/distributions of $11.1 million and $10.7 million, respectively, or $ 0.505 and $0.49 per share/unit.


Debt

          The Company completed the acquisition of three multifamily properties during the quarter totaling 1,828 apartment units, for a total cost of $129.1 million consisting of Operating Partnership Units valued at $47.1 million, assumed debt of $80.2 million and cash of approximately $1.8 million. One of the properties is subject to a 5.1% net profits interest in favor of an unaffiliated third party.

          As of March 31, 1997, the Company had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 8%, as follows:


                                              Dollars in    % of
                                              Thousands     Total
                                              -----------   -----

Long-term mortgage debt
(maturities greater than 1 year)
 Fixed rate                                    $479,579     87.9%

Short-term mortgage debt
(maturities less than 1 year)
 Variable rate                                    8,199      1.5%

$100M Acquisition Line of Credit                 27,650      5.1%
$83M Acquisition Line of Credit                  30,000      5.5%
                                               --------      ----

                                               $545,428    100.0%
                                               ========    ======


          The Company had $125.4 million of unused borrowing capacity available on lines of credit as of March 31, 1997. Amounts outstanding under lines of credit averaged $90.2 million for the three months ended March 31, 1997 compared to $60.0 million for the three months ended March 31, 1996. In April 1997, the Company renegotiated the terms of its existing $100 million line of credit. The revised line reduces by 38 to 65 basis points the current spread over the London Interbank Offering Rate (LIBOR), based on the outstanding balance and the value of the collateral. In addition, maturity has been extended until June 30, 2000 and several covenants in the agreement were modified to provide the Company greater flexibility.

          As of March 31, 1997, the Company's Debt to Total Market Capitalization Ratio was 42.9%, based on 13.2 million shares and 13.5 million partnership units outstanding at a stock price of $27.125. The Company's Debt Coverage Ratio for the three months ended March 31, 1997 was 2.36 to 1.

Capital Expenditures

          For the three months ended March 31, 1997, total capital improvements were $1.7 million, of which $1.5 million, or $106 per core apartment unit, were for the core portfolio. Approximately 50% of the capital expenditures on the core portfolio are considered by management to be revenue generating or economic improvements, as shown below, which the Company believes directly affect its ability to increase rents. The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to increase rents and are considered non-revenue generating. A summary of core capital expenditures follows:


                               Total $        Actual # of     Average $ Per     Average $ Per
Expenditure Type                Spent       Units Improved    Unit Improved       Core Unit
----------------             -----------    --------------    -------------     -------------
                            (in thousands)

Installations/Replacements:
   Appliances                   $  172            298           $    577           $   12
   Carpet                          389            245              1,588               28
   Other                            27             21              1,286                2
Renovations:
   Kitchen                          45             21              2,143                3
   Bath                            116            131                885                8
                                ------                                             ------
Total revenue generating
  improvements                     749                                                 53

Non-revenue generating
  improvements                     755                                                 53
                                ------                                             ------

Total capital expenditures
  - core portfolio              $1,504                                             $  106
                                ======                                             ======


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CHARLES E. SMITH RESIDENTIAL REALTY, INC.

May 14, 1997              By:  /s/   W. D. Minami
                               -------------------------------------------------
                               W. D. Minami
                               Senior Vice President and Chief Financial Officer
                               of Charles E. Smith Residential Realty, Inc.
                               (on behalf of the Registrant and as Principal
                               Financial Officer)

                                    PART II

Item 1.  Legal Proceedings.

      None.


Item 2.  Changes in Securities.

      None.


Item 3.  Defaults Upon Senior Securities.

      None.


Item 4.  Submission of Matters to a Vote of Security-Holders.

      None.


Item 5.  Other Information.

      None.


Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits:

              None.

      (b) Reports on Form 8-K

              A Current Report of the Company on Form 8-K was filed on February 3, 1997, describing and providing certain financial statements for three real estate properties to be acquired by an affiliate of the Company.

              A Current Report of the Company on Form 8-K was filed on February 21, 1997 describing a registered offering of stock in the Company and providing in connection therewith the underwriting agreement and opinion of outside counsel regarding the legality of the issuance of such stock.