Form 10-Q
period 1997-06-30
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 1997-08-11
CIK 919004

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                   FORM 10-Q
                                     INDEX



                                                                           Pages
                                                                           -----
PART I - FINANCIAL INFORMATION

   Item 1: Financial Statements

        Charles E. Smith Residential Realty, Inc. Financial
        Statements as of June 30, 1997 and December 31, 1996,
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

                       PART I. - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                  CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                         June 30, 1997           December 31, 1996
                                                                                       -----------------         -----------------
                                                                                          (Unaudited)
ASSETS

Rental property, at predecessor cost, net                                              $         263,786         $         267,658
Rental property, acquired and developed, net                                                     329,856                   202,435
Rental property, under development                                                                12,742                         -
Cash and cash equivalents                                                                          7,290                     3,898
Tenants' security deposits                                                                         3,112                     3,521
Escrow funds                                                                                       8,998                     6,087
Investment in and advances to Property Service Businesses
    and other                                                                                     14,356                    10,756
Deferred charges, net                                                                             16,274                    17,646
Other assets                                                                                      12,501                    10,210
                                                                                       -----------------         -----------------
                                                                                       $         668,915         $         522,211
                                                                                       =================         =================

LIABILITIES AND EQUITY

Liabilities
   Mortgage loans                                                                      $         487,342         $         416,808
   Notes payable                                                                                  56,000                   129,736
   Accounts payable and accrued expenses                                                          12,934                     9,525
   Tenants' security deposits                                                                      3,112                     3,521
                                                                                       -----------------         -----------------
     Total liabilities                                                                           559,388                   559,590
                                                                                       -----------------         -----------------
Minority Interest                                                                                 55,393                         -

Commitments and contingencies

Shareholders' equity
   Preferred stock - $.01 par value; 2,640,325 shares authorized;
     Series A Cumulative Convertible Redeemable Preferred
     Stock, liquidation preference of $27.08, 738,553 shares
     issued and outstanding                                                                       19,772                         -
   Common stock - $.01 par value; 95,000,000 shares
     authorized; 13,312,706 and 9,969,607 shares issued
     and outstanding at June 30, 1997 and
     December 31, 1996, respectively                                                                 133                       100
   Additional paid-in capital - including contributed
     deficit of $244,208                                                                          41,655                   (23,852)
   Retained deficit                                                                               (7,426)                  (13,627)
                                                                                       -----------------         -----------------
     Total shareholders' equity                                                                   54,134                   (37,379)
                                                                                       -----------------         -----------------
                                                                                       $         668,915         $         522,211
                                                                                       =================         =================





       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            (Unaudited)              (Unaudited)
                                                        For the Three Months      For the Six Months
                                                           Ended June 30,           Ended June 30,
                                                        ---------------------   ---------------------
                                                           1997        1996       1997         1996
                                                        ---------   ---------   ---------   ---------
RENTAL PROPERTIES
   Revenues                                             $  49,483   $  40,069   $  94,259   $  78,952

   Expenses
      Operating costs                                      17,332      14,507      33,766      29,979
      Real estate taxes                                     3,081       2,665       5,998       5,107
      Depreciation and amortization                         5,295       4,336      10,146       8,728
                                                        ---------   ---------   ---------   ---------
       Total expenses                                      25,708      21,508      49,910      43,814

PROPERTY SERVICE BUSINESSES
   Equity in income of Property Service Businesses            896       1,444       1,705       2,992

Corporate general and administrative expenses              (1,648)     (1,343)     (3,039)     (2,630)
Interest expense                                          (11,256)    (10,631)    (22,683)    (21,042)
Interest income                                               301         265         532         534
                                                        ---------   ---------   ---------   ---------

Net income of the Operating Partnership                    12,068       8,296      20,864      14,992

Minority Interest                                          (6,098)     (4,542)    (10,711)     (8,229)

Distributions in excess of earnings
   allocated to Minority Interest                              -       (1,364)         -       (3,632)
                                                        ---------   ---------   ---------   ---------
Net income                                              $   5,970   $   2,390   $  10,153   $   3,131
                                                        =========   =========   =========   =========

Net income per common share                             $    0.45   $    0.24   $    0.82   $    0.32
                                                        =========   =========   =========   =========



       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


  Common                                                         Series A              Additional   Retained
   Stock                                                        Preferred    Common      Paid-in    Earnings
Outstanding    (Dollars in Thousands, Except Per Share Data)      Stock       Stock      Capital    (Deficit)      Total
------------   ---------------------------------------------    ---------    ------    ----------   ---------     --------
  9,708,123     Balance, December 31, 1995                      $       -    $   97    $  (26,585)  $  (5,135)    $(31,623)
                  Operating Partnership equity
                    exchanged for acquisitions                          -         -         2,403           -        2,403
                  Conversion of Operating Partnership units
    261,484         to common stock                                     -         3            (3)          -            -
                  Adjustment for Unit Grants                            -         -           333           -          333
                  Net income                                            -         -             -      10,977       10,977
                  Dividends ($1.975 per share)                          -         -             -     (19,469)     (19,469)
------------                                                    ---------    ------    ----------   ---------     --------
  9,969,607     Balance, December 31, 1996                              -       100       (23,852)    (13,627)     (37,379)
                  Operating Partnership equity
                    exchanged for acquisitions                          -         -        47,129           -       47,129
                  Proceeds from issuance of Common Stock,
                    net of offering costs of $5,244                     -        31        82,829           -       82,860
  3,105,000       Proceeds from issuance of Series A Preferred
                    Stock, net of offering costs of $228           19,772         -             -           -       19,772
                  Conversion of Operating Partnership units
    233,099         to common stock                                     -         2            (2)          -            -
                  Adjustment for Unit Grants                            -         -           276           -          276
                  Adjustment for Minority Interest                      -         -       (64,879)      7,813      (57,066)
      5,000       Other                                                 -         -           154           -          154
                  Net income                                            -         -             -      10,153       10,153
                  Dividends ($1.01 per share)                           -         -             -     (11,765)     (11,765)
------------                                                    ---------    ------    ----------   ---------     --------

 13,312,706     Balance, June 30, 1997 (unaudited)              $  19,772    $  133    $   41,655   $  (7,426)    $ 54,134
============                                                    =========    ======    ==========   =========     ========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                            (Unaudited)
                                                                                         For the Six Months
                                                                                           Ended June 30,
                                                                                    -----------------------------
                                                                                      1997                  1996
                                                                                    --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $ 10,153             $  3,131
  Minority Interest                                                                   10,711                8,229
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                                   11,640               10,289
      Distributions in excess of earnings allocated to Minority Interest                  -                 3,632
      Increase in escrow funds                                                        (2,911)              (1,650)
      (Increase) decrease in other assets                                             (2,493)                 676
      Increase (decrease) in accounts payable and accrued expenses                     3,409                  (21)
                                                                                   ---------             --------
        Net cash provided by operating activities                                     30,509               24,286
                                                                                   ---------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisitions and development of rental property                                    (14,552)             (17,144)
  Additions to rental property                                                        (4,453)              (2,248)
  Decrease in related party payables:
    Property Service Businesses                                                           -                  (886)
    Predecessor                                                                           -                  (300)
  Increase in investment in and advances
    to Property Service Businesses and other                                          (3,566)              (3,091)
  Other                                                                                  202               (1,000)
                                                                                   ---------             --------
        Net cash used by investing activities                                        (22,369)             (24,669)
                                                                                   ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease (increase) in deferred charges                                                 15               (1,126)
  Mortgage repayments                                                                 (9,630)                (352)
  Notes payable:
      Proceeds from draws                                                             11,350               31,032
      Repayments                                                                     (85,086)             (13,100)
  Net proceeds from Common Stock offering                                             82,860                   -
  Net proceeds from Preferred Stock offering                                          19,772                   -
  Dividends and distributions                                                        (24,149)             (21,465)
  Other                                                                                  120                   -
                                                                                   ---------             --------
        Net cash used by financing activities                                         (4,748)              (5,011)
                                                                                   ---------             --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   3,392               (5,394)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         3,898                9,478
                                                                                   ---------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   7,290             $  4,084
                                                                                   =========             ========
SUPPLEMENTAL INFORMATION
  Cash paid for interest                                                           $  21,636             $ 19,764
  Purchase of properties in exchange for Operating
    Partnership units                                                                 47,129                  513
  Assumed debt on acquisitions                                                        80,164                   -
  Capitalized interest                                                                   173                   -

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.     BASIS OF PRESENTATION

       The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty, Inc. (the "Company") and Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to the Company's control as sole general partner. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of June 30, 1997 and the results of operations for the interim periods ended June 30, 1997 and 1996. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K.

       The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily residential multifamily properties. As of June 30, 1997, the Operating Partnership owned 44 multifamily properties containing 17,028 apartment units, and two retail shopping centers aggregating 436,000 square feet. Additionally, the Operating Partnership owns substantially all of the economic interest in entities which provide multifamily and retail property management, leasing and development services, property renovation, construction and construction management services, building engineering and technical services, and financial advisory services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its investment in the Property Service Businesses.

2.     ACQUISITIONS AND DEVELOPMENT

       The Company, through the Operating Partnership, acquired 1,452 apartment units in February 1997 through the purchase of two high-rise properties in Crystal City, Virginia. A 540-unit building was acquired for a total cost of approximately $43.0 million consisting of 307,000 limited partnership units of the Operating Partnership valued at $8.7 million, assumed debt of $34.0 million (at fair market value) and acquisition related costs of approximately $0.3 million. This property is subject to a 5.1% net profits interest in favor of a third party. A 912-unit building was purchased for a total cost of approximately $69.8 million consisting of 842,500 limited partnership units of the Operating Partnership valued at $23.9 million, assumed debt of $45.0 million (at fair market value) and cash of $0.9 million.

       In March 1997, the Company acquired a 376-unit property in northwest Washington, D.C. for a total cost of approximately $16.3 million consisting of 510,700 limited partnership units of the Operating Partnership valued at $14.5 million, assumed debt of $1.2 million, and acquisition related costs of approximately $0.6 million.

       During the second quarter of 1997, the Company purchased for $9.1 million approximately 17 acres of land and began development of a 630-unit mid-rise and garden multifamily property in Springfield, Virginia. The total expected cost of the project is approximately $60 million with delivery of apartment units beginning in spring 1998 and final delivery by spring 1999.

       As a result of property acquisitions, the stock offerings (see Notes 3 and 4) and the conversion of partnership units into common shares, the Company's weighted average ownership percentage of the Operating Partnership increased from 45.3% and 45.1% for the three and six months ended June 30, 1996 to 49.6% and 48.7% for the three and six months ended June 30, 1997.

3.     COMMON STOCK OFFERING

       During the first quarter of 1997, the Company completed a follow-on equity offering and issued 3.1 million shares of common stock at $28.375 per share totaling $82.9 million, net of underwriting discounts and other expenses totaling $5.2 million. Net proceeds were used to repay $72.1 million of notes payable and $9 million of mortgage debt and to fund the property acquisitions.

4.     PREFERRED STOCK OFFERING

       On May 15, 1997, the Company entered into an agreement with an investor to sell 2.6 million shares of Series A Cumulative Convertible Redeemable Preferred Stock (Preferred Shares), $0.01 par value (liquidation preference of $27.08 per share), at $27.08 per share for a total of $71.5 million. On June 30, 1997, the Company sold 0.7 million Preferred Shares for proceeds of $19.8 million, net of $0.2 million in offering costs. The remainder of the Preferred Shares will be issued and sold in amounts determined by the Company on or before May 14, 1998.

       Dividends on the Preferred Shares are cumulative from the date of original issue and are payable quarterly at the greater of $2.02 per share or the rate declared on the common shares. The Preferred Shares are not redeemable prior to May 15, 2003. On or after May 15, 2003, the Company, at its option, may redeem the Preferred Shares for cash at a redemption price of $27.08 per share, plus accrued and unpaid dividends. Under certain circumstances, the Company may elect to make such redemption with common stock at the then market price of the common stock. On or after January 31, 1999, the investor may convert the Preferred Shares into shares of common stock on a one-for-one basis subject to certain limitations. Prior to January 31, 1999, the Preferred Shares will not be convertible unless the Company undergoes a change in control, as defined by the agreement, or fails to qualify as a REIT for tax purposes.

5.     PER SHARE DATA

       Earnings per share of the Company for the three and six months ended June 30, 1997 is computed based on 13.3 million and 12.4 million shares, respectively, which represents the weighted average number of common shares and common stock equivalents outstanding during the periods. Each of the comparable prior year periods is based on 9.9 million weighted average common shares. Operating Partnership units not held by the Company (weighted average of 13.5 million and 13.1 million, respectively, for the three and six months ended June 30, 1997 and 12.0 million for each of the comparable prior year periods) may be redeemed at the Unitholders' sole discretion. At the option of the Company, such redemption may be made for cash at the then fair value of the Company's common stock, or for shares of common stock of the Company on a one-for-one basis which does not have a dilutive effect. During the six months ended June 30, 1997, 0.2 million units were redeemed for shares of stock.

6.     NEW ACCOUNTING PRONOUNCEMENTS

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

       During 1997, the FASB also issued several additional standards including SFAS 129, "Disclosure of Information About Capital Structure", SFAS 130, "Disclosures About Segments of an Enterprise and Related Information" and SFAS 131, "Reporting Comprehensive Income". All of the standards are effective for interim and annual reporting periods ending after December 15, 1997 and none are expected to have any significant impact on current reporting or disclosure since the Company either already complies with the requirements or the standard is not applicable.

 7.    RECLASSIFICATIONS

       The Company changed the classification of certain senior management payroll costs from property operating expenses to corporate general and administrative expense. Management believes this reclassification more accurately reflects property operations and is consistent with industry practice. Amounts for the period ended June 30, 1996 have been reclassified to conform to the current year's presentation. Had this reclassification not been made, property operating expenses would have been higher and corporate general and administrative expenses would have been lower by $0.6 million and $1.1 million for each of the three and six month periods ended June 30, 1997 and 1996.

       Certain other reclassifications have also been made to the prior year amounts to conform to the current year's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three and six months ended June 30, 1997 and 1996 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty, Inc. (the "Company"), Charles
E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to its control as sole general partner.


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


RENTAL PROPERTIES

     Revenues, expenses and income from the multifamily and retail properties for the three and six months ended June 30, 1997 and 1996 were as follows (in thousands):


                                                           Three Months Ended June 30,      Six Months Ended June 30,
                                                        -------------------------------     --------------------------
                                                          1997               1996/(1)/        1997           1996/(1)/
                                                        ---------            ----------     --------        ----------

Multifamily Properties - Core/(2)/
    Revenues                                            $  38,328            $  36,929      $ 75,538        $  73,273
    Expenses                                              (15,907)             (15,934)      (32,172)         (32,862)
                                                        ---------            ---------      --------        ---------
    Income before depreciation                          $  22,421            $  20,995      $ 43,366        $  40,411
                                                        =========            =========      ========        =========
Multifamily Properties -
  Acquisitions and Development
    Revenues                                             $  8,460            $     656      $ 13,584         $    753
    Expenses                                               (3,597)                (305)       (5,835)            (343)
                                                         --------            ---------      --------        ---------
    Income before depreciation                           $  4,863            $     351      $  7,749        $     410
                                                         ========            =========      ========        =========
Retail Properties
    Revenues                                             $  2,695            $   2,484      $  5,137        $   4,926
    Expenses                                                 (909)                (933)       (1,757)          (1,881)
                                                         --------            ---------      --------        ---------
    Income before depreciation                           $  1,786            $   1,551      $  3,380        $   3,045
                                                         ========            =========      ========        =========
Total Rental Properties
    Revenues                                             $ 49,483            $  40,069      $ 94,259        $  78,952
    Expenses                                              (20,413)             (17,172)      (39,764)         (35,086)
    Depreciation and amortization                          (5,295)              (4,336)      (10,146)          (8,728)
                                                         --------            ---------      --------        ---------
Income from Rental Properties                            $ 23,775            $  18,561      $ 44,349        $  35,138
                                                         ========            =========      ========        =========

/(1)/ Reclassified for comparison purposes. See Note 7 to the Financial
      Statements.
/(2)/ Represents properties owned as of December 31, 1995.

PROPERTY SERVICE BUSINESSES

     Revenues, expenses and income from the various Property Service Businesses for the three and six months ended June 30, 1997 and 1996 were as follows (in thousands):

                                                           Three Months Ended June 30,      Six Months Ended June 30,
                                                          ----------------------------      -------------------------
                                                          1997                 1996           1997             1996
                                                        --------             --------       --------        ---------
Multifamily and Retail Property
Management Services
    Revenues                                            $  2,713             $  2,688        $  5,274        $  5,795
    Expenses                                              (2,528)              (2,303)         (4,932)         (4,495)
                                                        --------             --------        --------        --------
    Income before depreciation
    and amortization                                    $    185             $    385        $    342        $  1,300
                                                        ========             ========        ========        ========
Interior Construction and
Renovation Services
    Net fee revenues                                    $  1,275             $  1,264        $  2,626        $  2,295
    Expenses                                              (1,393)              (1,184)         (2,616)         (2,351)
                                                        --------             --------        --------        --------
    Income before depreciation
    and amortization                                    $   (118)            $     80        $     10        $    (56)
                                                        ========             ========        ========        ========
Engineering and Technical  Services
(including reimbursed costs)
    Revenues                                            $ 11,630             $ 10,500        $ 23,931        $ 20,179
    Expenses                                             (10,674)              (9,648)        (21,947)        (18,674)
                                                        --------             --------        --------        --------
    Income before depreciation
    and amortization                                    $    956             $    852        $  1,984        $  1,505
                                                        ========             ========        ========        ========
Financing Services
    Revenues                                            $    292             $    720        $    292        $  1,389
    Expenses                                                (128)                (299)           (371)           (586)
                                                        --------             --------        --------        --------

    Income before depreciation
    and amortization                                    $    164             $    421        $    (79)       $    803
                                                        ========             ========        ========        ========
Total Property Services
    Revenues                                            $ 15,910             $ 15,172        $ 32,123        $ 29,658
    Expenses                                             (14,723)             (13,434)        (29,866)        (26,106)
    Depreciation and amortization                           (291)                (294)           (552)           (560)
                                                        --------             --------        --------        --------

Income from Property
  Service Businesses                                    $    896             $  1,444        $  1,705        $  2,992
                                                        ========             ========        ========        ========


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED JUNE 30, 1996.

     SUMMARY. Net income of the Operating Partnership increased $3.8 million, or 45.5%, from $8.3 million for the three months ended June 30, 1996 to $12.1 million for the three months ended June 30, 1997. Funds from Operations ("FFO") of the Operating Partnership increased $4.7 million, or 37.5%, from $12.6 million to $17.3 million during the same period. Net income of the Company increased from $2.4 million, or $.24 per share, for the three months ended June 30, 1996 to $6.0 million, or $0.45 per share, for the three months ended June 30, 1997. FFO of the Company increased 50.6%, from $5.7 million to $8.6 million during the same period. The increases in both net income and FFO are primarily attributable to the acquisition of six properties totaling 2,830 apartment units during 1996 and the first quarter of 1997. In addition, income from the core portfolio increased nearly 7% over the prior year period due to increased rents, revenue initiatives and expense savings which was partially offset by higher acquisition-related interest expense as well as decreased income from the Property Service Businesses.

     RENTAL PROPERTIES. Revenue from all rental properties increased $9.4 million, or 23.5%, from $40.1 million for the three months ended June 30, 1996 to $49.5 million for the three months ended June 30, 1997. The six acquisition and development properties (defined as properties acquired or developed subsequent to December 31, 1995) contributed approximately 83%, or $7.8 million, of the total rental revenue increase. Three of the acquisition properties (comprising 1,002 apartment units) were acquired during 1996 and three (comprising 1,828 units) were acquired in the first quarter of 1997. The core portfolio revenue increased $1.4 million, or 3.8%, over the prior year period. The retail portfolio revenue increased $0.2 million, or 8.5%, over the prior year period.

     Average monthly revenue per core apartment unit increased from $867 during the second quarter of 1996 to $900 per unit during the second quarter of 1997 primarily due to rent increases. In addition, revenue-enhancing initiatives such as the premium for month-to-month leases and the non-refundable move-in fee generated approximately $0.3 million in revenue over the comparable prior year period. Average economic occupancy for the core portfolio was 97.1% for the three months ended June 30, 1997 compared to 97.2% for the comparable prior year quarter.

     Expenses (including depreciation) from all rental operations increased
$4.2 million, or 19.5%, from $21.5 million during the second quarter of 1996 to $25.7 million during the current quarter. Approximately $4.1 million of the increase, including depreciation expense of $0.8 million, resulted from the six properties in the acquisition/development portfolio. Expenses for the core portfolio were essentially flat compared to prior year, despite an increase of $0.3 million in utilities, due to the impact of expense initiatives and lower repairs and maintenance expenses. Repairs and maintenance expenses, particularly concrete repairs, were lower than prior year due, in part, to a much milder winter in 1997 compared to 1996. Also, there was a shift in the timing of certain maintenance projects from the second quarter to the third and fourth quarters of 1997.

     PROPERTY SERVICE BUSINESSES. The Company uses the equity method of accounting for investments in the Property Service Businesses.

     Despite an increase during the quarter of $0.7 million in total revenue, income from the Property Service Businesses decreased from $1.4 million in the second quarter of 1996 to $0.9 million in the second quarter of 1997. This was primarily due to 1) loss of management fees from the two properties acquired in February, 2) lower Financing Services revenue caused by fewer debt refinancings during the quarter, and 3) increased expenses for Interior Construction and Renovation Services and Retail and Multi-family Property Management Services.

     During the three months ended June 30, 1997, Interior Construction and Renovation Services' net fee revenue was essentially unchanged from the prior year period while expenses increased $0.2 resulting in a net loss for the second
quarter of 1997.    The increase in expenses was consistent with planned
increases, primarily for employee wages and benefits, to support revenue growth. However, although gross construction volume increased 11.5% over the prior year quarter, unrecoverable cost overruns on a large third-party renovation project and profit margin reductions on two other projects reduced net fee revenues.

     Revenues for Multifamily and Retail Property Management increased slightly (1%) during the second quarter of 1997 as compared to the comparable prior year quarter reflecting a decrease in multifamily management revenue offset by an increase in retail services revenue. Multifamily management fee revenue declined due to the February 1997 acquisition of two properties which were previously managed by the Company and the Company's decision to terminate a third-party management contract in January 1997. Retail services revenue increased over the prior year due to leasing fees on the Potomac Yards project. Expenses increased by 9.8% due primarily to increased retail lease commission costs associated with the increase in revenue as well as the addition of multifamily marketing personnel over the prior year period.

     Engineering and Technical Services revenue increased $1.1 million, or 10.8%, during the quarter with resulting increases of 10.6% in expenses and 12.2% in income before depreciation. These increases were the result of new contracts for HVAC operations and maintenance as well as significant additional work under existing contracts. Typically, contract extras earn higher margins than base contract work.

     OTHER. Corporate general and administrative expenses increased 22.7% compared to the prior year due primarily to acquisition personnel added during the quarter primarily dedicated to the expansion of the Company's acquisition and development program outside of the Washington, D.C. metropolitan area to other U.S. cities with strong urban multifamily markets. Interest expense increased $0.6 million, or 5.9%, due to additional borrowings used to fund acquisitions and development.

     As a result of the follow-on equity offering completed during the first quarter of 1997 (see

LIQUIDITY AND CAPITAL RESOURCES), the original Minority Interest deficit created at the initial public offering was eliminated. Therefore, distributions to the Minority Interest which exceed allocated earnings are no longer charged to the Company as General Partner of the Operating Partnership but are charged directly against the Minority Interest. Distributions in excess of earnings allocated to Minority Interest of $1.4 million for the three months ended June 30, 1996 have no effect on FFO.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996.

     SUMMARY. Net income of the Operating Partnership increased $5.9 million, or 39.2%, from $15.0 million for the six months ended June 30, 1996 to $20.9 million for the six months ended June 30, 1997. Funds from Operations ("FFO") of the Operating Partnership increased $7.3 million, or 30.7%, from $23.7 million to $31.0 million during the same period. Net income of the Company increased from $3.1 million, or $.32 per share, for the six months ended June 30, 1996 to $10.2 million, or $0.82 per share, for the six months ended June 30, 1997. FFO of the Company increased 41.2%, from $10.7 million to $15.1 million during the same period. The increases in both net income and FFO are primarily attributable to the acquisition of three apartment properties during 1996 and three in the first quarter of 1997. In addition, income from the core portfolio increased 7.3% over the prior year period due to rent increases as well as expense savings. Higher interest expense and decreased income from the Property Service Businesses partially offset these increases.

     RENTAL PROPERTIES. Revenue from all rental properties increased $15.3 million, or 19.4%, from $79.0 million for the six months ended June 30, 1996 to $94.3 million for the six months ended June 30, 1997. The six acquisition and development properties (defined as properties acquired or developed subsequent to December 31, 1995) contributed approximately 84%, or $12.8 million, of the total rental revenue increase. Three of the acquisitions (comprising 1,002 apartment units) were completed during 1996 while the remaining three (comprising 1,828 units) were completed in the first quarter of 1997. The core portfolio contributed $2.3 million of the increase in revenue, a 3.1% increase over the prior year period.

     Average monthly revenue per core apartment unit increased from $860 during the first six months of 1996 to $887 during the six months ended June 30, 1997. Revenue-enhancing initiatives on core properties such as the premium for month-to-month leases and the non-refundable move-in fee generated approximately $0.7 million in revenue over the comparable prior year period. However, these increases were partially offset by slightly lower occupancy during the first quarter, particularly for furnished apartments at Gateway Place. Average economic occupancy for the core portfolio was down to 96.5% for the six months ended June 30, 1997 compared to 96.8% for the comparable prior year quarter.

     Expenses (including depreciation) from all rental operations increased
$6.1 million, or 13.9%, from $43.8 million to $49.9 million during the six months ended June 30, 1996 and 1997, respectively. The six properties in the acquisition/development portfolio contributed additional property operating expenses of $5.5 million and depreciation expense of $1.3 million. These increases were offset by expense reductions in both the core and retail portfolios of $0.7 million (2.1%) and $0.1 million (6.6%), respectively. Core expenses decreased primarily due to a much milder winter in 1997 compared to 1996 which reduced utility costs as well as repair and maintenance expenses. Retail expenses at Skyline Mall decreased in 1997 due to a large maintenance project in 1996 which could not be passed through to the tenants.

     PROPERTY SERVICE BUSINESSES. Income from the Property Service Businesses decreased from $3.0 million during the six months ended June 30, 1996 to $1.7 million for the six months ended June 30, 1997 due primarily to a $1.1 million decrease in Financing Services revenue in 1997 as well as a 1996 non-recurring fee of $0.6 million related to the termination of a management agreement with a hotel owned by a related party. The decreases in 1997 were partially offset by higher income for both Engineering and Technical Services and Interior Construction and Renovation Services.

     During the six months ended June 30, 1997, Interior Construction and Renovation Services' net fee revenue increased $0.3 million, or 14.4%, while expenses increased 11.3% compared to the prior year period. The revenue increase was due primarily to additional projects for affiliated partnerships as well as several large general contracting projects for third party clients. Expenses increased primarily due to planned increases in personnel and related costs.

     Revenues for Multifamily and Retail Property Management decreased $0.5 million, or 9.0%, during the first six months of 1997 compared to the prior year period due primarily to the non-recurring fee of $0.6 million earned in 1996 in connection with the termination of a management agreement with a hotel owned by a related party.

     Engineering and Technical Services revenue increased $3.8 million, or 18.6%, during the six months ended June 30, 1997 with resulting increases over the prior year period of 17.5% in expenses and 31.8% in income. New contracts for HVAC operations and maintenance as well as significant additional work under existing contracts contributed approximately $2.7 million of the increased revenues. Typically, contract extras earn higher margins than base contract work. The balance of the revenue increase was generated by several large repair and replacement projects for affiliated partnerships.

     OTHER. Corporate general and administrative expenses increased 15.6%, due primarily to write-offs of capitalized costs for terminated acquisition projects as well as the addition of acquisition personnel during the year. Interest expense increased $1.6 million, or 7.8%, due to additional borrowings to fund acquisitions and development.

     Distributions in excess of earnings allocated to Minority Interest of $3.6 million for the six months ended June 30, 1996 have no effect on FFO.

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

     Funds from Operations for the three and six months ended June 30, 1997 and 1996 are computed as follows (in thousands):

                                            Three Months Ended June 30,      Six Months Ended June 30,
                                            ---------------------------      -------------------------
                                              1997                1996         1997             1996
                                            -------             -------      --------         --------
Net Income of the
  Operating Partnership                     $12,068             $ 8,296      $ 20,864         $ 14,992

Depreciation of Real Property                 5,295               4,336        10,146            8,728
                                            -------             -------      --------         --------
Funds from Operations of the
   Operating Partnership                     17,363              12,632        31,010           23,720

Minority Interest                            (8,751)             (6,913)      (15,908)         (13,022)
                                            -------             -------      --------         --------
Attributable to Shareholders                $ 8,612             $ 5,719      $ 15,102         $ 10,698
                                            =======             =======      ========         ========


LIQUIDITY AND CAPITAL RESOURCES

     SUMMARY. Net cash flow provided by operating activities increased $6.2 million from $24.3 million for the six months ended June 30, 1996 to $30.5 million for the six months ended June 30, 1997. The increase is a result of an additional $7.3 million of FFO of the Operating Partnership and an increase of $3.4 million in accounts payable due primarily to property acquisitions and accrued real estate taxes. These cash inflows were partially offset by an increase of escrow funds and other assets.

     Despite a $124 million increase in acquisition and development activity in 1997, net cash flow used by the Company in investing activities decreased by $2.3 million compared to the prior year period. The decrease was primarily due to the funding of a substantial portion of the 1997 property acquisitions through Operating Partnership unit exchanges and debt assumption.

     Net cash flows used by financing activities was $4.7 million for the six months ended June 30, 1997, comprised of $103 million of cash inflow from common and preferred stock sales less $83 million of debt repayments and $24 million of dividends/distributions ($1.01 per share/unit). Net cash flows used by financing activities of $5.0 million in the comparable prior year period primarily consisted of $18 million in borrowings less $21 million of dividends/distributions ($0.98 per share/unit).

     During the first quarter of 1997, the Company issued 3.1 million shares of common stock in an equity offering at $28.375 per share resulting in proceeds of $82.9 million, net of underwriting discounts and other expenses totaling $5.2 million (the Common Offering). In conjunction with the Common Offering, the Company acquired three apartment properties and repaid $72.1 million on the line of credit and $9.0 million of mortgage debt. On June 30, 1997, the Company issued 0.7 million shares of preferred stock at $27.08 per share resulting in proceeds of $19.8 million, net of underwriting discounts and other expenses totaling $0.2 million (the Preferred Offering). In conjunction with the Preferred Offering, the Company repaid $13 million on the line of credit on June 30, 1997. (An additional $7 million was repaid on the line on July 1, 1997. )

DEBT

     During the first quarter, the Company completed the acquisition of three multifamily properties totaling 1,828 apartment units, for a total cost of $129.1 million comprised of Operating Partnership Units ($47.1 million), assumed debt ($80.2 million) and cash ($1.8 million). One of the properties is subject to a 5.1% net profits interest in favor of a third party.

     During the second quarter of 1997, the Company purchased for $9.1 million approximately 17 acres of land and began development of a 630-unit mid-rise and garden property in Springfield, Virginia. The total expected cost of the project is approximately $60 million with first deliveries scheduled for spring 1998. Final completion is expected by spring 1999.

     As of June 30, 1997, the Company had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 8%, as follows:

                                     Dollars in   % of
                                     Thousands   Total
                                     ----------  ------

Long-term mortgage debt
(maturities greater than 1 year)
 Fixed rate                           $479,191    88.2%

Short-term mortgage debt
(maturities less than 1 year)
 Variable rate                           8,151     1.5%

$100M Acquisition Line of Credit        26,000     4.8%
$83M Acquisition Line of Credit         30,000     5.5%
                                      --------   -----

                                      $543,342   100.0%
                                      ========   =====


     As of June 30, 1997, the Company had $127 million of unused borrowing capacity available on lines of credit and $51.5 million available under its preferred stock agreement. Amounts outstanding under lines of credit averaged $75.2 million for the six months ended June 30, 1997 compared to $64.7 million for the six months ended June 30, 1996. In April 1997, the Company renegotiated the terms of its existing $100 million line of credit. The revised line reduces by 38 to 65 basis points the current spread over the London Interbank Offering Rate (LIBOR), based on the outstanding balance and the value of the collateral. In addition, the maturity has been extended until June 30, 2000 and several covenants in the agreement were modified to provide the Company greater flexibility.

     As of June 30, 1997, the Company's Debt to Total Market Capitalization Ratio was 40.7% (based on 13.3 million common shares, 0.7 million preferred shares and 13.5 million partnership units outstanding at a stock price of $28.75) versus 45.9% as of December 31, 1996 and 48.7% as of June 30, 1996. The Company's Debt Coverage Ratio for the six months ended June 30, 1997 was 2.54 to 1 compared to 2.31 for the comparable prior year period.

CAPITAL EXPENDITURES

          For the six months ended June 30, 1997, total capital improvements were $4.5 million, of which $3.9 million were for the core portfolio ($274 per unit). Approximately 33% of the capital expenditures on the core portfolio are considered by management to be revenue generating or economic improvements, as shown below, which the Company believes directly affect its ability to increase rents. The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to increase rents and are considered non-revenue generating. A summary of core capital expenditures follows:


                                   Total $     Actual # of    Average $ Per  Average $ Per
Expenditure Type                    Spent     Units Improved  Unit Improved    Core Unit
-----------------------------  -------------  --------------  -------------  -------------
                               (in thousands)


Installations/Replacements:
  Appliances                          $  346             615         $  563         $   24
  Carpet                                  31              28          1,107              3
  Security gating                        321             711            451             23
  Other                                   43              77            558              3
Renovations:
  Kitchen                                284              65          4,371             20
  Bath                                   242             225          1,076             17
                                      ------                                        ------
Total revenue generating
  improvements                         1,267                                            90
Non-revenue generating
  improvements                         2,268                                           184
                                      ------                                        ------

Total capital expenditures
  - core portfolio                    $3,895                                        $  274
                                      ======                                        ======

                                    PART II



Item 1.  Legal Proceedings

       None

Item 2.  Changes in Securities.

     The Company amended the Articles of Incorporation and the Operating Partnership amended the Agreement of Limited Partnership (see Exhibits 3.1 and 4.1) to designate and establish the rights and privileges of the Series A Cumulative Convertible Redeemable Preferred Stock ("Preferred Shares") and Series A Cumulative Convertible Redeemable Preferred Units ("Preferred Units"), respectively. Rights of Preferred Shareholders include voting, dividend and liquidation preferences over the common shareholders including the right to elect two additional Directors should dividends on Preferred Shares be in arrears for four quarters (consecutive or not).

     Dividends on the Preferred Shares are cumulative from the date of original issue and are payable quarterly at the greater of $2.02 per share or the rate declared on the common shares. No dividends will be declared or paid on any class of common or other junior stock to the extent that dividends on Preferred Shares have not been declared and/or paid. The Preferred Shares are not redeemable prior to May 15, 2003. On or after May 15, 2003, the Company, at its option, may redeem the Preferred Shares for cash at a redemption price of $27.08 per share, plus accrued and unpaid dividends. Under certain circumstances, the Company may elect to make such redemption with common stock at the then market price of the common stock. On or after January 31, 1999, the investor may convert the Preferred Shares into shares of common stock on a one-for-one basis subject to certain limitations. Prior to January 31, 1999, the Preferred Shares will not be convertible unless the Company undergoes a change in control, as defined by the agreement, or fails to qualify as a REIT for tax purposes.

     On May 15, 1997, the Company entered into an agreement with an investor to sell 2,640,325 million shares of Series A Cumulative Convertible Redeemable Preferred Stock (Preferred Shares), $0.01 par value (liquidation preference of $27.08 per share), at $27.08 per share for a total of $71.5 million. On June 30, 1997, the Company sold 738,553 million Preferred Shares for proceeds of $19.8 million, net of $0.2 million in offering costs. The remainder of the Preferred Shares will be issued and sold in amounts determined by the Company on or before May 14, 1998. The agreement includes limitations on the Company's ability to issue debt or preferred stock if certain fixed charge ratios are exceeded.

     The Company believes that such offering and sale was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) of the Securities Act and the provisions of Rule 506 of Regulation D.

Item 3.  Defaults on Senior Securities.

       None

Item 4.  Submission of Matters to a Vote of Security Holders

     The regular Annual Meeting of the registrant was held on May 14, 1997. At this Annual Meeting, incumbent Directors Mandell J. Ourisman, Robert H. Smith and Mallory Walker were reelected to the Board of Directors for terms ending in 2000; Directors Fred J. Brinkman, Ernest A. Gerardi, Jr., Charles
     B. Gill and Robert P. Kogod continued their terms in office. The shareholders also voted at this Annual Meeting to ratify the Board of Directors' appointment of Arthur Andersen LLP as the independent auditors of the Registrant for the fiscal year ending December 31, 1997. The votes cast at this Annual Meeting were as follows:

     Election of Mandell J. Ourisman               FOR: 11,735,611 shares
                                              WITHHELD:      2,669 shares

     Election of Robert H. Smith                   FOR: 11,736,011 shares
                                              WITHHELD:      2,269 shares

     Election of Mallory Walker                    FOR: 11,736,011 shares
                                              WITHHELD:      2,269 shares

     Ratification of Appointment of                FOR: 11,730,574 shares
     Arthur Andersen LLP                      WITHHELD:      4,706 shares
                                              AGAINST:       3,000 shares


Item 5.  Other Information.

       None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

     Exhibit Number
     --------------

         3.1 Articles Supplementary to Amended and Restated Articles of Incorporation of Charles E. Smith Residential Realty, Inc.
         4.1 Ninth Amendment to Amended and Restated Agreement of Limited of Partnership the Operating Partnership
         10.1 Second Amended and Restated Credit Agreement by and between the Operating Partnership and PNC Bank, National Association, et. al.



     (b) Reports on Form 8-K

       None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                      CHARLES E. SMITH RESIDENTIAL REALTY, INC.

August 11, 1997        By:  /s/ W. D. Minami
                           ----------------------------------------------------
                           W. D. Minami
                           Senior Vice President and Chief Financial
                           Officer of Charles E. Smith Residential Realty, Inc. (on behalf of the Registrant and as Principal Financial Officer)

                           /s/ C. R. Hagen
                           -----------------------------------------------------
                           C. R. Hagen
                           Vice President and Chief Accounting Officer
                           of Charles E. Smith Residential Realty, Inc.

                                 EXHIBIT INDEX

Exhibit No.             Exhibit
-----------             -------
3.1             Articles Supplementary to Amended and Restated
                Articles of Incorporation of Charles E. Smith
                Residential Realty, Inc.

4.1 Ninth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership

10.1 Second Amended and Restated Credit Agreement by and between the Operating Partnership and PNC Bank, National Association, et. al.