Form 10-Q
period 1997-09-30
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 1997-11-10
CIK 919004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q


             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             --      OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             --      OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE PERIOD FROM        TO

             COMMISSION FILE NUMBER: 1934 ACT FILE NUMBER: 1-13174

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
             (Exact name of registrant as specified in its charter)


                 MARYLAND                                  54-1681655
     (State of other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

            2345 CRYSTAL DRIVE
             CRYSTAL CITY, VA                                  22202
           (Address of principal                             (Zip Code)
            executive offices)

       Registrant's telephone number including area code: (703) 920-8500
        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                             SHARES OF COMMON STOCK
                                (Title of Class)

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


  As of October 7, 1997, there were 14,895,693 shares of Common Stock of the Registrant issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                   FORM 10-Q
                                     INDEX




                                                                   Pages
                                                                   -----
PART I - FINANCIAL INFORMATION

  Item 1: Financial Statements

     Charles E. Smith Residential Realty, Inc. Financial
     Statements as of September 30, 1997 and December 31, 1996,
     Filed as a Part of This Report

     Consolidated Balance Sheets                                      3

     Consolidated Statements of Operations                            4

     Consolidated Statements of Shareholders' Equity                  5

     Consolidated Statements of Cash Flows                            6

     Notes to Consolidated Financial Statements                       7

  Item 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             11

PART II - OTHER INFORMATION                                          22

SIGNATURES                                                           24


                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                  September 30, 1997      December 31, 1996
                                                                  ------------------      -----------------
                                                                      (Unaudited)
                ASSETS

Rental property, at predecessor cost, net                              $  262,808             $  267,658
Rental property, acquired and developed, net                              329,338                202,435
Rental property under development                                          14,708                     -
Cash and cash equivalents                                                   5,216                  3,898
Tenants' security deposits                                                  2,379                  3,521
Escrow funds                                                                8,297                  6,087
Investment in and advances to Property Service Businesses
  and other                                                                16,603                 10,756
Deferred charges, net                                                      16,216                 17,646
Other assets                                                               23,903                 10,210
                                                                       ----------             ----------
                                                                       $  679,468             $  522,211
                                                                       ==========             ==========
        LIABILITIES AND EQUITY

Liabilities
  Mortgage loans                                                       $  486,942             $  416,808
  Notes payable                                                            68,000                129,736
  Accounts payable and accrued expenses                                    12,079                  9,525
  Tenants' security deposits                                                2,379                  3,521
                                                                       ----------             ----------
        Total liabilities                                                 569,400                559,590
                                                                       ----------             ----------
Minority Interest                                                          55,427                    -

Commitments and contingencies

Shareholders' equity
  Preferred stock - $.01 par value; 2,640,325 shares authorized;
    Series A Cumulative Convertible Redeemable Preferred
    Stock, liquidation preference of $27.08, 738,553 shares
    issued and outstanding                                                 19,772                    -
  Common stock - $.01 par value; 95,000,000 shares
    authorized; 13,442,076 and 9,969,607 shares issued
    and outstanding at September 30, 1997 and
    December 31, 1996, respectively                                           135                    100
  Additional paid-in capital - including contributed
    deficit of $244,208                                                    41,840                (23,852)
  Retained deficit                                                         (7,106)               (13,627)
                                                                       ----------             ----------
        Total shareholders' equity                                         54,641                (37,379)
                                                                       ----------             ----------
                                                                       $  679,468             $  522,211
                                                                       ==========             ==========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              (Unaudited)                (Unaudited)
                                                        For the Three Months          For the Nine Months
                                                         Ended September 30,           Ended September 30,
                                                    ----------------------------    -------------------------
                                                        1997            1996            1997          1996
                                                    -----------      -----------    ----------    -----------
RENTAL PROPERTIES
  Revenues                                          $  50,829        $   42,157     $  145,088    $  121,109

  Expenses
        Operating costs                                18,296            15,506         52,062        45,485
        Real estate taxes                               3,098             2,658          9,096         7,765
        Depreciation and amortization                   5,294             4,748         15,440        13,476
                                                    ---------        ----------     ----------    ----------
                Total expenses                         26,688            22,912         76,598        66,726

PROPERTY SERVICE BUSINESSES
  Equity in income of Property Service businesses       1,931             1,797          3,636         4,789

Corporate general and administrative expenses          (1,544)           (1,237)        (4,583)       (3,867)
Interest expense                                      (10,981)          (11,206)       (33,664)      (32,248)
Interest income                                           236               192            768           726
                                                    ---------        ----------     ----------    ----------
Net income of the Operating Partnership                13,783             8,791         34,647        23,783

Minority Interest                                      (6,724)           (4,818)       (17,435)      (13,047)

Distributions in excess of earnings
  allocated to Minority Interest                          --             (1,094)           --         (4,726)
                                                    ---------        ----------     ----------    ----------
Net income                                              7,059             2,879         17,212         6,010

Less income attributable to Series A
  preferred shares                                        384               --             384           --
                                                    ---------        ----------     ----------    ----------
Net income attributable to common shares            $   6,675        $    2,879         16,828         6,010
                                                    =========        ==========     ==========    ==========
Net income per common share                         $    0.49        $     0.29     $     1.32    $     0.61
                                                    =========        ==========     ==========    ==========


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

   Common                                                         Series A                Additional      Retained
   Stock                                                          Preferred     Common      Paid-in       Earnings
Outstanding     (Dollars in Thousands, Except Per Share Data)      Stock        Stock       Capital       (Deficit)     Total
------------------------------------------------------------------------------------------------------------------------------------
 9,708,123      Balance, December 31, 1995                         $     -       $ 97       $(26,585)      $ (5,135)     $(31,623)
                  Operating Partnership equity
                   exchanged for acquisitions                            -          -          2,403              -         2,403
                  Conversion of Operating Partnership
   261,484         units to common stock                                 -          3             (3)             -             -
                  Adjustment for Unit Grants                             -          -            333              -           333
                  Net income                                             -          -              -         10,977        10,977
                  Dividends ($1.975 per share)                           -          -              -        (19,469)      (19,469)
----------                                                         -------       ----       --------       --------      --------

 9,969,607      Balance, December 31, 1996                               -        100        (23,852)       (13,627)      (37,379)
                  Operating Partnership equity
                   exchanged for acquisitions                            -          -         47,129              -        47,129
                  Proceeds from issuance of Common Stock,
 3,105,000         net of offering costs of $5,249                       -         31         82,824              -        82,855
                  Proceeds from issuance of Series A Preferred
                   Stock, net of offering costs of $228             19,772          -              -              -        19,772
                  Conversion of Operating Partnership units
   357,469         to common stock                                       -          4             (4)             -             -
                  Adjustment for Unit Grants                             -          -            417              -           417
                  Adjustment for Minority Interest                       -          -        (64,988)         7,813       (57,175)
    10,000        Other                                                  -          -            314              -           314
                  Net income                                             -          -              -         17,212        17,212
                  Dividends ($1.515 per share)                           -          -              -        (18,504)      (18,504)
----------                                                         -------       ----       --------       --------      --------

13,442,076        Balance, September 30, 1997 (unaudited)          $19,772       $135       $ 41,840       $ (7,106)     $ 54,641
==========                                                         =======       ====       ========       ========      ========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                   (Unaudited)
                                                                                For the Nine Months
                                                                                Ended September 30,
                                                                                --------------------
                                                                                   1997      1996
                                                                                ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  17,212  $   6,010
  Minority Interest                                                                17,435     13,047
  Adjustments to reconcile net income
    to net cash provided by operating activities:
        Depreciation and amortization                                              17,611     15,834
        Distributions in excess of earnings allocated to Minority Interest             -       4,726
        Increase in escrow funds                                                   (2,210)    (1,078)
        (Increase) decrease in other assets                                        (2,009)         8
        Increase (decrease) in accounts payable and accrued expenses                2,554     (2,207)
                                                                                ---------  ---------
                Net cash provided by operating activities                          50,593     36,340
                                                                                ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions and development of rental property                                 (16,518)   (60,103)
  Additions to rental property                                                     (8,177)    (4,044)
  Decrease in related party payables:
        Property Service Businesses                                                    -        (635)
        Affiliates                                                                     -        (468)
        Predecessor                                                                    -         (51)
  Increase in investment in and advances to Property Service Businesses
    and other                                                                      (5,813)    (3,016)
  Other                                                                           (11,248)      (780)
                                                                                ---------  ---------
                Net cash used by investing activities                             (41,756)   (69,097)
                                                                                ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deferred charges                                                       (973)      (939)
  Mortgage repayments                                                             (10,030)      (322)
  Notes payable:
        Proceeds from draws                                                        30,350     73,632
        Repayments                                                                (92,086)   (13,100)
  Net proceeds from Common Stock offering                                          82,855         -
  Net proceeds from Preferred Stock offering                                       19,772         -
  Dividends and distributions                                                     (37,687)   (32,214)
  Other                                                                               280       (192)
                                                                                ---------  ---------
                Net cash (used by) provided by financing activities                (7,519)    26,865
                                                                                ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                1,318     (5,892)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      3,898      9,478
                                                                                ---------  ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   5,216  $   3,586
                                                                                =========  =========
SUPPLEMENTAL INFORMATION:
  Purchase of properties in exchange for Operating Partnership units            $  47,129  $   2,403
  Assumed debt on acquisitions                                                     80,164      3,260
  Capitalized interest                                                                436         -


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. BASIS OF PRESENTATION

   The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty, Inc. (the Company) and Charles E. Smith Residential Realty L.P. (the Operating Partnership) and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to the Company's control as sole general partner. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of September 30, 1997 and the results of operations for the interim periods ended September 30, 1997 and 1996. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K.

   The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily residential multifamily properties. As of September 30, 1997, the Operating Partnership owned 44 multifamily properties containing 17,028 apartment units, and two retail shopping centers aggregating 436,000 square feet. Additionally, the Operating Partnership owns substantially all of the economic interest in entities which provide multifamily and retail property management, leasing and development services, property renovation, construction and construction management services, building engineering and technical services, and financial advisory services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its investment in the Property Service Businesses.

2. ACQUISITIONS AND DEVELOPMENT

   The Company, through the Operating Partnership, acquired 1,452 apartment units in February 1997 through the purchase of two high-rise properties in Crystal City, Virginia. A 540-unit building (Crystal Plaza) was acquired for a total cost of approximately $43.0 million consisting of 307,000 limited partnership units of the Operating Partnership valued at $8.7 million, assumed debt of $34.0 million (at fair market value) and acquisition related costs of approximately $0.3 million. This property is subject to a 5.1% net profits interest in favor of a third party. A 912-unit building (Crystal Towers) was purchased for a total cost of approximately $69.8 million consisting of 842,500 limited partnership units of the Operating Partnership valued at $23.9 million, assumed debt of $45.0 million (at fair market value) and cash of $0.9 million.

   In March 1997, the Company acquired a 376-unit property (the Kenmore) in northwest Washington, D.C. for a total cost of approximately $16.3 million consisting of 510,700 limited partnership units of the Operating Partnership valued at $14.5 million, assumed debt of $1.2 million, and acquisition related costs of approximately $0.6 million.

   During the second quarter of 1997, the Company purchased for $9.1 million approximately 17 acres of land and began construction of a 630-unit mid-rise and garden multifamily property (Springfield Station) in Springfield, Virginia. The total expected cost of the project is approximately $60 million with delivery of apartment units beginning in spring 1998 and final delivery by spring 1999.

   As a result of property acquisitions, the stock offerings (see Notes 3 and 4) and the conversion of partnership units into common shares, the Company's weighted average ownership percentage of the Operating Partnership increased from 45.3% and 45.1% for the three and nine months ended September 30, 1996 to 51.5% and 49.7% for the three and nine months ended September 30, 1997.

3. COMMON STOCK OFFERING

   During the first quarter of 1997, the Company completed a follow-on equity offering and issued 3.1 million shares of common stock at $28.375 per share totaling $82.9 million, net of underwriting discounts and other expenses totaling $5.2 million. Net proceeds were used to repay $72.1 million of notes payable and $9 million of mortgage debt and to fund property acquisitions.

4.  PREFERRED STOCK OFFERING

   On May 15, 1997, the Company entered into an agreement with Security Capital Preferred Growth, Inc. (Security Capital) to sell 2.6 million shares of Series A Cumulative Convertible Redeemable Preferred Stock (Series A Preferred Shares), $0.01 par value (liquidation preference of $27.08 per share), at $27.08 per share for a total of $71.5 million. On June 30, 1997, the Company sold 0.7 million Series A Preferred Shares for proceeds of $19.8 million, net of $0.2 million in offering costs. The remainder of the Series A Preferred Shares will be issued and sold in amounts determined by the Company on or before May 14, 1998.

   Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable quarterly at the greater of $2.02 per share or the rate declared on the shares of common stock of the Company. The Series A Preferred Shares are not redeemable prior to May 15, 2003. On or after May 15, 2003, the Company, at its option, may redeem the Series A Preferred Shares for cash at a redemption price of $27.08 per share, plus accrued and unpaid dividends. Under certain circumstances, the Company may elect to make such redemption with common stock at the then market price of the common stock. On or after January 31, 1999, Security Capital may convert the Series A Preferred Shares into shares of common stock on a one-for-one basis subject to certain limitations. Prior to January 31, 1999, the Series A Preferred Shares will not be convertible unless the Company undergoes a change in control, as defined by the agreement, or fails to qualify as a REIT for tax purposes.

5. PER SHARE DATA

   Earnings per common share of the Company for the three and nine months ended September 30, 1997 is computed based on 13.5 million and 12.8 million shares, respectively, which represents the weighted average number of common shares and common stock equivalents outstanding during the periods. Each of the comparable prior year periods is based on 9.9 million weighted average common shares. Operating Partnership units not held by the Company (weighted average of 13.4 million and 13.2 million, respectively, for the three and nine months ended September 30, 1997 and 12.0 million for each of the comparable prior year periods) may be redeemed at the Unitholders' sole discretion. At the option of the Company, such redemption may be made for cash at the then fair value of the Company's common stock, or for shares of common stock of the Company on a one-for-one basis which does not have a dilutive effect. During the nine months ended September 30, 1997, 0.4 million units were redeemed for shares of common stock.

6. NEW ACCOUNTING PRONOUNCEMENTS

   During 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS
128) which requires entities to exclude the effect of potentially dilutive securities in the calculation of primary earnings per share. The standard will be effective for interim and annual periods ending after December 15, 1997 and will require restatement of comparative prior-period data. Had the standard been implemented January 1, 1997, earnings per common share for the three and nine months ended September 30, 1997 would have been $0.50 and $1.33 per share, respectively. Prior period earnings per common share would have been unchanged. Management does not expect this standard to have a material impact upon implementation.

   During 1997, the FASB also issued several additional standards including SFAS 129, "Disclosure of Information About Capital Structure", SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". All of the standards are effective for interim and annual reporting periods ending after December 15, 1997 and none are expected to have any significant impact on current reporting or disclosure since the Company either already complies with the requirements or the standard is not applicable.

7. RECLASSIFICATIONS

   The Company changed the classification of certain senior management payroll costs from property operating expenses to corporate general and administrative expense. Management believes this reclassification more accurately reflects property operations and is consistent with industry practice. Amounts for the period ended September 30, 1996 have been reclassified to conform to the current year's presentation. Had this reclassification not been made, property operating expenses would have been higher and corporate general and administrative expenses would have been lower by $0.6 million and $1.7 million for each of the three and nine month periods ended September 30, 1996.

   Certain other reclassifications have also been made to the prior year amounts to conform to the current year's presentation.

8. SUBSEQUENT EVENTS

   On October 3, 1997, the Company acquired a 714-unit, luxury high-rise property located in Ballston, Virginia (Lincoln Towers) for a total cost of approximately $88.7 million in cash. Lincoln Towers was built in 1992 and consists of twin 22-story towers above a three level parking garage. The acquisition was funded in part by the sale of 1.45 million shares of common stock and 1.22 million shares of preferred stock to the Prudential Insurance Company of America (Prudential) for approximately $76 million.

   The Company amended the Articles of Incorporation to designate and establish the rights and privileges of the Series B Cumulative Convertible Redeemable Preferred Stock (Series B Preferred Shares). Rights of Series B Preferred Shareholders include certain voting, dividend and liquidation preferences over the common shareholders. The Series B Preferred Shares have a liquidation preference of $28.50 per share. Dividends are cumulative and are payable quarterly at the greater of $2.02 per share or the rate declared on the shares of common stock of the Company. Prudential may convert the Series B Preferred Shares into shares of common stock on a one-for-one basis, subject to certain adjustments and limitations related to its ownership of common stock of the Company. The Company may redeem Series B Preferred Shares at any time for common shares, plus accrued and unpaid dividends.

   On October 7, 1997, the Company acquired a 306-unit luxury high-rise property in downtown Chicago, Illinois (One East Delaware) for approximately $42.5 million in cash. Built in 1989, the property consists of a 36-story tower over an enclosed parking garage. The Company funded the acquisition with proceeds from its line of credit.

   On October 10, 1997, the Company acquired a 188-unit, luxury high-rise property in Boston, Massachusetts (2000 Commonwealth) for approximately $27.6 million consisting of approximately 465,000 Operating Partnership units valued at $14.1 million, assumed debt of $13.3 million, and acquisition related costs of approximately $0.2 million. Built in 1986, the property is a 16-story, brick structure over below grade parking.

   On October 8, 1997, the Company acquired a 564-unit, luxury high-rise property under construction in Arlington, Virginia (Courthouse Hill) for $17.5 million consisting of $3.6 million cash and approximately 450,000 Operating Partnership units valued at $13.9 million. Total expected project cost is approximately $65 million. The balance of construction costs is expected to be funded through a construction loan. Management expects to begin delivery of apartment units in October 1998, with completion in the fall of 1999.

   In October 1997, the Company finalized a contract to purchase a 167-unit, garden property in northwest Washington, D.C. (Tunlaw Gardens) for $6.9 million consisting of $2.5 million cash and approximately 130,000 Operating Partnership units valued at $4.4 million. The property is currently managed by the Company and the acquisition is scheduled to close in December 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three and nine months ended September 30, 1997 and 1996 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles
E. Smith Residential Realty, Inc. (the "Company"), Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to its control as sole general partner.


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


RENTAL PROPERTIES

  Revenues, expenses and income from the multifamily and retail properties for the three and nine months ended September 30, 1997 and 1996 were as follows (in thousands):

                                       Three Months Ended September 30,    Nine Months Ended September 30,
                                      ----------------------------------  ---------------------------------
                                           1997            1996/(1)/           1997            1996/(1)/
                                      ---------------  -----------------  ---------------  ----------------

Multifamily Properties - Core/(2)/
  Revenues                                  $ 39,232       $   37,452         $114,770        $  110,725
  Expenses                                   (16,832)         (16,216)         (49,004)          (49,078)
                                            --------       ----------         --------        ----------
  Income before depreciation                $ 22,400       $   21,236         $ 65,766        $   61,647
                                            ========       ==========         ========        ==========

Multifamily Properties -
 Acquisitions and Development
  Revenues                                  $  8,785       $    2,074         $ 22,369        $    2,827
  Expenses                                    (3,693)            (970)          (9,528)           (1,313)
                                            --------       ----------         --------        ----------
  Income before depreciation                $  5,092       $    1,104         $ 12,841        $    1,514
                                            ========       ==========         ========        ==========
Retail Properties
  Revenues                                  $  2,812       $    2,631         $  7,949        $    7,557
  Expenses                                      (869)            (978)          (2,626)           (2,859)
                                            --------       ----------         --------        ----------
  Income before depreciation                $  1,943       $    1,653         $  5,323        $    4,698
                                            ========       ==========         ========        ==========
Total Rental Properties
  Revenues                                  $ 50,829       $   42,157         $145,088        $  121,109
  Expenses                                   (21,394)         (18,164)         (61,158)          (53,250)
  Depreciation and amortization               (5,294)          (4,748)         (15,440)          (13,476)
                                            --------       ----------         --------        ----------
Income from Rental Properties               $ 24,141       $   19,245         $ 68,490        $   54,383
                                            ========       ==========         ========        ==========


/(1)/ Reclassified for comparison purposes.  See Note 7 to the Financial
      Statements.
/(2)/ Represents properties owned as of December 31, 1995.

PROPERTY SERVICE BUSINESSES

  Revenues, expenses and income from the various Property Service Businesses for the three and nine months ended September 30, 1997 and 1996 were as follows (in thousands):

                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                            -----------------------------------  -------------------------------
                                                1997              1996               1997             1996
                                            -----------        ----------        ----------        ----------

Multifamily and Retail Property
Management Services
  Revenues                                   $  2,489          $  2,942           $  7,763         $  8,737
  Expenses                                     (2,227)           (2,338)            (7,159)          (6,833)
                                             --------          --------           --------         --------
  Income before depreciation
  and amortization                           $    262          $    604           $    604         $  1,904
                                             ========          ========           ========         ========

Interior Construction and Renovation
Services
  Net fee revenues                           $  2,000          $  1,493           $  4,626         $  3,788
  Expenses                                     (1,433)           (1,122)            (4,049)          (3,473)
                                             --------          --------           --------         --------
  Income before depreciation
  and amortization                           $    567          $    371           $    577         $    315
                                             ========          ========           ========         ========
Engineering and Technical Services
(including reimbursed costs)
  Revenues                                   $ 12,982          $ 10,512           $ 36,913         $ 30,691
  Expenses                                    (12,060)           (9,480)           (34,007)         (28,154)
                                             --------          --------           --------         --------

  Income before depreciation
  and amortization                           $    922          $  1,032           $  2,906         $  2,537
                                             ========          ========           ========         ========
Financing Services
  Revenues                                   $    704          $    332           $    996         $  1,721
  Expenses                                       (206)             (223)              (577)            (809)
                                             --------          --------           --------         --------

  Income before depreciation
  and amortization                           $    498          $    109           $    419         $    912
                                             ========          ========           ========         ========

Total Property Service Businesses

  Revenues                                   $ 18,175          $ 15,279           $ 50,298         $ 44,937
  Expenses                                    (15,926)          (13,163)           (45,792)         (39,269)
  Depreciation and amortization                  (318)             (319)              (870)            (879)
                                             --------          --------           --------         --------

Income from Property
  Service Businesses                         $  1,931          $  1,797           $  3,636         $  4,789
                                             ========          ========           ========         ========


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

  SUMMARY. Net income of the Operating Partnership increased $5.0 million, or 56.8%, from $8.8 million for the three months ended September 30, 1996 to $13.8 million for the three months ended September 30, 1997. Funds from Operations ("FFO") of the Operating Partnership increased $5.6 million, or 40.9%, from $13.5 million to $19.1 million during the same period. Net income of the Company increased from $2.9 million, or $0.29 per common share, for the three months ended September 30, 1996 to $7.1 million, or $0.49 per common share, for the three months ended September 30, 1997. FFO of the Company increased 60.0%, from $6.1 million to $9.8 million during the same period. The increases in both net income and FFO are primarily attributable to the acquisition of six properties totaling 2,830 apartment units during 1996 and the first quarter of 1997. In addition, income from the core portfolio increased 5.5% over the prior year period due primarily to increased rents and revenue initiatives.

  RENTAL PROPERTIES. Revenue from all rental properties increased $8.6 million, or 20.6%, from $42.2 million for the three months ended September 30, 1996 to $50.8 million for the three months ended September 30, 1997. The six acquisition and development properties (defined as properties acquired or developed subsequent to December 31, 1995) contributed approximately 77%, or $6.7 million, of the total rental revenue increase. Three of the acquisition properties (comprising 1,002 apartment units) were acquired during 1996 and three (comprising 1,828 units) were acquired in the first quarter of 1997. The core portfolio revenue increased $1.8 million, or 4.8%, over the prior year period. The retail portfolio revenue increased $0.2 million, or 6.9%, over the prior year period.

  Average monthly revenue per core apartment unit increased from $879 during the third quarter of 1996 to $921 per unit during the third quarter of 1997 primarily due to rent increases. In addition, revenue-enhancing initiatives such as the premium for month-to-month leases and the non-refundable move-in fee generated approximately $0.4 million in revenue over the comparable prior year period. Average economic occupancy for the core portfolio was 97.3% for the three months ended September 30, 1997 compared to 97.2% for the comparable prior year quarter.

  Expenses (including depreciation) from all rental operations increased $3.8 million, or 16.5%, from $22.9 million during the third quarter of 1996 to $26.7 million during the current quarter. Approximately $3.4 million of the increase, including depreciation expense of $0.7 million, resulted from the six properties in the acquisition/development portfolio. Expenses for the core portfolio increased $0.4 million, net of a $0.2 million decrease in depreciation expense, due primarily to unusually low utility expenses in 1996 related to an unseasonably cool summer.


  PROPERTY SERVICE BUSINESSES. The Company uses the equity method of accounting for investments in the Property Service Businesses.

  Income from the Property Service Businesses increased from $1.8 million in the third quarter of 1996 to $1.9 million in the third quarter of 1997. This was primarily due to 1) increased Financing Services revenue as a result of debt refinancings during the quarter, 2) higher volume for Interior Construction and Renovation Services partially offset by 3) lower management fees related to the two properties acquired in February, 1997.

  During the three months ended September 30, 1997, Interior Construction and Renovation Services' net fee revenue increased $0.5 million while expenses increased $0.3 million. The increase in fee revenue was due to the addition of several higher margin tenant renovation projects during the quarter. The increase in expenses was consistent with planned increases, primarily for employee wages and benefits, to support revenue growth.

  Revenues for Multifamily and Retail Property Management decreased $0.5 million during the third quarter of 1997 as compared to the comparable prior year quarter. Multifamily management fee revenue declined $0.3 million due primarily to the February 1997 acquisition of two properties previously managed by the Company as well as the Company's decision to terminate a third-party management contract in January 1997. Retail services revenue decreased $0.2 million over the prior year due to the high level of leasing fees earned in 1996 on a third-party development project.

  Engineering and Technical Services revenue increased $2.5 million, or 23.5%, during the quarter while expenses increased $2.6 million, or 27.2%, primarily due to new contracts for HVAC operations and maintenance. The decreased margin in the current quarter is attributable to start-up costs associated with a large new contract and higher marketing and promotion expenses during the quarter.

  OTHER. Corporate general and administrative expenses increased 24.8% compared to the prior year quarter due primarily to the addition in 1997 of acquisition personnel dedicated to the expansion of the Company's acquisition and development program outside of the Washington, D.C. metropolitan area to other U.S. cities with strong urban multifamily markets. Interest expense decreased $0.2 million during the quarter, or 2.0%, primarily due to capitalization of interest associated with the Springfield Station development which is currently funded with equity other than debt.

  As a result of the follow-on equity offering completed during the first quarter of 1997 (see LIQUIDITY AND CAPITAL RESOURCES), the original Minority Interest deficit created at the initial public offering was eliminated. Therefore, distributions to the Minority Interest which exceed allocated earnings are no longer charged to the Company as General Partner of the Operating Partnership but are charged directly against the Minority Interest. Distributions in excess of earnings allocated to Minority Interest of $1.1 million for the three months ended September 30, 1996 have no effect on FFO.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

  SUMMARY. Net income of the Operating Partnership increased $10.8 million, or 45.7%, from $23.8 million for the nine months ended September 30, 1996 to $34.6 million for the nine months ended September 30, 1997. Funds from Operations ("FFO") of the Operating Partnership increased $12.8 million, or 34.4%, from $37.3 million to $50.1 million during the same period. Net income of the Company increased from $6.0 million, or $.61 per common share, for the nine months ended September 30, 1996 to $16.8 million, or $1.32 per common share, for the nine months ended September 30, 1997. FFO of the Company increased 48.0%, from $16.8 million to $24.9 million during the same period. The increases in both net income and FFO are primarily attributable to the acquisition of three apartment properties during 1996 and three in the first quarter of 1997. In addition, income from the core portfolio increased 6.7% over the prior year period due to rent increases as well as expense savings. Higher interest expense and decreased income from the Property Service Businesses partially offset these increases.

  RENTAL PROPERTIES. Revenue from all rental properties increased $24.0 million, or 19.8%, from $121.1 million for the nine months ended September 30, 1996 to $145.1 million for the nine months ended September 30, 1997. The six acquisition and development properties (defined as properties acquired or developed subsequent to December 31, 1995) contributed approximately 81%, or $19.5 million, of the total rental revenue increase. The core portfolio contributed $4.0 million of the increase in revenue, a 3.7% increase over the prior year period.

  Average monthly revenue per core apartment unit increased from $867 during the first nine months of 1996 to $898 during the nine months ended September 30, 1997. Revenue-enhancing initiatives on core properties such as the premium for month-to-month leases and the non-refundable move-in fee generated approximately $1.0 million in revenue over the comparable prior year period. However, these increases were partially offset by slightly lower occupancy during the first quarter, particularly for furnished apartments at Gateway Place. Average economic occupancy for the core portfolio was 96.8% for the nine months ended September 30, 1997 compared to 97.0% for the comparable prior year period.

  Expenses (including depreciation) from all rental operations increased $9.9 million, or 14.8%, from $66.7 million to $76.6 million during the nine months ended September 30, 1996 and 1997, respectively. The six properties in the acquisition/development portfolio contributed additional property operating expenses of $8.2 million and depreciation expense of $2.3 million. Core expenses were essentially unchanged due to a much milder winter in 1997 compared to 1996 which reduced repair and maintenance expenses.

  PROPERTY SERVICE BUSINESSES. Income from the Property Service Businesses decreased from $4.8 million during the nine months ended September 30, 1996 to $3.6 million for the nine months ended September 30, 1997 due primarily to a $0.7 million decrease in Financing Services revenue as well as a non-recurring fee in 1996 of $0.6 million related to the termination of a management agreement with a hotel owned by a related party. The decreases in 1997 were partially offset by higher income for both Engineering and Technical Services and Interior Construction and Renovation Services.

  Revenues for Multifamily and Retail Property Management decreased $1.0 million, or 11.1%, during the first nine months of 1997 compared to the prior year period due primarily to the non-recurring fee of $0.6 million earned in 1996 in connection with the termination of a management agreement with a hotel owned by a related party. In addition, revenue decreased due to the February 1997 acquisition of two properties previously managed by the Company.

  During the nine months ended September 30, 1997, Interior Construction and Renovation Services' net fee revenue increased $0.8 million, or 22% while expenses increased 16.6% compared to the prior year period. The revenue increase was due primarily to additional projects for affiliated partnerships as well as several large general contracting projects for third party clients. Expenses increased primarily due to planned increases in personnel and related costs.

  Engineering and Technical Services revenue increased $6.2 million, or 20.3%, during the nine months ended September 30, 1997 with resulting increases over the prior year period of 20.8% in expenses and 14.5% in income. New contracts for HVAC operations and maintenance as well as significant additional work under existing contracts contributed the majority of the increase.

  OTHER. Corporate general and administrative expenses increased 18.5%, due primarily to write-offs of capitalized costs for terminated acquisition projects as well as the addition of acquisition personnel during the year. Interest expense increased $1.4 million, or 4.4%, due to additional borrowings to fund acquisitions and development.

  Distributions in excess of earnings allocated to Minority Interest of $4.7 million for the nine months ended September 30, 1996 have no effect on FFO.

  FUNDS FROM OPERATIONS. Funds from Operations is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, and distributions in excess of earnings allocated to Minority Interest, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike Funds from Operations, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

  Funds from Operations for the three and nine months ended September 30, 1997 and 1996 are computed as follows (in thousands):

                                       Three Months Ended September 30,    Nine Months Ended September 30,
                                      ----------------------------------  ---------------------------------
                                            1997              1996               1997             1996
                                      ---------------  -----------------  ---------------  ----------------

Net Income of the
  Operating Partnership                   $13,783           $ 8,791           $ 34,647           $23,783
Depreciation of Real Property               5,294             4,748             15,440            13,476
                                          -------           -------           --------           -------
Funds from Operations of the
   Operating Partnership                   19,077            13,539             50,087            37,259
Minority Interest                          (9,286)           (7,418)           (25,194)          (20,440)
                                          -------           -------            -------          --------
Attributable to Shareholders              $ 9,791           $ 6,121           $ 24,893           $16,819
                                          =======           =======           ========           =======

LIQUIDITY AND CAPITAL RESOURCES

  SUMMARY. Net cash flow provided by operating activities increased $14.3 million from $36.3 million for the nine months ended September 30, 1996 to $50.6 million for the nine months ended September 30, 1997. The increase is a result of an additional $12.8 million of FFO of the Operating Partnership and an increase of $2.6 million in accounts payable due primarily to property acquisitions and accrued real estate taxes.

  Despite an increase of approximately $80 million in acquisition and development activity during the nine months ended September 30, 1997 versus the prior year period, net cash flows used by investing activities decreased $27.3 million. A decrease of $39 million due to the funding of a substantial portion of the 1997 property acquisitions through Operating Partnership unit exchanges and debt assumption was partially offset by a $12 million increase related to acquisition deposits and a short-term loan on a potential development project.

  Net cash flows used by financing activities was $7.5 million for the nine months ended September 30, 1997, comprised of $102.6 million of cash inflow from common and preferred stock sales less $71.8 million of debt repayments and $37.7 million of dividends/distributions ($1.515 per share/unit). Net cash flows provided by financing activities of $26.9 million in the comparable prior year period primarily consisted of $60.2 million in borrowings less $32.2 million of dividends/distributions ($1.47 per share/unit).

  During the first quarter of 1997, the Company issued 3.1 million shares of common stock in an equity offering at $28.375 per share resulting in proceeds of $82.9 million, net of underwriting discounts and other expenses totaling $5.2 million. The Company repaid $72.1 million on the line of credit and $9.0 million of mortgage debt. In May 1997, the Company entered into an agreement with a private investor to sell 2.6 million shares of Series A preferred stock for $71.5 million. On June 30, 1997, the Company issued 0.7 million shares of Series A preferred stock at $27.08 per share resulting in proceeds of $19.8 million, net of underwriting discounts and other expenses totaling $0.2 million. The Company repaid $20 million on the line of credit. The remainder of the Series A preferred stock will be issued and sold in amounts determined by the Company on or before May 1998.

  In October 1997, the Company issued 1.45 million shares of common stock and
1.22 million shares of Series B preferred stock to a private investor for $76 million. The Company also acquired four multi-family properties in October 1997
-  three existing properties (1,208 apartment units) and one property under
construction (564 apartment units).    The cost of the three existing properties
totaled $158.8 million and was comprised of Operating Partnership units ($14.1 million), assumed debt ($13.3 million) and cash ($131.4 million). The $17.5 million cost of the property under development was comprised of Operating Partnership units ($13.9 million) and cash ($3.6 million). Management expects to secure a construction loan to fund the estimated $47.5 million balance of construction costs on this property.

DEBT

  During the first quarter, the Company completed the acquisition of three multifamily properties totaling 1,828 apartment units for a total cost of $129.1 million comprised of Operating Partnership Units ($47.1 million), assumed debt ($80.2 million) and cash ($1.8 million). One of the properties is subject to a 5.1% net profits interest in favor of an unaffiliated third party.

  During the second quarter of 1997, the Company purchased for $9.1 million approximately 17 acres of land and began development of a 630-unit mid-rise and garden property in Springfield, Virginia. The total expected cost of the project is approximately $60 million. Total capitalized cost as of September 30, 1997, was approximately $14.7 million. Management expects to fund the remaining development costs from either the line of credit or the preferred stock agreement. Initial deliveries are scheduled for spring 1998 with final completion expected by spring 1999.

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

  As of September 30, 1997, the Company had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 8%, as follows:



                                     Dollars in         % of
                                     Thousands         Total
                                     ----------        ------

  Mortgage debt:
   Fixed rate                         $478,839         86.3%
   Variable rate                         8,103          1.5%

  $100M Line of Credit (variable)       38,000          6.8%
  $83M Line of Credit (fixed)           30,000          5.4%
                                      --------        -----

                                      $554,942        100.0%
                                      ========        =====

  As of September 30, 1997, the Company had $115 million of unused borrowing capacity available on lines of credit and $51.5 million available under its preferred stock agreement. Amounts outstanding under lines of credit averaged $69.0 million for the nine months ended September 30, 1997 compared to $78.1 million for the nine months ended September 30, 1996.

  As of September 30, 1997, the Company's Debt to Total Market Capitalization Ratio was 37.2% (based on 13.4 million common shares, 0.7 million preferred shares and 13.4 million partnership units outstanding at a stock price of $34) versus 45.9% as of December 31, 1996 and 50.7% as of September 30, 1996. The decreases are attributable to the 1997 equity offering, acquisitions funded via Operating Partnership unit exchanges, and an increasing stock price. The Company's Debt Coverage Ratio for the nine months ended September 30, 1997 was
2.66 to 1 compared to 2.33 for the comparable prior year period.

CAPITAL EXPENDITURES

  For the nine months ended September 30, 1997, total capital improvements were $8.2 million, of which $6.9 million were for the core portfolio ($483 per unit). Core portfolio capital expenditures per unit of $247 for the prior year period were unusually low due to timing of projects many of which were completed in the fourth quarter of 1996. Approximately 30.0% of the capital expenditures on the core portfolio in 1997 are considered by management to be revenue generating or economic improvements, as shown below, which the Company believes directly affect its ability to increase rents. The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to increase rents and are considered non-revenue generating. A summary of core capital expenditures follows:




                                  Total $       Actual # of   Average $ Per  Average $ Per
Expenditure Type                   Spent      Units Improved  Unit Improved   Core Unit
----------------               -------------  --------------  -------------  -------------
                               (in thousands)

Installations/Replacements:
  Appliances                      $  593           1,085         $  547       $ 42
  Carpet                              90              73          1,233          6
  Security gating                    321             711            451         23
  Other                              100             122            820          7
Renovations:
  Kitchen                            636             154          4,130         44
  Bath                               321             270          1,189         23
                                  ------                                      ----
Total revenue generating
  improvements                     2,061                                       145
Non-revenue generating
  improvements                     4,794                                       338
                                  ------                                      ----

Total capital expenditures
  - core portfolio                $6,855                                      $483
                                  ======                                      ====

                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

  None

ITEM 2.  CHANGES IN SECURITIES.

  The Company amended the Articles of Incorporation (see Exhibit 4.1 in the Report on Form 8-K dated October 3, 1997 and filed October 20, 1997) to designate and establish the rights and privileges of the Series B Cumulative Convertible Redeemable Preferred Stock ("Preferred Shares") and Series B Cumulative Convertible Redeemable Preferred Units ("Preferred Units"), respectively. Rights of Preferred Shareholders include voting, dividend and liquidation preferences over the common shareholders.

  On October 3, 1997, the Company issued 1,450,000 common shares and 1,216,666 shares of Series B Cumulative Convertible Redeemable Preferred Stock (Preferred Shares), $0.01 par value (liquidation preference of $28.50 per share) for a total of $76 million.

  Dividends on the Preferred Shares are cumulative and are payable quarterly at the greater of $2.02 per share or the rate declared on the shares of common stock of the Company. No dividends will be declared or paid on any class of common or other junior stock to the extent that dividends on Preferred Shares have not been declared and/or paid. The Company, at its option, may redeem the Preferred Shares for Common Stock. The investor may convert the Preferred Shares into shares of Common Stock on a one-for-one basis subject to certain adjustments and limitations related to its ownership of Common Stock.

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

  None

ITEM 5. OTHER INFORMATION.

  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

  None

  (b) Reports on Form 8-K:

  A Report on Form 8-K dated October 3, 1997 was filed on October 20, 1997 to report the Company's acquisition of four apartment properties and the issuance of $76 million of common and preferred stock. Historical and pro forma financial statements for one of the acquired properties were included in the filing.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CHARLES E. SMITH RESIDENTIAL REALTY, INC.

November 10, 1997        By:  /s/   W. D. Minami
                              -------------------------------------------------
                              W. D. Minami
                              Senior Vice President and Chief Financial Officer
                               of Charles E. Smith Residential Realty, Inc.
                              (on behalf of the Registrant and as Principal
                              Financial Officer)

                              /s/  Steven E. Gulley
                              -------------------------------------------------
                              Steven E. Gulley
                              Vice President and Chief Accounting Officer
                               of Charles E. Smith Residential Realty, Inc.