Form 10-K
period 1997-12-31
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 1998-03-13
CIK 919004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

X  Annual Report Pursuant to Section 13 or 15(d) of the Securities
-  Exchange Act of 1934 for the   fiscal year ended DECEMBER 31, 1997,  or

   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
-  Act of 1934 for the period from               to
                                   -------------    ------------------

            COMMISSION FILE NUMBER:  1934 ACT FILE NUMBER:  1-13174

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
            (Exact name of registrant as specified in its charter)

                  MARYLAND                               54-1681655
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

               2345 CRYSTAL DRIVE
            CRYSTAL CITY, ARLINGTON, VA                    22202
     (Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code:  (703) 920-8500

          Securities registered pursuant to Section 12(b) of the Act:

  Title of each class               Name of each exchange on which registered
  --------------------              -----------------------------------------
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

     The aggregate market value of the 15,004,109 Shares of Common Stock held by non-affiliates of the Registrant was approximately $491,384,570 based upon the closing price on the New York Stock Exchange for such stock on March 2, 1998.

     As of March 2, 1998, there were 15,281,679 Shares of Common Stock of the Registrant issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the annual shareholders meeting to be held in 1998 are incorporated by reference into Part III.

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


                                    PART I

ITEM 1.   BUSINESS.

     Charles E. Smith Residential Realty, Inc. (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT") that is engaged primarily in the acquisition, development, management and operation of multifamily properties. The Company, together with its subsidiaries as described below, is a fully integrated real estate organization with in-house acquisition, development, financing, marketing, leasing and property management expertise. The Company's primary strategy for growth is to acquire, develop, own and manage high quality multifamily properties for income generation and long-term value appreciation.

     The Company is structured as an umbrella partnership REIT whereby all of the Company's properties, property interests, and business assets are owned by, and its operations are conducted through, Charles E. Smith Residential Realty L.P., a Delaware limited partnership (the "Operating Partnership") of which the Company is the sole general partner and holder of approximately 56% of the common and preferred units of limited partnership interest ("Units") as of March 1, 1998. The other limited partners of the Operating Partnership (the "Minority Interest") primarily consist of the former limited and general partners of properties and the former owners of the property service businesses acquired by the Operating Partnership (see "History of the Company" below). The Operating Partnership owns 100% of the nonvoting common stock, which represents 99% of the total economic interest, of three operating companies (collectively, the "Property Service Businesses") which provide property services to the properties owned by the Operating Partnership and to other multifamily, retail, and office properties. The three Property Service Businesses are: Smith Realty Company, which provides management, leasing, financing, development and insurance services; Consolidated Engineering Services, Inc., which provides engineering and technical services; and Smith Management Construction, Inc., which provides construction and interior renovation services. As the sole general partner of the Operating Partnership, the Company has the exclusive power to manage and conduct the business of the Operating Partnership, subject to the consent of the holders of Units in connection with the sale of all or substantially all of the assets of the Operating Partnership. Some references made herein to the Company include the Operating Partnership and the Property Service Businesses, as the context requires.

     As of March 2, 1998, the Company, through the Operating Partnership and its subsidiaries, owned 46 operating multifamily apartment properties containing a total of 18,296 units (the "Multifamily Properties"), two retail centers containing approximately 436,000 square feet of retail space (the "Retail Properties"), and had three properties under construction containing approximately 2,000 units ("Development Properties"). All properties, excluding two in Chicago, Illinois and one in Boston, Massachusetts, are located in the Washington, D.C. metropolitan area (collectively, the "Properties").

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

HISTORY OF THE COMPANY

     The Company and the Operating Partnership were formed to succeed to the property assets of 38 partnerships (the "Property Partnerships") and certain asset management and property service businesses of the Charles E. Smith Companies (the "Smith Companies"). On June 30, 1994, the Company consummated an initial public offering (the "Initial Public Offering") of 8,632,800 shares of its common stock, $.01 par value per share (the "Common Stock"), and a private placement of 416,667 shares of its Common Stock. The Company contributed the net proceeds of such offerings to the Operating Partnership in return for 9,049,467 Units of general and limited partnership interest therein. On that same date, (i) the Operating Partnership acquired, in exchange for 12,131,292 Units, 30 Properties (reflects the combination of three buildings into one for operational and statistical purposes), partial interests in two additional properties, all of the non-voting common stock of the Property Service Businesses (representing 99% of the economic interest), and notes of the Property Service Businesses in the aggregate amount of $44.5 million; (ii) the Operating Partnership, through its partnership subsidiaries, issued $352.4 million of fixed-rate indebtedness secured by certain of the Properties in private placements to institutional investors and assumed certain other indebtedness (the "Mortgage Loans"); (iii) the Operating Partnership applied the proceeds of the Mortgage Loans and the Company's contribution of offering proceeds to repay approximately $454 million of mortgage indebtedness, $26.2 million in related party indebtedness and $11.1 million in notes payable to a bank, to pay $13.8 million in prepayment penalties related to the early extinguishment of debt, to pay $14.7 million in transfer taxes and other costs associated with the formation of the Company and the Operating Partnership, and to pay $18.5 million of mortgage recording taxes, origination fees and other expenses associated with the Mortgage Loans, and to supply $15.4 million of working capital; and (iv) the Operating Partnership established a $100 million line of credit to fund development activities and property acquisitions and for general corporate purposes (collectively, the "Formation Transactions").

     Since the Formation Transactions and through March 2, 1998, the Operating Partnership developed one and acquired 18 operating Multifamily Properties totaling 6,688 apartment units and sold one property containing 227 units. In addition, the Operating Partnership had approximately 2,000 units under construction at three Development Properties as of March 2, 1998 (see "Recent Developments" below).

BUSINESS STRATEGY

     The Company seeks growth in funds from operations (a common measure of equity real estate investment trust performance, defined as net income [loss] computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of property and distributions in excess of earnings allocated to minority interests, plus depreciation and amortization of assets unique to the real estate industry) while preserving and enhancing property values by pursuing the following strategies: (i) maximizing cash flow from operations of the Properties by seeking to maintain high occupancy levels, obtain rent increases, manage tenant turnover efficiently, make strategic capital investments, expand the availability of furnished rental apartments, initiate new tenant fees and control operating expenses; (ii) acquiring additional multifamily properties for Common Stock, Units, or cash in situations where, in the judgment of management, the Company's business strengths have the potential to increase property performance and value; (iii) developing new multifamily properties consistent with the predecessor Smith Companies' historical policies of constructing and maintaining high quality properties for long-term income and value enhancement; and (iv) actively promoting the comprehensive property services of the Property Service Businesses to unaffiliated property owners. In addition to its activities in the Washington, D.C. metropolitan area, the Company also seeks to acquire additional properties or portfolios in Chicago, Boston and other markets with characteristics similar to the Company's current portfolio that offer opportunities for profitable investment and long-term growth.

FINANCING STRATEGY

     To the extent that the Company's board of directors determines to seek additional capital for acquisitions or otherwise, the Company may raise such capital through additional equity offerings, debt financing or retention of cash flow (subject to provisions of the Internal Revenue Code of 1986, as amended, requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income), or a combination of these methods.

EQUITY

     During 1997 and through March 2, 1998, the Company completed several equity transactions.

     On February 19, 1997, the Company consummated a second stock offering, issuing an additional 3,105,000 shares of Common Stock (including exercise of the underwriter's over-allotment).

     On May 15, 1997, the Company entered into an agreement with Security Capital Preferred Growth, Inc. ("Security Capital") to sell 2,640,325 shares by May 14, 1998 of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Shares"), $0.01 par value. On June 30, 1997 and December 2, 1997, the Company sold 738,553 and 923,191 Series A Preferred Shares, respectively, under the agreement.

     The Company amended the Articles of Incorporation to designate and establish the rights and privileges of the Series A Preferred Shareholders which include certain voting, dividend and liquidation preferences. Dividends are cumulative from the date of original issue and are payable quarterly at the greater of the rate declared on the Common Stock or an annual rate of $2.02 per share. The Series A Preferred Shares are not redeemable prior to May 15, 2003. On or after May 15, 2003, the Company, at its option, may redeem the Series A Preferred Shares for cash at a price of $27.08 per share, plus accrued and unpaid dividends. Under certain circumstances, the Company may elect to make such redemption with Common Stock at the then market price of the Common Stock. On or after January 31, 1999, Security Capital may convert the Series A Preferred Shares into shares of Common Stock on a one-for-one basis subject to certain limitations. Prior to January 31, 1999, the Series A Preferred Shares will not be convertible unless the Company undergoes a change in control, as defined by the agreement, or fails to qualify as a REIT for tax purposes.

     On October 3, 1997, the Company sold 1,450,000 shares of Common Stock and 1,216,666 shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares"), $0.01 par value, to the Prudential Insurance Company of America ("Prudential").

     The Company amended the Articles of Incorporation to designate and establish the rights and privileges of the Series B Preferred Shareholders which include certain voting, dividend and liquidation preferences over the common shareholders. The Series B Preferred Shares have a liquidation preference of $28.50 per share. Dividends are cumulative and are payable quarterly at the greater of the rate declared on the shares of Common Stock or an annual rate of $2.02 per share. Prudential may convert the Series B Preferred Shares into shares of Common Stock on a one-for-one basis, subject to certain adjustments and limitations related to its ownership of Common Stock of the Company. The Company, at its option, may redeem Series B Preferred Shares at any time for Common Stock, plus accrued and unpaid dividends.

     In January 1998, the Company sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares"), $0.01 par value, to Cobalt Capital, LLC.

     The Company amended the Articles of Incorporation to designate and establish the rights and privileges of the Series C Preferred Shareholders which include certain voting, dividend and liquidation preferences over the common shareholders. The Series C Preferred Shares have a liquidation preference of $100,000 per share and an initial annual dividend of $7,910 per share (7.91% of purchase price). If the securities receive an investment grade rating, the dividend will decrease to $7,660 per share. Dividends are cumulative and are payable quarterly. The Company may redeem Series C Preferred Shares after February 1, 2028, at the liquidation price plus accrued dividends.

     The Company currently has on file with the Securities and Exchange Commission an effective registration statement which allows the sale of up to $450,000,000 in debt or equity securities, of which approximately $312,000,000 remains available. As long as the Operating Partnership is in existence, the net proceeds of all equity capital raised by the Company will be contributed to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership. The Company and the Operating Partnership also may issue securities senior to the Common Stock or Units, including additional preferred stock or debt securities (either of which may be convertible into Common Stock or Units or may be accompanied by warrants to purchase Common Stock or Units).

DEBT

     The Company's policy is to incur debt (including debt incurred under its lines of credit) only if upon such incurrence its ratio of debt to total market capitalization would be 60% or less. The Company and its Board of Directors may reevaluate or modify this financing policy from time to time in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors. At December 31, 1997, the Company's debt to total market capitalization ratio was 35.0%.

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

PROPERTY SERVICE BUSINESSES

     MULTIFAMILY PROPERTY MANAGEMENT SERVICES. The residential property management business of Smith Realty Company ("SRC"), an operating subsidiary of the Company, is a long-established, integrated business with extensive experience in leasing and managing multifamily properties. This subsidiary has been managing and leasing multifamily housing in the Washington, D.C. metropolitan area since 1946 and, as of March 2, 1998, manages 58 apartment properties (including 45 Multifamily Properties and 13 other multifamily properties with approximately 3,800 apartment units). It also assists in the development and acquisition of additional multifamily properties and carries out a periodic inspection program that addresses all aspects of the property and property management.

     RETAIL PROPERTY MANAGEMENT SERVICES. The retail management and leasing business, also conducted through Smith Realty Company, approaches the management and leasing of its retail portfolio with an integrated program of regular direct communication with retail tenants, proactive assistance with marketing, merchandising and monitoring store operations, and maintenance. A retail marketing staff works to promote the shopping centers as a whole and to work with individual tenants to ensure the effectiveness of store design, marketing, merchandising and sales efforts. The retail management and leasing group, in addition to providing complete property management and leasing services for the Company's two Retail Properties totaling approximately 436,000 square feet, also provides such services for a fee to three retail properties owned by affiliated parties totaling approximately 293,000 square feet, and one retail property owned by an unaffiliated third party totaling 660,000 square feet. Smith Realty Company also provides retail leasing and brokerage services for additional, unaffiliated third parties on a fee-for-service basis.

     FINANCING SERVICES. The finance department negotiates and administers all debt financing for the Company and its subsidiaries, and, for a fee, other properties owned by third parties (the majority of which are affiliated with Robert H. Smith and Robert P. Kogod, the Co-Chief Executive Officers and Co-Chairmen of the Board of the Company and the owners of approximately 13% of the shares and Units). This responsibility includes obtaining new sources of funding by actively soliciting prospective lenders, monitoring, analyzing and negotiating changes in loan status and/or structure, and satisfying reporting requirements of lenders. Financing services were performed for approximately $489 million of refinancing in 1997. During the fourth quarter of 1997, Financing Services personnel transferred to Charles E. Smith Commercial
Realty L.P. ("CESCR"), a commercial office partnership affiliated with Messrs. Smith and Kogod. The Company entered into agreements through December 31,
1998 to provide Financing Services for certain properties owned and certain properties to be acquired by CESCR. Services will be provided utilizing CESCR personnel on a negotiated cost basis. The Company will separately negotiate revenue and cost sharing agreements for Financing Services it may provide, if any, to properties managed but not owned by CESCR.

     ENGINEERING AND TECHNICAL SERVICES. The engineering and technical services business is conducted through Consolidated Engineering Services, Inc., an operating subsidiary of the Company, which manages, operates, maintains and repairs the "physical plant" of office, multifamily, and retail properties. Through its staff of on-site and off-site engineers, supervisors, technical specialists and maintenance personnel, this subsidiary provides various services, including on-site building systems operations and maintenance, engineering and technical consulting, automated environmental monitoring and controls, preventive maintenance, management of building environmental systems and repair and replacement of mechanical/electrical systems. This business serves the Properties and also provides facilities management services for both affiliated and unaffiliated third parties, including condominium, bank, university and government buildings. During 1997, services were provided with respect to approximately 30 million square feet of facilities.

     INTERIOR CONSTRUCTION AND RENOVATION SERVICES. The construction services business, conducted through Smith Management Construction, Inc., an operating subsidiary of the Company, is a construction management and general contracting company that provides interior construction and renovation services to the Properties and various other affiliated and unaffiliated third party clients. This business focuses primarily on capital improvement projects and office and retail tenant space construction and alteration, and provides the expertise necessary to take a project from the initial planning and preconstruction stage through the completion of construction. In 1997, oversight was provided to approximately $66 million of construction activity.

     CORPORATE SERVICES. The corporate services businesses, conducted through Smith Realty Company, enable a central office to provide supporting services in the areas of insurance, legal advice, accounting, information systems, human resources, office administration and marketing to the Company and its subsidiaries, as well as to other affiliated third parties, including CESCR. Services are provided at cost (including overhead) in accordance with cost and executive sharing agreements. In management's opinion, the allocation methods provide reasonable estimates of the costs that would have been incurred by the Company had the services been provided by the Company.

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

EMPLOYEES

     As of March 2, 1998, the Company and its subsidiaries had approximately 1,400 full-time and part-time employees, the latter primarily employed in on-site clerical positions. This total includes 540 employees who provide on-site property services and, in the Property Service Businesses, 550 persons in its engineering and technical services subsidiary, 110 persons in its interior construction and renovation subsidiary, and 200 persons in its residential and retail leasing and management, finance, and corporate services subsidiary.

RECENT DEVELOPMENTS

     ACQUISITION PROPERTIES.   During 1997, the Company, through the Operating
Partnership, acquired six operating properties containing 3,036 apartment units, as further described below.

     Crystal Plaza. This 540-unit, high-rise, multifamily apartment building located in the Crystal City submarket of Arlington, Virginia, was acquired in February 1997 for 307,079 Operating Partnership Units with an approximate value of $8.7 million (based upon the price of the Company's stock on the date of the acquisition), and the assumption of an existing mortgage, for an approximate total cost of $43.0 million. The property was developed and managed by the Smith Companies, predecessor to the Company, and remains subject to a 5.1% net profits interest in favor of an unaffiliated third party. During the fourth quarter of 1997, this property had an average economic occupancy of 98.9% and average monthly rental revenue per apartment unit of approximately $1,228.

     Crystal Towers. This 912-unit, high-rise, multifamily apartment building also located in Crystal City was acquired in February 1997 for 842,544 Operating Partnership Units with an approximate value of $23.9 million, $0.9 million in cash, and the assumption of an existing mortgage for an approximate total cost of $69.8 million. The property was developed and managed by the Smith Companies. During the fourth quarter of 1997, the property had an average economic occupancy of 96.2% and average monthly rental revenue per apartment unit of approximately $1,085.

     Kenmore. This 376-unit high-rise multifamily apartment building located in northeast Washington, D.C., was acquired in March 1997 for 510,674 Operating Partnership Units with an approximate value of $14.5 million and the assumption of an existing mortgage, for an approximate total cost of $16.3 million. During the fourth quarter of 1997, the property had an average economic occupancy of 98.6% and average monthly rental revenue per apartment unit of approximately $738.

     Lincoln Towers. This 714-unit high-rise property located in Ballston, Virginia, was acquired in October 1997 for a total cost of approximately $88.9 million in cash. Lincoln Towers was built in 1992 and consists of twin 22-story towers above a three level parking garage. The acquisition was funded in part by the sale of 1,450,000 shares of Common Stock and 1,216,666 Series B Preferred Shares for approximately $76 million. During the fourth quarter of 1997, the property had an average economic occupancy of 90.1% and average monthly rental revenue per apartment unit of approximately $1,224.

     One East Delaware. This 306-unit high-rise property in downtown Chicago, Illinois was acquired in October 1997 for approximately $43.1 million in cash. Built in 1989, the property consists of a 36-story tower over an enclosed parking garage. The Company funded the acquisition with proceeds from its line of credit. During the fourth quarter of 1997, the property had an average economic occupancy of 99.4% and average monthly rental revenue per apartment unit of approximately $1,229.

     2000 Commonwealth. This 188-unit high-rise property in Boston, Massachusetts was acquired in October 1997 for approximately $27.5 million consisting of 464,667 Operating Partnership units valued at $13.9 million, assumed debt of $13.3 million, and acquisition related costs of approximately $0.3 million. Built in 1986, the property is a 16-story, brick structure over below grade parking. During the fourth quarter of 1997, the property had an average economic occupancy of 97.2% and average monthly rental revenue per apartment unit of approximately $1,346.

     In addition to the above-described properties, the Company, in the first quarter of 1998, also acquired two operating properties with 287 apartment units, contracted to purchase a third property with 299 units and sold one property with 227 units, as further described below.

     Tunlaw Park. This 120-unit mid-rise property in northwest Washington, D.C. was acquired in January 1998 for $0.8 million in cash and 123,818 Operating Partnership units valued at $4.4 million. The property was developed and managed by the Smith Companies and the Company previously owned a 20% minority interest. During the fourth quarter of 1997, the property had an average economic occupancy of 94.6% and average monthly rental revenue per apartment unit of approximately $1,047.

     Tunlaw Gardens. This 167-unit, garden property in northwest Washington, D.C. was acquired in January 1998 for $6.9 million consisting of $2.5 million cash and 130,371 Operating Partnership units valued at $4.4 million. The property was previously managed by the Company. During the fourth quarter of 1997, the property had an average economic occupancy of 96.1% and average monthly rental revenue per apartment unit of approximately $716.

     Parc Vista. In January 1998, the Company contracted to purchase this 299-unit, 16-story high-rise built in 1990. The property is located in the Crystal City/Pentagon City submarket, adjacent to the Ritz Carlton Hotel, the Pentagon City regional mall, and a Metrorail station. The property contains extensive contemporary amenities and will be purchased for approximately $39 million cash during the second quarter of 1998.

     Oxford Manor. In March 1998, the Company sold this 227-unit property located in southeast Washington, D.C. for $4.4 million. The Company recognized a gain on the sale of $3.2 million.

     DEVELOPMENT PROPERTIES. During 1997, the Company, through the Operating Partnership, acquired interests in three development properties as further described below.

     Springfield Station. The Company purchased for $9.1 million in cash approximately 17 acres of land and is nearing completion on the first phase of construction of an estimated 630-unit mid-rise and garden apartment property in Springfield, Virginia. The $60 million project is located adjacent to a new Metrorail and commuter rail station and a regional shopping mall and offers convenient access to major transportation routes. Initial delivery is expected in the spring of 1998, with final delivery in the fall of 1999.

     Courthouse Place. In October 1997, the Company acquired this 564-unit high-rise property under construction in Arlington, Virginia for $17.5 million consisting of $3.6 million cash and approximately 450,000 Operating Partnership units valued at $13.9 million. Total expected project cost is approximately $65 million. The balance of construction cost will be funded through a three-year construction loan. Management expects to initially deliver apartment units in the fourth quarter of 1998, with final delivery in the fall of 1999.

     One Superior Place. During the fourth quarter of 1997, construction began on a 52-story, 809-unit high-rise apartment and commercial center in downtown Chicago. The $112 million project will also include a new Whole Foods supermarket and other tenants in its 52,000 square feet of commercial space. Management expects to secure construction loan financing for this project during the second quarter of 1998. Initial occupancy is expected in late summer of 1999 with final delivery in mid-2000.

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

EXECUTIVE OFFICERS OF THE COMPANY

     The following is a biographical summary of the experience of the executive officers of the Company:

     ROBERT H. SMITH. Mr. Smith is Co-Chief Executive Officer and Co-Chairman of the Board of the Company and Co-Chairman of the Board of each of the Property Service Businesses. Since 1962, Mr. Smith has been the President, Chief Executive Officer and a director of Charles E. Smith Construction, Inc. and its predecessor companies, where he oversees and directs all phases of development and construction of the Smith Companies' office, retail and residential real estate projects. He is also Co-Chairman of the Board and a director of Charles
E. Smith Commercial Realty, Inc. which together with its subsidiaries and affiliates is engaged in the ownership, operation, and management of commercial office buildings. Mr. Smith joined the Smith Companies in 1950. Mr. Smith is 69 years old and the brother-in-law of Robert P. Kogod.

     ROBERT P. KOGOD. Mr. Kogod is Co-Chief Executive Officer and Co-Chairman of the Board of the Company and Co-Chairman of the Board of each of the Property Service Businesses. From 1964 to 1997, Mr. Kogod was the President, Chief Executive Officer and a director of Charles E. Smith Management, Inc., where he oversaw and directed all phases of the leasing and management of the Smith Companies' commercial real estate portfolio. He is now the Co-Chairman of the Board and a director of Charles E. Smith Commercial Realty, Inc., a successor to Charles E. Smith Management, Inc., and the owner, operator, and manager of commercial office buildings. He is also Secretary/Treasurer and a director of Charles E. Smith Construction, Inc., an affiliated company that specializes in the development and construction of office, retail and residential projects. Mr. Kogod joined the Smith Companies in 1959. Mr. Kogod is 66 years old and the brother-in-law of Robert H. Smith.

     ERNEST A. GERARDI, JR. Mr. Gerardi is President, Chief Operating Officer and a Director of the Company, and is President, Chief Executive Officer, and a director of each of the Property Service Businesses. From 1985 until 1994, Mr. Gerardi was a member of the Executive Committee of Charles E. Smith Management, Inc., where he had overall responsibility for all day-to-day business operations and long-range planning. From 1985 through 1993, he served as Executive Vice President and Senior Executive Vice President of Charles E. Smith Management, Inc. Prior to joining the Smith Companies in 1985, Mr. Gerardi was with Arthur Andersen and Co., where he served as senior partner in charge of the firm's accounting and financial practice for over 250 professionals in Washington, D.C. During his 27 years with Arthur Andersen, he specialized in management consultation and strategic planning. He is also a member of the American Institute of Certified Public Accountants and the D.C. Institute of Certified Public Accountants. Mr. Gerardi is 62 years old.

     WESLEY D. MINAMI. Mr. Minami is Senior Vice President and Chief Financial Officer of the Company and Smith Realty Company, one of the Property Service Businesses, and is responsible for the Company's debt portfolio, corporate financial planning, local acquisitions, and its treasury, accounting, controls and information systems departments. Prior to joining the Company in 1997, Mr. Minami was the Chief Financial Officer for Ascent Entertainment Company where he was responsible for an $86 million initial public offering spin-off of Ascent, which had been a wholly-owned subsidiary of Comsat Corporation. Formerly, he had served as the Treasurer of Comsat Corporation. From 1985 to 1993, Mr. Minami held several positions, including Senior Vice President, Chief Financial Officer at Oxford Realty Services Corporation which developed and managed a portfolio of over 45,000 apartment units. Mr. Minami is 41 years old.

     ROBERT D. ZIMET. Mr. Zimet is Senior Vice President, General Counsel and Secretary of the Company and Smith Realty Company, one of the Property Service Businesses. He was the General Counsel and a Senior Vice President of Charles
E. Smith Management, Inc., since joining the Smith Companies in 1983, and became a Group Senior Vice President in 1991. He continues in these capacities for Charles E. Smith Commercial Realty, Inc., a successor to Charles E. Smith Management, Inc., and the owner, operator, and manager of commercial office buildings. Mr. Zimet is responsible for the legal affairs of the Company and the Smith Companies, as well as supervision of the Human Resources and Office Services departments of Smith Realty Company. Mr. Zimet is 59 years old.

     ROGER L. WEEKS. Mr. Weeks is Senior Vice President-Residential of the Company and Smith Realty Company, one of the Property Service Businesses. Since 1980, Mr. Weeks has been Senior Vice President and Department Head of the Residential Management Department for which he had overall property management and leasing responsibility for the entire multifamily residential management portfolio. Mr. Weeks was also a member of the Executive Committee of Charles E. Smith Management, Inc. until 1994. He joined the Smith Companies in 1967. Mr. Weeks is a member of the Building Owners and Managers Association, former Treasurer of the National Apartment Association and past President of the Apartment and Office Building Association. Mr. Weeks is 56 years old.

     MATTHEW B. MCCORMICK. Mr. McCormick is the Senior Vice President-Residential Marketing of the Company and Smith Realty Company, one of the Property Service Businesses. Prior to January 1998, Mr. McCormick was the Senior Vice President and Department Head of the Retail Group, where he was responsible for retail property management and leasing, as well as outside retail brokerage services. Prior to joining the Smith Companies in 1988, Mr. McCormick was a retail specialist with the Washington, D.C. office of Coldwell Banker. Mr. McCormick is 37 years old.

     ALFRED G. NEELY. Mr. Neely is Senior Vice President-Development of the Company, responsible for the zoning, planning and development of all multifamily buildings. Since joining Charles E. Smith Construction, Inc., in 1989 as a Senior Vice President and now as a Group Senior Vice President, Mr. Neely has been responsible for zoning, planning and development. Prior to joining the Smith Companies, Mr. Neely was Executive Vice President and Managing General Partner of the New Height Group, a real estate and development company in Denver, Colorado. During his nine years with this company, Mr. Neely has been responsible for development and management of mixed-use properties. Mr. Neely is 52 years old.

ITEM 2.   PROPERTIES

GENERAL

     The 51 Properties as of March 2, 1998 consist of 46 Multifamily Properties, three Development Properties and two Retail Properties, as described in more detail below. Twenty-eight of the Multifamily Properties (reflecting the combination of three buildings into one for operational and statistical purposes) and both Retail Properties were acquired in connection with the Formation Transactions, two additional Multifamily Properties were acquired in 1994, five additional Multifamily Properties were acquired and one additional Multifamily Property was constructed and delivered in 1995, four additional Multifamily Properties were acquired in 1996 (one of which was later combined with another Property for operational and statistical purposes), six operating Multifamily Properties were acquired in 1997, and three Development Properties (or interests therein) were acquired and construction commenced in 1997. In addition, the Company held a minority limited partnership interest in one other multifamily property (after giving effect to the January 1998 purchase of the remaining partnership interest in Tunlaw Park) in the Washington metropolitan area, acquired in the Formation Transactions and increased in a subsequent transaction.

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

MULTIFAMILY PROPERTIES

     The 45 operating Multifamily Properties owned as of December 31, 1997 contain a total of 18,236 garden, mid-rise, and high-rise apartment units, ranging in size from 115 to 1,065 apartment units. All properties are located in the Washington D.C. metropolitan area with the exception of one property in Chicago, Illinois and one property in Boston, Massachusetts. All of the Multifamily Properties are 100% owned by the Company and its subsidiaries. The Smith Companies developed and built 27 of the Multifamily Properties owned by the Company (not including the Westerly at Worldgate, which was developed by the Company but constructed by an affiliate of the Smith Companies). In 1997, the average monthly rental revenue per unit was $901 and the average economic occupancy was 96.4% for the Core Residential Portfolio (Multifamily Properties owned as of December 31, 1995.)

     Each of the Multifamily Properties is established in its local market and provides residents with numerous amenities and services, which may include 24-hour desk service, swimming pools, tennis courts, exercise rooms and/or saunas, day care centers, party or meeting rooms, tenant newsletters, and laundry facilities. Nearly all units are wired for cable television, and many units also offer additional features, such as washer/dryer, microwave, fireplace, and patio/balcony. The Company maintains an ongoing program of regular maintenance and capital improvements and renovations, including roof replacement and exterior maintenance, kitchen and bath renovations, balcony repairs, and replacements of various building systems.

     The following table sets forth certain additional information relating to the Multifamily Properties as of December 31, 1997 (in the following table, occupancy is based upon economic occupancy, which measures occupancy beginning on the rent commencement date; monthly revenue per unit is total property revenue divided by the number of apartment units; and certain data may be omitted for properties not operated by the Company for the entire year):

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
    Residential  Portfolio  Statistics for the Year Ended December 31, 1997

                                                             Number of     Average       Monthly     Average
                                        Property     Year    Apartment     Sq. Ft.       Revenue     Economic
Property Type/Property Name               Type       Built     Units       Per Unit      Per Unit    Occupancy
------------------------------------  ------------  -------  ---------  ---------------  ---------  -----------
Core Residential Portfolio

 NW Washington, D.C.
  Albemarle                           High-rise        1959        235          1,097      $1,161       98.8%
  Calvert-Woodley                     High-rise        1954        136          1,001       1,090       99.1%
  Cleveland House                     High-rise        1955        216            894       1,057       98.7%
  Connecticut Heights                 High-rise        1920s/74    519            536         835       96.2%
  Corcoran House                      High-rise        1961        138            464         786       99.3%
  Statesman                           High-rise        1961        281            593         773       98.9%
  2501 Porter Street                  High-rise        1988        202            760       1,390       97.7%
                                                                ------       --------      ------       ----
                                                                 1,727            723         978       98.0%

Crystal City
  The Bennington                      High-rise        1982        348            804       1,015       96.0%
  Crystal House I                     High-rise        1964        426            917         974       96.2%
  Crystal House II                    High-rise        1965        402            938         955       96.5%
  Crystal Square                      High-rise        1973/75     378          1,121       1,116       97.9%
  Crystal Place                       High-rise        1987        180            894       1,264       98.0%
  Gateway Place                       High-rise        1987        162            826       1,541       89.1%
  Water Park Towers                   High-rise        1988/89     360            881       1,434       96.6%
                                                                ------       --------      ------       ----
                                                                 2,256            923       1,138       96.2%

 Other NE & SE Washington, D.C.
  Car Barn                            Garden           1981/87     196          1,311         832       97.3%
  Fort Chaplin                        Garden           1963/65     549            983         636       97.7%
  Marbury Plaza                       High-rise        1966        672            997         635       96.5%
  Oxford Manor                        Garden           1968        227          1,005         594       95.0%
                                                                ------       --------      ------       ----
                                                                 1,644          1,031         653       96.8%

 Other Northern Virginia - Inside Beltway
  Berkeley                            Mid-rise         1960        138            891         719       97.8%
  Boulevard of Old Town III           Garden           1941        159            603         816       97.5%
  Columbia Crossing                   Garden           1990/91     247            976       1,046       92.3%
  Columbian Stratford                 Mid-rise         1959        227            942         732       96.7%
  Concord Village                     Garden           1968        531          1,025         776       94.2%
  Courthouse Plaza                    High-rise        1988/90     396            772       1,179       97.6%
  Executives                          Mid-rise         1959/61     711            877         755       95.9%
  Newport Village                     Garden           1969/71     937          1,115         880       97.4%
  Orleans Village                     Garden           1965/67     851          1,061         806       95.9%
  Patriot Village                     Garden           1973/77   1,065          1,162         872       96.2%
  Skyline Towers                      High-rise        1970/72     940          1,221         970       96.5%
  Windsor Towers                      Mid-rise         1965        280          1,025         783       97.6%
                                                                ------       --------      ------       ----
                                                                 6,482          1,044         870       96.2%
 Other Northern Virginia - Outside Beltway
  Bedford Village                     Garden           1967        752          1,070         869       94.5%
  Oakwood                             Garden           1980        218            968       1,021       97.6%
  Potomac View                        Garden           1978        192            965         738       97.5%
  Westerly at Worldgate               Garden           1995        320            921       1,057       93.8%
                                                                ------       --------      ------       ----
                                                                 1,482          1,009         915       95.1%
 Suburban Maryland
  The Manor                           Garden           1969        435            999         746       96.2%
  Suburban Tower                      High-rise        1960        172            677         803       97.4%
                                                               -------          -----       -----       ----
    Subtotal/Average                                               607            908         762       96.6%
                                                                ------       --------      ------       ----
     Subtotal/Average                                           14,198            975         901       96.4%

Acquisition Portfolio
 Charter Oak (other No.
   Va.-outside Beltway)               Garden           1970        262          1,097         918       97.7%
 Van Ness South (NW Washington, D.C.) High-rise        1970        625            956       1,032       97.9%
 1841 Columbia Road (N.W.
  Wash., D.C.)                        High-rise        1923        115            634         621       97.5%
 The Kenmore (NW Washington, D.C.)    High-rise        1950        376            725         N/A        N/A
 Crystal Plaza (Crystal City)         High-rise        1967        540          1,129         N/A        N/A
 Crystal Towers (Crystal City)        High-rise        1967        912          1,107         N/A        N/A
 Lincoln Towers (other
   No.Va.-inside Beltway)             High-rise        1992        714            879         N/A        N/A
 2000 Commonwealth (Boston, MA)       High-rise        1986        188            878         N/A        N/A
 One East Delaware (Chicago, IL)      High-rise        1989        306            704         N/A        N/A
                                                                ------       --------      ------       ----
  Sub-Total/Average                                              4,038            706         955       97.8%
                                                                ------       --------      ------       ----

All Residential Properties                                      18,236            915      $  904       96.5%
                                                                ======       ========      ======       ====

     The following table sets forth the total number of apartment units in the Core Residential Portfolio, the economic occupancy, and the average monthly rental revenue per unit as of the end of 1997 and in each of the previous five years:

MULTIFAMILY PROPERTIES


                                                        Average Monthly
Year               Number of Units  Percent Occupied*   Revenue Per Unit
-----------------  ---------------  -----------------   ----------------
1997                        14,198               96.4%              $901
1996                        12,462               97.0%              $883
1995                        11,834               97.2%              $862
1994                        11,834               97.8%              $845
1993                        11,834               97.8%              $818
1992                        11,587               97.2%              $802

* Based on economic occupancy

RETAIL PROPERTIES

     The Company's two Retail Properties, Skyline Mall and Worldgate Centre, are enclosed malls containing a total of approximately 436,000 square feet of retail
space.   Until December 1997, both Retail Properties leased  health club facilities to entities controlled by Messrs. Smith and Kogod pursuant to leases expiring on December 31, 2015. In December 1997, the health clubs were sold by Messrs. Smith and Kogod. In conjunction with that sale, the Company agreed to restructure the two leases, including reduced base rent on the Worldgate lease, and extend terms on both leases for ten years, through 2025, in exchange for a $2.3 million cash payment. The Company used the funds to retire 65,000 Operating Partnership units.

     WORLDGATE CENTRE. Worldgate Centre is a community retail center located in Herndon, Virginia, at the intersection of two major Northern Virginia traffic arteries, the Dulles Airport Access Highway and Centreville Road. Developed by the Smith Companies in 1991, it is a part of a mixed-use development which includes the 320-unit Multifamily Property which the Company constructed in 1995. The town of Herndon is located in Fairfax County, one of the highest median income counties in the country. The Property contains the 108,670 square foot Worldgate Athletic Club, a Loew's Cinema, and a mix of approximately 40 other food service, fashion and specialty retailers and various business and general service tenants. Worldgate Centre has 230,926 square feet of leasable area and had an average occupancy rate of 97.6% during 1997. Approximately 10.1% of the leases, based on net rentable area, are scheduled to expire prior to the year 2001.

     SKYLINE MALL. Skyline Mall is a two-level, enclosed community retail center located on Route 7 in Northern Virginia, at the intersection of Fairfax County, Arlington County, and the City of Alexandria, Virginia. Originally developed by the Smith Companies in 1977, it is part of a mixed-use community which also includes over two million square feet of office space and over 3,300 high-rise condominium and apartment units (including Skyline Towers, a 940-unit Multifamily Property owned by the Company), all within walking distance. The Property has

204,914 square feet of leasable area and had an average occupancy rate of 97.2% in 1997. It contains the 79,920 square foot Skyline Racquet and Health Club, an AMC Cinema, and approximately 40 other stores, including restaurants, fashion and specialty retailers, and various business and general services. Approximately 11.8% of the leases, based on net rentable area, are scheduled to expire prior to the year 2001.

     The following table sets forth certain additional information relating to the Retail Properties as of December 31, 1997:

RETAIL PROPERTIES

                                              Gross                          Average     Average
                                            Leasable   Number   Average      Base Rent   Gross Rent
Property                           Year       Area      of      % Leased     Per SF      Per  SF
 Name              Location      Completed    (SF)     Stores    1997        Leased      Leased
--------------------------------------------------------------------------------------------------
Skyline Mall    Fairfax Co., VA       1977    204,914      40      97.2 %      $11.91       $16.16

Worldgate
 Centre         Herndon, VA           1991    230,926      40      97.6 %      $21.66       $28.72
                                              -------              ------      ------       ------

                                              435,840              97.4 %      $17.07       $22.81
                                              =======              =====       ======       ======


PROPERTY MARKETS

     The Company believes that the demographic and economic trends and conditions in the Chicago, Boston and Washington, D.C. metropolitan areas, the markets where the Properties are located, indicate an excellent potential for continued high occupancy and rental rate growth in 1998 and beyond. These three markets are projected to be among the top four U.S. markets in total employment growth over the period 1993 to 2005, an average increase in each market of over 50,000 or more jobs per annum, according to 1996 projections prepared by the U.S. Dept. of Commerce, Bureau of Economic Analysis as indicated on the following table:

PROJECTED JOB GROWTH FOR MAJOR U.S. CITIES 1993 TO 2005
-------------------------------------------------------


Metro Area                    Job Increase Rank  Projected Jobs Added
----------------------------  -----------------  --------------------

CHICAGO, IL                          1.               763,000
Los Angeles-Long Beach, CA           2.               685,000
WASHINGTON, DC-MD-VA                 3.               648,000
BOSTON, MA                           4.               600,000
Atlanta, GA                          5.               598,000
Orange County, CA                    6.               525,000
Houston, TX                          7.               515,000
Dallas, TX                           8.               486,000
Phoenix-Mesa, AZ                     9.               469,000
San Diego, CA                       10.               429,000

-------------------------
Source: U.S. Dept. of Commerce, Bureau of Economic Analysis, May 1996

     According to the same Department of Commerce projections, the Boston, Chicago and Washington D.C. metro areas are also projected to be among the top ten in total population increases of all U.S. cities as shown in the following table:

PROJECTED POPULATION GROWTH FOR MAJOR U.S. CITIES 1993 TO 2005
--------------------------------------------------------------

                                  Population        Projected Total
Metro Area                     Increase Rank (1)  Population Increase
-----------------------------  -----------------  -------------------

Riverside-San Bernadino, CA          1.               928,000
Los Angeles, Long Beach, CA          2.               927,000
WASHINGTON, D.C.-MD-VA               3.               744,000
Atlanta, GA                          4.               732,000
CHICAGO, IL                          5.               716,000
Houston, TX                          6.               673,000
Phoenix-Mesa, AZ                     7.               617,000
San Diego, CA                        8.               595,000
Orange County, CA                    9.               531,000
BOSTON, MA, NH                      10.               518,000

-------------------------
(1) Reflects rank increase in population by number of people
Source: U.S. Dept. of Commerce, Bureau of Economic Analysis, May 1996

     In the Washington, D.C. metropolitan area, employment and population growth in recent years, and expected in future years, has been considerably stronger in the northern Virginia segment of the metropolitan area, which is the sector where the majority (69%) of the Multifamily Properties are located. The growth in northern Virginia is substantially attributable to continuing strong growth in the technology sector, particularly the information technology and telecommunications segments. The Company believes that this trend will continue due to the concentration of technology firms in northern Virginia and the growth outlook for the information technology and telecommunications industries.

     Demand for multifamily rental apartments continues to be strong in the Boston, Chicago and Washington, D.C. metropolitan areas as evidenced by high occupancy and rent growth rates. Surveys of comparable investment grade apartment properties are conducted in each of these markets annually by The REIS Reports, Inc. The results of these surveys are shown in the following tables:

APARTMENT OCCUPANCY AND RENTAL RATE GROWTH FOR SELECTED MARKETS

                                         Rental Growth Rate
                                         ------------------
Metro Area Market       Occupancy 1997   1997          1998 (Projected)
----------------------  ---------------  -----         ----

Boston                            97.6%   6.4%         6.0%
Chicago                           97.2%   4.4%         5.5%
Washington, D.C.
 - Northern Virginia              95.9%   2.8%         3.3%
 - Washington, D.C.               96.9%   3.2%         4.2%

---------------
Source:  The REIS Reports, Inc., February 1998


MORTGAGE FINANCING

     As of December 31, 1997, thirty-five of the 50 Properties were subject to Mortgage Loans aggregating approximately $500,435,000. The Mortgage Loans are collateralized by nonrecourse first lien mortgages or deeds of trust on Properties organized into four pools ("Mortgage Pool One," "Mortgage Pool Two," "Mortgage Pool Three," and "Mortgage Pool Four", as shown in the chart below) and seven individual loans (the "Acquisition Mortgages"). The Mortgage Loans bear interest at a weighted average interest rate of 7.86% at December 31, 1997. The Properties collateralizing each Mortgage Loan, the outstanding principal balances as of December 31, 1997, the applicable interest rates, and the maturity dates for each Mortgage Loan are set forth in the chart below.

                                  12/31/97
Mortgage Pool/                                           Outstanding     Interest      Maturity
Collateral                            Location           Principal       Rate          Date
----------------------------------------------------------------------------------------------------
                                                          (000's)

Mortgage Pool One                                          $110,140        7.93%         June 30, 1999
-------------------
  Columbian Stratford            Arlington, Virginia
  Corcoran House                 Washington, D.C.
  Crystal House I                Arlington, Virginia
  Crystal House II               Arlington, Virginia
  Executive North (1)            Arlington, Virginia
  Marbury Plaza                  Washington, D.C.
  Oxford Manor                   Washington, D.C.
  Skyline Towers                 Fairfax County, Virginia
  Statesman                      Washington, D.C.
  Water Park Towers              Arlington, Virginia
  Windsor Towers                 Arlington, Virginia

Mortgage Pool Two                                          $125,214        8.19%         June 30, 2001
-----------------
  Bedford Village                Fairfax County, Virginia
  Car Barn                       Washington, D.C.
  Concord Village                Arlington, Virginia
  Crystal Place                  Arlington, Virginia
  Crystal Square                 Arlington, Virginia
  Executive Central (1)          Arlington, Virginia
  Executive South (1)            Arlington, Virginia
  Fort Chaplin                   Washington, D.C.
  Newport III (1)                Alexandria, Virginia
  Orleans Village                Fairfax County, Virginia

Mortgage Pool Three                                        $117,000        7.99%         June 30, 2009 (2)
-------------------
  Berkeley                       Arlington, Virginia
  Calvert Woodley                Washington, D.C.
  Cleveland House                Washington, D.C.
  Columbia Crossing              Arlington, Virginia
  Courthouse Plaza               Arlington, Virginia
  Gateway Place                  Arlington, Virginia
  Newport I/II (1)               Alexandria, Virginia
  Skyline Mall                   Fairfax County, Virginia
  2501 Porter Street             Washington, D.C.

Mortgage Pool Four
------------------------
  Patriot Village                Fairfax County, Virginia  $ 31,095        8.24%         August 1, 2009 (3)

Acquisition Mortgages
------------------------
  Connecticut Heights            Washington, D.C.          $  8,053        Variable(4)   February  28, 1998
  The Bennington                 Arlington, Virginia       $ 12,666        7.50%         October 1, 2020
  1841 Columbia Road             Washington, D.C.          $  3,211        9.00%         August 1, 1999
  Crystal Plaza                  Arlington, Virginia       $ 33,971        6.86%         November 1, 2009
  Crystal Towers                 Arlington, Virginia       $ 44,610        7.158%        January 1, 2006
  The Kenmore                    Washington, D.C.          $  1,165        9.25%         March 30, 2005
  2000 Commonwealth              Boston, Massachusetts     $ 13,310        Variable (5)  December 3, 1998
                                                           --------        -----------

                                                           $500,435        7.86%
                                                           ========        ===========


--------------------------------------------------------------------------------

(1)  Operated as a single property, but divided for collateralization purposes.
(2)  Twenty-five year amortization begins June 30, 1999.
     Also, reflects a five-year extension agreed to in January 1996.
(3)  Thirty-year amortization begins in August 2004.
(4)  Interest rate is based on LIBOR plus 1.70%.
(5)  Interest rate is based on LIBOR plus 1.10%


     Each of the related loan agreements for Mortgage Pool One and Mortgage Pool Two requires the payment of interest only and contains cross-collateral and cross-default provisions among the separate financing partnership borrowers in each pool. Prepayment of these loans would be subject to a yield maintenance premium. The loan secured by Mortgage Pool Three is interest only through June 30, 1999, at which time amortization begins using a 25-year amortization schedule with a balloon payment at maturity. In addition, this loan may not be prepaid until May 1, 1999, at which time it would be subject to a yield maintenance premium. The loan is cross-collateralized with the $83 million line of credit from the same lender, as described below. Certain predecessor partners executed guarantees for $42 million of the mortgage loans secured by Mortgage Pool Three. The loan secured by Mortgage Pool Four was refinanced in September 1996 and was obtained jointly with a ground lessor, with a portion of the principal allocated to each of them. The ground lessor has been allocated $9.9 million of the refinanced loan (of the total of $41.0 million outstanding as of December 31, 1997), for which the Operating Partnership is contingently liable. The loan requires the payment of interest only through August 2004, at which time amortization begins using a 30-year amortization schedule with a balloon payment due in August 2009. The Company remits full debt service to the lender and reduces its ground rent payment by the corresponding amount of debt service relating to the principal assigned to the ground lessor.

     The Acquisition Mortgages relate to the debt assumed on seven acquired Multifamily Properties. The loans require monthly payments of interest and, in certain cases, principal (1841 Columbia Road, Crystal Towers and Kenmore).

LINES OF CREDIT

     The Company had a $100 million revolving line of credit with PNC Bank, Nations Bank and U.S. Bank (formerly First Bank), of which $75 million was outstanding at December 31, 1997. Amounts outstanding bear interest at a selected LIBOR rate plus 97.5 to 125 basis points (6.98% at December 31, 1997) based on the leverage ratio of the related collateral. The Company paid an annual fee of .125% on the full amount of the line. Borrowings under this line of credit were collateralized by the Albemarle, Worldgate Centre, Manor, Potomac View, Suburban Tower, Boulevard of Old Town I and II, and Van Ness South apartments properties.

     In February 1998, the Company established a new $250 million, unsecured line of credit with PNC Bank, Nations Bank and U.S. Bank which matures in March 2001. Draws upon the line are subject to certain unencumbered asset requirements. The Company repaid the balance outstanding under the existing $100 million line and recognized an extraordinary loss of $0.3 million related to the extinguishment of such debt. Borrowings under the new line bear interest at a selected LIBOR rate plus 75 to 110 basis points based on the leverage ratio of the Company.

     The Company also has a secured $83 million credit facility with Northwestern Mutual Life expiring in June, 2004, to be used for property acquisitions. The line provides for an interest rate that is fixed at the time of each acquisition at a spread of 1.50% over 10-year Treasury Bills at that time. Any properties acquired in this fashion will secure the facility, and it is cross-collateralized with Mortgage Pool Three. The balance of $30 million outstanding at December 31, 1997 is collateralized by the Oakwood and Charter Oak properties. The blended interest rate is 7.27%.

     Subsequent to the Company's offering of Series C Preferred Shares in the first quarter of 1998, the related debt repayment and the newly established $250 million line of credit, the Company had approximately $183 million of unused borrowing capacity available on its lines of credit, subject to unencumbered asset requirements.

     In October 1997, the Company obtained a variable rate, unsecured construction loan of $46.3 million to finance the construction of the 564-unit Courthouse Place property. The loan is recourse to the Operating Partnership, bears interest at LIBOR plus 130 basis point (6.93% at December 31, 1997), and matures in October 2000. The loan balance at December 31, 1997 was $5,536,000.


ITEM 3.   LEGAL PROCEEDINGS.

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

     On May 15, 1997, the Company entered into an agreement with an accredited investor to sell 2,640,325 million shares of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Shares"), $0.01 par value (liquidation preference of $27.08 per share), at $27.08 per share for a total of $71.5 million. On June 30, 1997, the Company sold 738,553 million Series A Preferred Shares for proceeds of $19.8 million, net of $0.2 million in offering costs. On December 2, 1997, the Company sold an additional 923,191 Series A Preferred Shares for $24.7 million, net of $0.3 million in offering costs. The remainder of the Series A Preferred Shares will be issued and sold in amounts determined by the Company on or before May 14, 1998. The agreement includes limitations on the Company's ability to issue debt or preferred stock if certain fixed charge ratios are exceeded.

     The Company amended the Articles of Incorporation to designate and establish the rights and privileges of the Series A Preferred Shares which include voting, dividend and liquidation preferences over the common shareholders including the right to elect two additional Directors should dividends on Preferred shares be in arrears for four quarters (consecutive or not).

     Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable quarterly at the greater of the annual rate of $2.02 per share or the rate declared on the common shares. No dividends will be declared or paid on any class of common or other junior stock to the extent that dividends on Series A Preferred Shares have not been declared and/or paid. The Series A Preferred Shares are not redeemable prior to May 15, 2003. On or after May 15, 2003, the Company, at its option, may redeem the Series A Preferred Shares for cash at a redemption price of $27.08 per share, plus accrued and unpaid dividends. Under certain circumstances, the Company may elect to make such redemption with common stock at the then market price of the common stock. On or after January 31, 1999, the investor may convert the Series A Preferred Shares into shares of common stock on a one-for-one basis subject to certain limitations. Prior to January 31, 1999, the Series A Preferred Shares will not be convertible unless the Company undergoes a change in control, as defined by the agreement, or fails to qualify as a REIT for tax purposes.

     The Company believes that such offering and sale was exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act as the securities were issued to a single accredited investor in a transaction not involving a public offering.

     On October 3, 1997, the Company issued 1,450,000 shares of Common Stock and 1,216,666 shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares") , $0.01 par value, liquidation preference of $28.50 per share, for a total of $76 million.

     The Company amended the Articles of Incorporation to designate and establish the rights and privileges of the Series B Preferred Shares which include certain voting, dividend and liquidation preferences over the common shareholders.

     Dividends on the Series B Preferred Shares are cumulative and are payable quarterly at the greater of an annual rate of $2.02 per share or the rate declared on the shares of common stock of the Company. No dividends will be declared or paid on any class of common or other junior stock to the extent that dividends on Series B Preferred Shares have not been declared and/or paid. The Company, at its option, may redeem the Series B Preferred Shares for Common Stock. The investor may convert the Series B Preferred Shares into shares of Common Stock on a one-for-one basis subject to certain adjustments and limitations related to its ownership of Common Stock.

     The Company believes that such offering and sale was exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act as the securities were issued to a single accredited investor in a transaction not involving a public offering.

     In January 1998, the Company sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares"), $0.01 par value, for $48.9 million, net of offering costs of $1.1 million. The Company amended the Articles of Incorporation to designate and establish the rights and privileges of the Series C Preferred Shareholders which include certain voting, dividend and liquidation preferences over the common shareholders. The Series C Preferred Shares have a liquidation preference of $100,000 per share and an initial annual dividend rate of $7,910 per share. If the securities receive an investment grade rating, the dividend will decrease by $250 per share.
Dividends are cumulative and are payable quarterly. The Company may redeem Series C Preferred Shares after February 1, 2028, at the liquidation price plus accrued dividends.

     The following table sets forth the high and low closing sale prices for the shares of Common Stock for the periods indicated as reported by the New York Stock Exchange Composite Tape, and the dividends paid by the Company with respect to each such period:


                                                           DIVIDEND
PERIOD                                    HIGH      LOW    PER SHARE
---------------------------------------  -------  -------  ---------

January 1, 1996, to March 31, 1996       $24.375  $23.000     $0.490
April 1, 1996, to June 30, 1996          $24.125  $22.500     $0.490
July 1, 1996, to September 30, 1996      $24.875  $22.875     $0.505
October 1, 1996, to December 31, 1996    $29.875  $23.875     $0.505

January 1, 1997, to March 31, 1997       $29.000  $27.125     $0.505
April 1, 1997, to June 30, 1997          $28.750  $26.125     $0.505
July 1, 1997, to September 30, 1997      $34.000  $28.625     $0.520
October 1, 1997, to December 31, 1997    $35.625  $33.000     $0.520


On March 2, 1998, the last reported sale price of the shares of Common Stock on the NYSE was $32.75.
On March 2, 1998, the Company had approximately 500  shareholders of record.



ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth selected financial and operating information on a historical basis for the Company and the Predecessor (as hereinafter defined in the Notes to Consolidated Financial Statements). The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 have been derived from the financial statements of the Company and the Predecessor audited by Arthur Andersen LLP, independent accountants.

Charles E. Smith Residential Realty, Inc. and CES Group
SELECTED FINANCIAL DATA

                                                                    Charles E. Smith Residential Realty, Inc.
                                                           ------------------------------------------------------------
                                                                   Year Ended December 31,
                                                           --------------------------------------     June 30, 1994 to
(Dollars in Thousands, Except Per Unit/Share Data)             1997           1996           1995     December 31, 1994
-----------------------------------------------------------------------------------------------------------------------
OPERATING DATA
     Rental properties
     Revenues (1)                                           $ 200,104           $163,959   $143,464            $ 66,683
     Expenses                                                 104,493             89,156     78,514              36,571
     Equity in income of Property Service Businesses            7,597              7,846      6,868               3,785
     Corporate general & administrative expenses                6,563              5,255      4,768               2,089
     Interest income                                            1,063              1,029      1,424                 825
     Interest expense                                          45,411             43,606     37,421              17,392
     Income/(loss) before extraordinary items                  52,297             34,817     31,053              15,241
     Net income/(loss) of the
     Operating Partnership                                     52,210             34,817     31,053              15,241
                                                            -----------------------------------------------------------
     Net income attributable to common shareholders (2)     $  24,712           $ 10,977   $  7,529            $  6,532
                                                            -----------------------------------------------------------
     Earnings per common share - basic                          $1.87              $1.11      $0.81            $   0.72
     Earnings per common share - diluted                        $1.86              $1.11      $0.81            $   0.72

OTHER DATA

     FUNDS FROM OPERATIONS (3):

     Net income of the Operating Partnership                $  52,210           $ 34,817   $ 31,053            $ 15,241
     Plus
       Depreciation and amortization of rental property        20,666             17,931     16,258               7,738
       Extraordinary item - loss on extinguishment of debt         87                  -          -                   -
                                                            -----------------------------------------------------------
Funds from Operations of the Operating
       Partnership                                          $  72,963           $ 52,748   $ 47,311            $ 22,979
                                                            ===========================================================
     Funds from Operations attributable to
     shareholders  (4)                                      $  37,164           $ 23,869   $ 20,391            $  9,848

     Net cash flows provided by (used in):
     Operating activities                                   $  75,223           $ 50,958   $ 54,283            $ 19,877
     Investing activities                                    (196,924)           (72,742)   (68,495)            (26,666)
     Financing activities                                     117,803             16,204      5,340              25,139

     Cash dividends per share                                  $2.035             $1.975     $1.915            $  0.480

     Average residential occupancy rate (5)                      96.4%              97.0%      97.2%               97.8%
     Number of apartment units - core portfolio (5)            14,198             12,462     11,834              11,834
     Number of apartment units - total portfolio               18,236             15,200     14,198              12,462

BALANCE SHEET DATA
     Rental properties, net (6)                             $ 804,323           $470,093   $414,490            $315,213
     Total assets                                             865,506            522,211    469,322             391,189
     Loans (7)                                                610,971            546,544    483,177             404,971
     Shareholders' equity/partners' (deficit) (6)             158,314            (37,379)   (31,623)            (37,520)
                                                                    CES Group
                                                          --------------------------------
                                                                              Year Ended
                                                           January 1, 1994    December 31,
                                                          to June 29, 1994       1993
                                                          --------------------------------
OPERATING DATA
     Rental properties
     Revenues (1)                                           $  63,496           $124,187
     Expenses                                                  36,039             70,681
     Equity in income of Property Service Businesses            2,798              7,098
     Corporate general & administrative expenses                1,550              3,137
     Interest income                                              970              1,940
     Interest expense                                          24,798             46,815
     Income/(loss) before extraordinary items                 (10,700)            12,542
     Net income/(loss) of the
     Operating Partnership                                    (25,895)            14,691
                                                          ------------------------------
     Average residential occupancy rate (5)                                         97.8%
     Number of apartment units - core portfolio (5)                               11,834
     Number of apartment units - total portfolio                                  11,834

BALANCE SHEET DATA
     Rental properties, net (6)                                                $ 295,544
     Total assets                                                                357,861
     Loans (7)                                                                   551,550
     Shareholders' equity/partners' (deficit) (6)                               (216,006)

                     FOOTNOTES TO SELECTED FINANCIAL DATA


1. Includes revenues from the retail properties of $10,645 in 1997, $10,176 in 1996, $10,418 in 1995, $8,990 in 1994 and $8,048 in 1993.

2. Represents the Company's pro rata share of 50.9% in 1997, 45.3% in 1996, 43.1% in 1995 and 42.9% in 1994 net of distributions in excess of earnings allocated to Minority Interest.

3. Funds from Operations (FFO) is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, and distributions in excess of earnings allocated to Minority Interest, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike Funds from Operations, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

4. Represents the Company's pro rata share of 50.9% in 1997, 45.3% in 1996, 43.1% in 1995, and 42.9% in 1994.

5. Average occupancy is defined as gross potential rent for the core portfolio less vacancy allowance divided by gross potential rent for the period, expressed as percentage.

6. At the formation of the Company, all rental properties were recorded at predecesor partners' historical cost basis which is significantly less than current value and, therefore, results in dilution of shareholders' book value. Shareholders' equity as of December 31, 1997, 1996, 1995 and 1994 is net of $(244,208) contribution by Predecessors of assets at historical cost, net of liabilities.

7.   Represents mortgage loans, lines of credit and construction loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



BACKGROUND

  The following discussion compares historical results of operations for the years ended December 31, 1997 and 1996 as well as the years ended December 31, 1996 and 1995. The discussion should be read in conjunction with the "Selected Financial Data," and the financial statements and notes thereto included elsewhere in this annual report.

THE COMPANY

  Charles E. Smith Residential Realty, Inc. is a public equity real estate investment trust ("REIT") that is engaged primarily in the acquisition, development, management and operation of multifamily properties. Together with its subsidiaries, the Company is a fully integrated real estate organization with in-house acquisition, development, financing, marketing, leasing and property management expertise. The Company is structured as an umbrella partnership REIT, under which all property ownership and business operations are conducted through Charles E. Smith Residential Realty L. P.(the "Operating Partnership") and its subsidiaries. The Company is the sole general partner of the Operating Partnership.

  On June 30, 1994, the Company raised net equity of approximately $201.4 million through an initial public offering and a private placement (the "Offerings") of approximately 9.0 million common shares, including the subsequent exercise of the underwriters' over-allotment option. The Company used the proceeds to purchase a proportionate limited partnership interest in the Operating Partnership, which is the successor entity of the CES Group. Simultaneous with the Offerings, the Operating Partnership, through financing partnerships, issued mortgage debt secured by certain properties.

  As of December 31, 1997, the Company, through the Operating Partnership and its subsidiaries, owned 45 operating multifamily properties, three multifamily properties under construction and two retail shopping centers (collectively, the
"Properties").   Two of the properties are located in Chicago, Illinois and one is located in Boston, Massachusetts; all other properties are located in the Washington, D.C. metropolitan area. The operating multifamily properties consist of the following:

                                           Number of
                                       -----------------
                Type                   Properties  Units
            -------------              ----------  -----

            Core Portfolio
              High-Rise/Mid-Rise            22     7,519
              Garden                        14     6,679
                                            --    ------
                                            36    14,198
                                            --    ------
            Acquisitions
              High-Rise                      8     3,776
              Garden                         1       262
                                            --    ------
                                             9     4,038
                                            --    ------

                                            45    18,236
                                            ==    ======


  The Company's two free standing retail properties are enclosed malls containing a total of approximately 436,000 square feet of retail space.

  Additionally, the Operating Partnership owned substantially all the equity in the following entities (collectively, the "Property Service Businesses") which provide a range of services to the owned Properties, essentially at cost (including overhead), and for a fee to other properties including commercial office partnerships which have Messrs. Smith and Kogod as the general partners ("Affiliates"):

  . Multifamily and Retail Property Management Services provides property management and leasing services to multifamily and retail properties.

  . Interior Construction and Renovation Services provides construction and project management services for capital improvement and tenant renovation projects of office, retail and residential properties.

  . Engineering and Technical Services provides on-site building systems operations and maintenance; engineering and technical consulting; automated environmental monitoring and controls; repair and replacement of mechanical/electrical systems; and facilities management services.

  . Financing Services provides negotiation, administration and execution of debt refinancing including sourcing funding alternatives, soliciting prospective lenders, monitoring, analyzing and negotiating changes in loan status and/or structure, and requirements of lenders.

RENTAL PROPERTIES

  Revenue, expenses and income from the multifamily and retail properties were as follows (in thousands):

                                                                Year Ended December 31,
                                                            ------------------------------
                                                              1997       1996       1995
                                                            --------   --------   --------
Multifamily Properties - Core/(1)/
  Revenues                                                  $153,438   $148,202   $133,046
  Expenses                                                   (65,360)   (65,109)   (58,809)
                                                            --------   --------   --------
  Income before depreciation                                $ 88,078   $ 83,093   $ 74,237
                                                            ========   ========   ========
Multifamily Properties -
 Acquisitions & Development
  Revenues                                                  $ 36,021   $  5,581   $      -
  Expenses                                                   (14,834)    (2,549)         -
                                                            --------   --------   --------
  Income before depreciation                                $ 21,187   $  3,032   $      -
                                                            ========   ========   ========
Retail Properties
  Revenues                                                  $ 10,645   $ 10,176   $ 10,418
  Expenses                                                    (3,633)    (3,567)    (3,447)
                                                            --------   --------   --------
  Income before depreciation                                $  7,012   $  6,609   $  6,971
                                                            ========   ========   ========
Total Rental Properties
  Revenues                                                  $200,104   $163,959   $143,464
  Expenses                                                   (83,827)   (71,225)   (62,256)
  Depreciation                                               (20,666)   (17,931)   (16,258)
                                                            --------   --------   --------
Income from Rental Properties                               $ 95,611   $ 74,803   $ 64,950
                                                            ========   ========   ========

/(1)/ "Core" represents properties owned as of December 31, 1995.

OCCUPANCY RATES

  Average occupancy of the Company's core multifamily properties compares favorably with the Washington, D.C. metropolitan area market-wide average occupancy, based on annual surveys of approximately 80% of comparable investment grade apartment properties conducted by The REIS Reports, Inc. as follows:

                                            Occupancy Percent
                                ----------------------------------------
                                      Company        Washington DC Area
                                ------------------  --------------------

                 1997                 96.4%                96.4%
                 1996                 97.0%                96.5%
                 1995                 97.2%                95.9%


  The decreases in occupancy in 1997 and 1996 are consistent with the Company's aggressive efforts to maximize apartment rents including various revenue initiatives such as non-refundable move-in fees. Also, it is important to note that market data from The REIS Reports, Inc. is determined on a physical occupancy basis, whereas the Company's occupancy data is calculated on an economic basis. Physical occupancy data commonly yields a slightly higher percentage than economic occupancy because apartment units are considered physically rented when a rental applicant's deposit is received, a point in time generally prior to the actual rent commencement date used in computing economic occupancy.


RENTAL REVENUE

  Average revenue per apartment unit for the Company's core multifamily properties increased approximately 3.5% in 1997 as compared with 1996, and 3.4% in 1996 (based on properties owned as of December 31, 1994) as compared with 1995.

  A schedule of portfolio statistics follows:

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
    Residential  Portfolio  Statistics for the Year Ended December 31, 1997

                                                             Number of     Average       Monthly     Average
                                        Property     Year    Apartment     Sq. Ft.       Revenue     Economic
Property Type/Property Name               Type       Built     Units       Per Unit      Per Unit    Occupancy
------------------------------------  ------------  -------  ---------  ---------------  ---------  -----------
Core Residential Portfolio

 NW Washington, D.C.
  Albemarle                           High-rise        1959        235          1,097      $1,161       98.8%
  Calvert-Woodley                     High-rise        1954        136          1,001       1,090       99.1%
  Cleveland House                     High-rise        1955        216            894       1,057       98.7%
  Connecticut Heights                 High-rise        1920s/74    519            536         835       96.2%
  Corcoran House                      High-rise        1961        138            464         786       99.3%
  Statesman                           High-rise        1961        281            593         773       98.9%
  2501 Porter Street                  High-rise        1988        202            760       1,390       97.7%
                                                                ------       --------      ------       ----
                                                                 1,727            723         978       98.0%

Crystal City
  The Bennington                      High-rise        1982        348            804       1,015       96.0%
  Crystal House I                     High-rise        1964        426            917         974       96.2%
  Crystal House II                    High-rise        1965        402            938         955       96.5%
  Crystal Square                      High-rise        1973/75     378          1,121       1,116       97.9%
  Crystal Place                       High-rise        1987        180            894       1,264       98.0%
  Gateway Place                       High-rise        1987        162            826       1,541       89.1%
  Water Park Towers                   High-rise        1988/89     360            881       1,434       96.6%
                                                                ------       --------      ------       ----
                                                                 2,256            923       1,138       96.2%

 Other NE & SE Washington, D.C.
  Car Barn                            Garden           1981/87     196          1,311         832       97.3%
  Fort Chaplin                        Garden           1963/65     549            983         636       97.7%
  Marbury Plaza                       High-rise        1966        672            997         635       96.5%
  Oxford Manor                        Garden           1968        227          1,005         594       95.0%
                                                                ------       --------      ------       ----
                                                                 1,644          1,031         653       96.8%

 Other Northern Virginia - Inside Beltway
  Berkeley                            Mid-rise         1960        138            891         719       97.8%
  Boulevard of Old Town III           Garden           1941        159            603         816       97.5%
  Columbia Crossing                   Garden           1990/91     247            976       1,046       92.3%
  Columbian Stratford                 Mid-rise         1959        227            942         732       96.7%
  Concord Village                     Garden           1968        531          1,025         776       94.2%
  Courthouse Plaza                    High-rise        1988/90     396            772       1,179       97.6%
  Executives                          Mid-rise         1959/61     711            877         755       95.9%
  Newport Village                     Garden           1969/71     937          1,115         880       97.4%
  Orleans Village                     Garden           1965/67     851          1,061         806       95.9%
  Patriot Village                     Garden           1973/77   1,065          1,162         872       96.2%
  Skyline Towers                      High-rise        1970/72     940          1,221         970       96.5%
  Windsor Towers                      Mid-rise         1965        280          1,025         783       97.6%
                                                                ------       --------      ------       ----
                                                                 6,482          1,044         870       96.2%
 Other Northern Virginia - Outside Beltway
  Bedford Village                     Garden           1967        752          1,070         869       94.5%
  Oakwood                             Garden           1980        218            968       1,021       97.6%
  Potomac View                        Garden           1978        192            965         738       97.5%
  Westerly at Worldgate               Garden           1995        320            921       1,057       93.8%
                                                                ------       --------      ------       ----
                                                                 1,482          1,009         915       95.1%
 Suburban Maryland
  The Manor                           Garden           1969        435            999         746       96.2%
  Suburban Tower                      High-rise        1960        172            677         803       97.4%
                                                               -------          -----       -----       ----
    Subtotal/Average                                               607            908         762       96.6%
                                                                ------       --------      ------       ----
     Subtotal/Average                                           14,198            975         901       96.4%

Acquisition Portfolio
 Charter Oak (other No.
   Va.-outside Beltway)               Garden           1970        262          1,097         918       97.7%
 Van Ness South (NW Washington, D.C.) High-rise        1970        625            956       1,032       97.9%
 1841 Columbia Road (N.W.
  Wash., D.C.)                        High-rise        1923        115            634         621       97.5%
 The Kenmore (NW Washington, D.C.)    High-rise        1950        376            725         N/A        N/A
 Crystal Plaza (Crystal City)         High-rise        1967        540          1,129         N/A        N/A
 Crystal Towers (Crystal City)        High-rise        1967        912          1,107         N/A        N/A
 Lincoln Towers (other
   No.Va.-inside Beltway)             High-rise        1992        714            879         N/A        N/A
 2000 Commonwealth (Boston, MA)       High-rise        1986        188            878         N/A        N/A
 One East Delaware (Chicago, IL)      High-rise        1989        306            704         N/A        N/A
                                                                ------       --------      ------       ----
  Sub-Total/Average                                              4,038            706         955       97.8%
                                                                ------       --------      ------       ----

All Residential Properties                                      18,236            915      $  904       96.5%
                                                                ======       ========      ======       ====

PROPERTY SERVICE BUSINESSES

Revenues, expenses and income from the various Property Service Businesses were as follows (in thousands):

                                                    Year Ended December 31,
                                                 -------------------------------
                                                   1997       1996        1995
                                                 --------   --------    --------

Multifamily and Retail Property
 Management Services
  Revenues                                       $ 10,546   $ 11,465    $  9,672
  Expenses                                         (9,756)    (9,169)     (7,664)
                                                 --------   --------    --------
  Income before depreciation                     $    790   $  2,296    $  2,008
                                                 ========   ========    ========

Interior Construction and Renovation Services
  Net fee revenues                               $  6,614   $  5,650    $  5,901
  Expenses                                         (5,547)    (4,670)     (4,795)
                                                 --------   --------    --------
  Income before depreciation                     $  1,067   $    980    $  1,106
                                                 ========   ========    ========

Engineering and Technical Services (including
 reimbursed costs)
  Revenues                                       $ 50,597   $ 42,179    $ 40,186
  Expenses                                        (46,759)   (38,516)    (36,701)
                                                 --------   --------    --------
  Income before depreciation                     $  3,838   $  3,663    $  3,485
                                                 ========   ========    ========

Financing Services
  Revenues                                       $  3,798   $  2,640    $  3,018
  Expenses                                           (670)      (687)     (1,439)
                                                 --------   --------    --------
  Income before depreciation                     $  3,128   $  1,953    $  1,579
                                                 ========   ========    ========

Total Property Service Businesses
  Revenues                                       $ 71,555   $ 61,934    $ 58,777
  Expenses                                        (62,732)   (53,042)    (50,599)
                                                 --------   --------    --------
  Income before depreciation                        8,823   $  8,892       8,178
  Depreciation                                     (1,226)    (1,046)     (1,310)
                                                 --------   --------    --------
Income from Property Service Businesses          $  7,597   $  7,846    $  6,868
                                                 ========   ========    ========

  Multifamily and Retail Property Management Services provide management services to the Operating Partnership at cost plus 5% in accordance with the management agreement. In addition to 46 owned Properties (Multifamily and Retail), management services were also provided to 14 third-party owned multifamily properties of approximately 3,800 apartment units and to three third-party owned retail properties of approximately 293,000 square feet. Of the 17 third-party management agreements, twelve are with Affiliates and five are with unaffiliated property owners. Two of the multifamily management agreements were terminated in January 1998 when the Company acquired the properties. The management agreements with Affiliates are for initial terms of three years or more while the management agreements with unaffiliated owners generally have one-year terms. The average term for which the Company and its Predecessors have managed these properties is 20 years.

  Interior Construction and Renovation Services provided oversight to approximately $66 million of gross construction activity in 1997 compared to approximately $58 million in 1996 and $45 million in 1995. Services are provided to the Operating Partnership at cost and to Affiliates and third parties at cost plus a fee.

  Engineering and Technical Services provides on-site building systems operations, maintenance and inspection to the Operating Partnership and Affiliates at cost and to third parties at cost plus a fee. Services were provided to approximately 30 million square feet of facilities in 1997 and 28 million square feet in 1996 and 1995.

  Financing Services performed $489 million of refinancings in 1997 compared to $242 million in 1996 and $261 million in 1995.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997

COMPARISON TO YEAR ENDED DECEMBER 31, 1996

  SUMMARY. Net income of the Operating Partnership increased 50.0%, or $17.4 million, from $34.8 million for the year ended December 31, 1996 to $52.2 million for the year ended December 31, 1997. Funds from Operations ("FFO") of the Operating Partnership increased $20.2 million, or 38.3% during the same period. Net income of the Company increased from $11.0 million, or $1.11 per basic and diluted common share, for the year ended December 31, 1996 to $24.7 million, or $1.87 per basic common share ($1.86 per diluted share), for the year ended December 31, 1997. The Company's FFO for 1997 was $37.2 million, a 55.7% increase over the Company's FFO for 1996. The increase in both net income and FFO is due to increases in income from the rental properties, primarily the multifamily acquisition and development properties. These increases were partially offset by higher interest and other expenses related to acquisitions and development.

  RENTAL PROPERTIES. Revenue from rental properties increased $36.1 million, or 22.0%, from $164.0 million for 1996 to $200.1 million for 1997. The nine multifamily acquisition properties, consisting of 4,038 apartment units, contributed $30.4 million, or 84.2% of the rental revenue increase. This growth was primarily due to the fact that six of the nine properties, or 3,036 units, were acquired during 1997. The core portfolio contributed an increase of $5.2 million, or 3.5%, over 1996 while revenue from the retail properties increased $0.5 million over 1996.

  Average monthly revenue per apartment unit of the core portfolio increased from $870 in 1996 to $901 per month during 1997. Average economic occupancy decreased to 96.4% in 1997 from 96.9% in 1996. The decrease in occupancy was not unexpected given continued efforts by management in 1997 to lead the market in terms of rent increases as well as further growth of revenue-enhancing initiatives such as the premium for month-to-month leases and the charging of a non-refundable move-in fee in lieu of security deposits. The Company also continues to expand and aggressively market its furnished apartment program. As a result, revenues from this program increased $0.5 million, or 34.9%, over the prior year period.

  Retail revenues increased by $0.5 million, or 4.6%, during 1997 compared to the prior year due primarily to rent increases and improved vacancy at Skyline Mall. Average occupancy at Skyline Mall increased from 95.1% in 1996 to 97.2% in 1997. In addition, 1997 reflects a full year of retail revenue related to a 1996 multifamily property acquisition which also contained retail space.

  In December 1997, Messrs. Smith and Kogod sold their health club facilities which lease retail space from the Company. In conjunction with that sale, the Company agreed to restructure the leases by reducing base rent on the Worldgate lease and extending the terms on both leases by ten years, through 2025, in exchange for a $2.3 million cash payment which will be amortized over the lives of the revised leases. The Company used the funds to retire 65,000 Operating Partnership units.

  Expenses from rental properties (including depreciation) increased $15.3 million, or 17.2%, from $89.2 million in 1996 to $104.5 million in 1997. The increases resulted primarily from the acquisition of 4,038 apartment units subsequent to December 31, 1995 which added $12.3 million in property operating expenses compared to the prior year. The increase of $2.7 million in depreciation expense for 1997 is primarily due to the impact of 1996 and 1997 acquisitions. The increase of $0.3 million, or 0.4%, in property operating expenses for the core portfolio was primarily due to expected increases in payroll and related costs, partially offset by savings from management restructuring and the outsourcing of janitorial services.

  Operating margins of the Company's core portfolio of approximately 57% and 56% for the years ended December 31, 1997 and 1996, respectively, are generally lower in comparison to industry averages due primarily to its method of recovering utility costs. The Company's apartment rents, for the most part, include utility services such as electricity and gas since the Company bears utility costs. The majority of the Company's competitors, however, require their tenants to pay utilities directly. Management estimates that the Company's operating margins would be approximately 60% on a comparable basis.

  PROPERTY SERVICE BUSINESSES. Income from the Property Service Businesses decreased $0.2 million, or 3.2%, during 1997 compared to 1996.

  Income before depreciation for Multifamily and Retail Property Management Services decreased $1.5 million, or 65.6%, primarily due to a non-recurring fee of $0.6 million earned in 1996 in connection with the termination of a management agreement with a hotel owned by a related party. In addition, revenue decreased by an additional $0.9 million due to the February 1997 acquisition of two properties previously managed by the Company.

  Income before depreciation for Interior Construction and Renovation Services increased $0.1 million, or 8.9%, due to an increase of $1.0 million in net fee revenue offset by an increase of $0.9 million in related expenses.

  Revenue from Engineering and Technical Services increased 20.0%, or $8.4 million, in 1997 with a corresponding increase of $8.2 million in expenses compared to 1996 due primarily to additional HVAC systems operations and preventative maintenance contracts obtained throughout 1997. Due to start-up costs on the new contracts, operating margins during 1997 were lower than 1996. Consequently, income before depreciation for Engineering and Technical Services increased a moderate 4.8% to $3.8 million for 1997 compared to $3.7 million in 1996.

  Income before depreciation for Financing Services increased $1.2 million, or 60.2%, due primarily to fees earned on an unusually high level of refinancings performed during the fourth quarter of 1997. Such refinancings were related to the roll-up of Affiliated commercial properties into a single partnership. In conjunction with the roll-up, Financing Services personnel transferred to the new entity, Charles E. Smith Commercial Realty L.P.("CESCR"). The Company entered into agreements through December 31, 1998 to provide Financing Services for certain properties owned and certain properties to be acquired by CESCR. Services will be provided utilizing CESCR personnel on a negotiated cost basis. The Company will separately negotiate revenue and cost sharing agreements for Financing Services it may provide, if any, to properties managed but not owned by CESCR.

  OTHER. Corporate general and administrative expenses increased by $1.3 million, or 24.9%, due primarily to additional personnel added during the year to expand the Company's acquisition and development program outside of the Washington, D.C. metropolitan area to other U.S. cities with strong urban multifamily markets. Interest expense increased by $1.8 million, or 4.1%, primarily due to assumed debt on acquisitions of multifamily properties. Distributions in excess of earnings allocated to Minority Interest decreased $4.8 million. Such charges are no longer necessary as a result of the February 1997 stock offering and the related elimination of the Minority Interest deficit. (See LIQUIDITY AND CAPITAL RESOURCES.)

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996

COMPARISON TO YEAR ENDED DECEMBER 31, 1995

  SUMMARY. Net income of the Operating Partnership increased 12.1%, or $3.8 million, from $31.1 million for the year ended December 31, 1995 to $34.8 million for the year ended December 31, 1996. Funds from Operations of the Operating Partnership increased $5.4 million, or 11.5%, during the same period. Net income of the Company increased from $7.5 million, or $0.81 per basic and diluted common share, for the year ended December 31, 1995 to $11.0 million, or $1.11 per basic and diluted common share, for the year ended December 31, 1996. The Company's FFO for 1996 was $23.9 million, a 17.1% increase over the Company's FFO for 1995. The increase in both net income and FFO is due to increases in income from the rental properties, primarily the multifamily acquisition and development properties, as well as increased income from the Property Service Businesses. These increases were partially offset by an increase in interest expense related to multifamily acquisitions and development.

  RENTAL PROPERTIES. Revenue from rental properties increased $20.5 million, or 14.3%, from $143.5 million for 1995 to $164.0 million for 1996. The three multifamily acquisition properties, consisting of 1,002 apartment units (note that five properties purchased and one property constructed in 1995 totaling 1,736 apartment units were transferred into the core portfolio on January 1,
1997), contributed $5.6 million of the rental revenue increase. The core portfolio contributed an increase of $15.2 million over 1995 (which includes $10.8 million impact of transferring the six properties to core on January 1,
1997), offset by a $0.2 million decrease in revenue from the retail properties.

  Average monthly revenue per apartment unit of the core portfolio (based on properties owned as of December 31, 1994) increased 3.4% from $854 in 1995 to $883 per month during 1996. Average economic occupancy decreased slightly to 97.0% in 1996 from 97.2% in 1995. The decrease in occupancy was not unexpected given the aggressive efforts initiated by management to increase rents as well as the implementation during the third quarter of 1996 of several revenue-enhancing initiatives, including a premium for month-to-month leases and the charging of a non-refundable move-in fee in lieu of security deposits.

  Retail revenues decreased by $0.2 million, or 2.3%, during the year ended December 31, 1996 compared to the prior year due to lower base and percentage rents as well as higher vacancy at Skyline Mall. Average occupancy at Skyline Mall declined from 97.3% in 1995 to 95.1% in 1996 due to several stores remaining vacant during the last six months of 1996. In addition, repairs and maintenance expenses were higher in 1996 than in 1995.

  Expenses from rental properties (including depreciation) increased $10.7 million, or 13.6%, from $78.5 million in 1995 to $89.2 million in 1996. The increases resulted primarily from the acquisition/development of 2,738 apartment units subsequent to December 31, 1994 which added

$9.0 million in property operating expenses compared to the prior year. The increase of $6.3 million in operating expenses for the core portfolio (which includes $3.6 million impact of transferring the six properties to core on January 1, 1997) was primarily due to expected increases in payroll and related costs, increased repairs and maintenance costs and increased snow removal costs caused by the record snowfall in the first quarter of 1996. In addition, real estate taxes were significantly higher in 1996 primarily in the Virginia submarkets which constitute the majority of the portfolio. Assessments averaged 5.5% higher in 1996 than in 1995 for the Virginia properties while local property tax rates for Arlington and Fairfax counties increased by 2.1% and 5.9%, respectively. The substantial increase in utility costs during the first quarter of 1996 was mostly offset in the third quarter by an unseasonably cool summer.

  PROPERTY SERVICE BUSINESSES. Income from the Property Service Businesses increased $1.0 million, or 14.2%, during 1996 compared to 1995.

  Income before depreciation for Multifamily and Retail Property Management Services increased $0.3 million, or 14.3%, resulting primarily from the impact of a non-recurring fee of $0.6 million related to the termination of a management agreement with a hotel owned by a related party. The hotel was sold during the first quarter of 1996. In addition, retail leasing income increased by approximately $0.2 million due primarily to retail leases for a third party development project. These increases were offset by approximately $0.5 million of increased marketing expenditures for furnished corporate apartments, Smith Advantage, and other tenant services. Also, although income from residential management services increased approximately $0.2 million due to the growth in the size of the portfolio, the increase was offset by the cost of severance and other benefits related to a late 1996 management reorganization in this group.

  Income before depreciation for Interior Construction and Renovation Services decreased $0.1 million, or 11.4%, due primarily to a 4.3% decrease in net fee revenue caused by a shift to lower margin, third-party construction management services compared to higher margin general contracting services provided to Affiliates. The decrease in revenues was partially offset by a 2.6% decrease in operating expenses resulting primarily from worker's compensation insurance savings due to favorable claims experience.

  Revenue from Engineering and Technical Services increased 5.0%, or $2.0 million, in 1996 to $42.2 million compared to 1995 due primarily to additional HVAC systems operations and preventative maintenance contracts obtained in late 1995 and throughout 1996. As a result of the growth in revenue, expenses increased by $1.8 million, or 4.9%, due primarily to additional payroll and related benefit costs associated with performing the additional work as well as increased information technology costs. Consequently, income before depreciation for Engineering and Technical Services increased 5.1% to $3.7 million for 1996 compared to $3.5 million in 1995.

  Income before depreciation for Financing Services increased $0.4 million, or 23.7%,due primarily to savings in payroll and related expenses during the latter half of 1996. These savings were partially offset by reduced revenue associated with the $19 million decrease in refinancings performed in 1996 compared to 1995.

  OTHER. Corporate general and administrative expenses increased by $0.5 million, or 10.2%, due primarily to costs incurred in connection with the Company's acquisition and development efforts including write-offs of capitalized costs for terminated acquisition efforts. Interest expense increased by $6.2 million, or 16.5%, due to the assumption of debt and additional borrowings under the lines of credit related to the acquisition and development of multifamily properties. Distributions in excess of earnings allocated to Minority Interest decreased from $5.9 million for 1995 to $4.8 million for 1996.


LIQUIDITY AND CAPITAL RESOURCES

SUMMARY

  Net cash flow provided by operating activities was $75.2 million for 1997 compared to $51.0 million for 1996. The increase of $24.2 million was primarily due to higher cash flow contributed by the acquisition portfolio as well as core revenue growth. Although the acquisition portfolio also increased accounts payable, the cash flows were offset by related increases in receivables.

  Net cash flow used by the Company for investing activities increased $124.2 million in 1997, from $72.7 million in 1996 to $196.9 million in 1997 due to the substantial increase in acquisition volume during the year as well as increased capital expenditures.

  Net cash flow provided by financing activities was $117.8 million in 1997 compared to $16.2 million in 1996. The Company significantly deleveraged in 1997 through issuance of equity in order to finance increased acquisition and development activities. Approximately $203 million was raised in 1997 through sales of common and preferred equity with net repayments of debt of approximately $29 million. In 1997, the Company and the Operating Partnership paid dividends/distributions of $53.5 million, or $2.035 per share/unit representing three quarters of dividends at $.505 per share/unit and one quarter at $.52, a 3.0% increase.

EQUITY ACTIVITY

  During the first quarter of 1997, the Company issued 3.1 million shares of common stock in an equity offering at $28.375 per share resulting in proceeds of $82.9 million, net of underwriting discounts and other expenses totaling $5.2 million. The Company used the resulting proceeds to repay $72.1 million on the line of credit and $9.0 million of mortgage debt and to fund three property acquisitions.

  In May 1997, the Company entered into an agreement with a private investor to sell 2.6 million shares of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred

Shares") for $71.5 million no later than May 14, 1998. On June 30, 1997, the Company issued 0.7 million shares of Series A Preferred Shares at $27.08 per share resulting in proceeds of $19.8 million, net of underwriting discounts and other expenses totaling $0.2 million. The Company used the proceeds to repay approximately $20 million on the line of credit. In December 1997, the Company issued 0.9 million shares of Series A Preferred Shares at $27.08 per share resulting in proceeds of $24.7 million, net of expenses of $0.3 million, which were also used to repay the line of credit.

  In October 1997, the Company sold 1.45 million shares of common stock and 1.22 million shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares") to a private investor for $76 million. The Company used the proceeds to fund an acquisition.

  During 1997, the Operating Partnership issued approximately 2.1 million Operating Partnership units valued at $61.1 million in connection with property acquisitions.

  In January 1998, the Company sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares") for $48.9 million, net of offering costs of $1.1 million. The Series C Preferred Shares have a liquidation preference of $100,000 per share and an initial annual dividend rate of $7,910 per share. If the securities receive an investment grade rating, the dividend rate will decrease by $250 per share. The Company used the proceeds to repay outstanding amounts under its lines of credit.

  FUNDS FROM OPERATIONS

  FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, and distributions in excess of earnings allocated to Minority Interest, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

  The Company's FFO for the years ended December 31, 1997, 1996 and 1995 was as follows (in thousands):

                                     Year Ended December 31,
                                 -------------------------------
                                   1997       1996       1995
                                 ---------  ---------  ---------

Net Income of the
   Operating Partnership         $ 52,210   $ 34,817   $ 31,053

Depreciation of Real Property      20,666     17,931     16,258
Extraordinary item - Loss on
Debt Extinguishment                    87          -          -
                                 --------   --------   --------

Funds from Operations of
   the Operating Partnership       72,963     52,748     47,311

Minority Interest                 (35,799)   (28,879)   (26,920)
                                 --------   --------   --------

Attributable to Shareholders     $ 37,164   $ 23,869   $ 20,391
                                 ========   ========   ========


ACQUISITIONS

  The Company acquired the following operating properties during 1997 and 1996:


Total Cost (Dollars in Thousands)
-----------------------------------
                                        1997     1996
                                     --------  -------
 Acquisitions
   262-unit garden apartment         $      -  $14,200
   47-unit garden apartment                 -    2,800
   625-unit high-rise apartment             -   41,800
   115-unit high-rise apartment             -    5,300
   376-unit high-rise apartment        16,300        -
   540-unit high-rise apartment        43,000        -
   912-unit high-rise apartment        69,800        -
   714-unit high-rise apartment        88,900        -
   306-unit high-rise apartment        43,100        -
   188-unit high-rise apartment        27,500        -
                                     --------  -------
                                     $288,600  $64,100
                                     ========  =======


  In January 1998, the Company completed the acquisition of two multifamily properties in northwest Washington, D.C. totaling 287 apartment units. The total cost of approximately $12.1 million was comprised of $3.3 million cash and 254,000 Operating Partnership units valued at approximately $8.8 million. The Company previously owned a 20% interest in one of the properties, and both properties were previously managed by the Company. The Company also finalized a contract to purchase in the second quarter of 1998 a 299-unit multifamily property located in the Crystal City submarket of Arlington, Virginia. The purchase price of $39 million is expected to be funded from the line of credit.

DEVELOPMENT

  Springfield Station. The Company purchased for $9.1 million approximately 17 acres of land and is nearing completion on the first phase of construction of an estimated 630-unit mid-rise and garden apartment property in Springfield, Virginia. The site is located adjacent to a new Metrorail and commuter rail station and a regional shopping mall and offers convenient access to major transportation routes. Total cost is expected to be approximately $60 million with final delivery in mid-1999.

  Courthouse Place. On October 8, 1997, the Company acquired a 564-unit, luxury high rise property under construction in Arlington, Virginia for $17.5 million consisting of $3.6 million cash and approximately 450,000 Operating Partnership units valued at $13.9 million. Total expected project cost is approximately $65 million. The balance of construction cost will be funded through a construction loan secured in October 1997 at LIBOR plus 130 basis points which matures in October 2000. The balance outstanding at December 31, 1997 is $5.5 million. Management expects to initially deliver apartment units in October 1998, with completion in the fall of 1999.

  One Superior Place. During the fourth quarter of 1997, the Company began construction of a 52-story, 809-unit luxury high rise apartment and commercial center in downtown Chicago. The $112 million project, which is expected to be funded through a construction loan, will also include a new Whole Foods supermarket and other tenants in its 52,000 square feet of commercial space. Management expects to initially deliver units in September 1999 with completion in mid-2000.

  Numerous other acquisition and development projects are being pursued by the Company. The Company anticipates meeting the related funding requirements through draws on its lines of credit, long-term borrowings and public or private issuances of equity, including Operating Partnership unit exchanges.

DEBT

  As of December 31, 1997, the Company had the following mortgage indebtedness and other borrowings carrying a weighted average interest rate of 7.71% and collateralized by 44 of the 50 of the Properties:

                                        Dollars in
                                        Thousands  Percent of Total
                                        ---------- ----------------
[S]                                     [C]        [C]
Fixed rate debt:
    Mortgages                           $479,072          78.4%
    $83M Acquisition Line of Credit       30,000           4.9%
 Variable rate debt:
    Mortgages                             21,363           3.5%
    $100M Acquisition Line of Credit      75,000          12.3%
    Construction loan                      5,536           0.9%
                                        --------         -----
                                        $610,971         100.0%
                                        ========         =====

[/TABLE]

  As of December 31, 1997, the Company's Debt to Total Market Capitalization Ratio was 35.0% (based on 14.9 million common shares, 2.9 million preferred shares and 14.2 million partnership units outstanding at a stock price of $35.50) versus 45.9% at December 31, 1996. The decreases are attributable to the 1997 common and preferred equity sales, acquisitions funded via Operating Partnership unit exchanges, and an increasing stock price. The Company's Interest Coverage Ratios for the years ended December 31, 1997 and 1996 were 2.78:1 and 2.38:1, respectively.

 Principal payments on outstanding debt are due in the following years (in millions):

             1998          $ 21.4
             1999           113.4
             2000            80.5
             2001           125.2
             2002               -
             Thereafter     270.5
                           ------
                           $611.0
                           ======


  At December 31, 1997, the Company had $78 million of unused borrowing capacity available on lines of credit and $26.5 million available under its convertible preferred stock agreement. Amounts outstanding under lines of credit averaged $80.1 million and $86.6 million for the years ended December 31, 1997 and 1996, respectively.

  The Company anticipates meeting principal repayment requirements through long-term borrowings, public or private issuances of debt securities or public or private equity offerings.

  In February 1998, the Company terminated its existing $100 million line of credit and entered into a new $250 million, unsecured line of credit with PNC Bank, Nations Bank, and U.S. Bank which matures in March 2001. Draws upon the new line are subject to certain unencumbered asset requirements and bear interest at a selected LIBOR rate plus 75 to 110 basis points based on the leverage ratio of the Company. If the Company receives an investment grade rating, the interest rate will decrease to 60 to 90 basis points over LIBOR based on the rating. The Company repaid the balance outstanding under the $100 million line and recognized an extraordinary loss of $0.3 million related to the extinguishment of such debt.

OTHER

  CAPITAL IMPROVEMENTS. In 1997, total capital improvements were $12.8 million, of which $10.3 million, or $727 per apartment unit, was for the core portfolio. Approximately 36% of the capital expenditures on the core portfolio are considered by management to be revenue generating or economic improvements, as shown below, which management believes directly affect the Company's ability to increase rents. The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to increase rents and are considered non-revenue generating. A summary of core capital expenditures during 1997 follows:


                               Total
                                 $      Actual # of    Average $ Per  Average $ Per
Expenditure Type               Spent   Units Improved  Unit Improved    Core Unit
-----------------------------  ------  --------------  -------------  -------------
                            (in thousands)

Installations/Replacements:
  Appliances                   $  831           1,291         $  644           $ 59
  Carpet                          703             653          1,077             50
  Security Gating                 322             711            453             23
  Other                           136             159            855              9
Renovations:
  Kitchen                         805             179          4,498             57
  Bath                            436             319          1,368             31
  Exercise Room                   495                                            34
                              -------                                        ------

Total Revenue-Generating
 Improvements                   3,728                                           263
Non-Revenue Generating
 Improvements                   6,593                                           464
                              -------                                        ------

Total Capital Expenditures
  - Core Portfolio            $10,321                                        $  727
                              =======                                        ======

  INCOME TAXES. The Company is taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company generally is not subject to Federal corporate income taxes on net income it distributes currently to shareholders provided that the Company distributes at least 95% of its taxable income each year. REITs are subject to certain organizational requirements and asset and income tests in order to maintain their REIT status. The Property Service Businesses are taxable corporations, and thus, pay Federal and state income taxes on their net income. Such taxes amounted to $ 0.4 million, $0.4 million and $0.6 million for 1997, 1996 and 1995.

  EFFECT OF INFLATION. Substantially all of the leases at the Multifamily Properties are for a term of one year or less, which enables the Company to seek increased rents upon renewal or reletting of apartments. Retail tenant leases provide for pass-through of common area maintenance, real estate taxes and other operating costs to tenants, which reduces the impact of inflation.

  YEAR 2000. The Company has conducted a comprehensive review of its internal computer systems and related software to identify issues related to year 2000 compliance. Accordingly, the Company has determined that it has no material risks related to the ability of its hardware and software to recognize the year 2000 and beyond as valid dates. The Company's primary financial and operational software programs are purchased from outside vendors who have generally resolved or are in the process of resolving year 2000 issues. The Company is in the process of replacing one computer system, however, which is not currently year 2000 compliant at an estimated cost of approximately $1 million. The new system will be operational in early 1999 and the related cost will be depreciated over its estimated useful life. During 1998, the Company will continue to monitor year 2000 issues (primarily using internal staff) including analysis of its secondary applications software and suppliers and review of its service providers for year 2000 compliance. The Company does not expect any material adverse impact to its business operations from service providers' inability, if any, to become year 2000 compliant. Costs associated with the Company's ongoing year 2000 compliance review and any necessary system or software modifications are expensed as incurred.




ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.


 None

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 See Index to Consolidated and Combined Financial Statements on Page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.


                                   PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this item with respect to directors is hereby incorporated by reference to the material appearing under the caption "Election of Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 1998 (the "Proxy Statement"). Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Executive Officers of the Company."

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the NYSE. To the best of the Company's knowledge, all required reports were timely filed during and with respect to the fiscal year ended December 31, 1997, except for the following reports which were filed late: Wesley Denn Minami (Form 3); Steven E. Gulley (Form 3); Ernest Gerardi, Jr. (two transactions, one report); Charles B. Gill (one transaction, one report); Robert P. Kogod (two transactions, one report); Alfred G. Neely (five transactions, two reports); Mandell J. Ourisman (one transaction, one report); Robert H. Smith (three transactions, one report); and Roger L. Weeks (one transaction, one report).


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

             All other schedules have been omitted because the required information of such other schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

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

         *3.1 Amended and Restated Articles of Incorporation of Charles E. Smith Residential Realty, Inc. (the "Company")
          3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-3 (File No. 33-93986)
          3.3 Articles Supplementary to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit No. 3.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)
          3.4 Articles Supplementary of the Company for Classifying and Designating Series B Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 4.1 of the Company's Report on Form 8-K dated October 3, 1997 and filed October 20, 1997)
          3.5 Certificate of Correction relating to Articles Supplementary for Series B Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 4.2 of the Company's Report on Form 8-K dated October 3, 1997 and filed October 20,
               1997)
          3.6 Articles Supplementary for Series C Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 3.5 in the Company's Registration Statement on Form S-3, File No. 333-17053)

        **4.1 First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended
        **4.2  Certificate of Limited Partnership of the Operating Partnership
          4.3  Ninth Amendment to Amended and Restated Agreement of Limited
               Partnership of the Operating Partnership (Incorporated by
               reference to Exhibit No. 4.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)
          4.4 Tenth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership

       **10.1 Noncompetition Agreement by and among the Company, the Operating Partnership and Robert P. Kogod and Robert H. Smith
       **10.2  Registration Rights and Lock-up Agreement
       **10.3  Pledge Agreement
       **10.4  First Amended and Restated 1994 Employee Stock and Unit Option
               Plan
       **10.5 First Amended and Restated 1994 Employee Restricted Stock and Restricted Unit Plan
       **10.6  Non-Employee Directors Stock Option Plan
       **10.7  Subscription Agreement
       **10.8 Voting Stock Partnership Agreement for Smith Property Management Partnership

       **10.9 Voting Stock Partnership Agreement for Smith Management Construction Partnership
       **10.10 Voting Stock Partnership Agreement for Consolidated
               Engineering Services Partnership
       **10.11 Amended and Restated Articles of Incorporation of Smith
               Realty Company
        *10.12 By-Laws of Smith Property Management, Inc.
        *10.13 Articles of Incorporation of Smith Management Construction,
               Inc.
        *10.14 By-Laws of Smith Management Construction, Inc.
        *10.15 Articles of Incorporation of Consolidated Engineering
               Services, Inc.
        *10.16 By-Laws of Consolidated Engineering Services, Inc.
        *10.17 Certificate of Incorporation of Smith One, Inc.
        *10.18 By-Laws of Smith One, Inc.
       **10.19 Agreement of Limited Partnership of Smith Property Holdings
               One L.P.
       **10.20 Agreement of Limited Partnership of Smith Property Holdings
               One (D.C.) L.P.
        *10.21 Certificate of Incorporation of Smith Two, Inc.
        *10.22 By-Laws of Smith Two, Inc.
       **10.23 Agreement of Limited Partnership of Smith Property Holdings
               Two L.P.
       **10.24 Agreement of Limited Partnership of Smith Property Holdings
               Two (D.C.) L.P.
        *10.25 Certificate of Incorporation of Smith Three, Inc.
        *10.26 By-Laws of Smith Three, Inc.
       **10.27 Agreement of Limited Partnership of Smith Property Holdings
               Three L.P.
       **10.28 Agreement of Limited Partnership of Smith Property Holdings
               Three (D.C.) L.P.
        *10.29 Certificate of Incorporation of Smith Four, Inc.
        *10.30 By-Laws of Smith Four, Inc.
       **10.31 Agreement of Limited Partnership of Smith Property Holdings
               Four L.P.
       **10.32 Amended and Restated Certificate of Incorporation of Smith
               Five, Inc.
        *10.33 By-Laws of Smith Five, Inc.
       **10.34 Agreement of Limited Partnership of Smith Property Holdings
               Five (D.C.) L.P.
       **10.35 License Agreement between Charles E. Smith Management, Inc.
               and the Company
       **10.36 License Agreement between Charles E. Smith Management, Inc.
               and the Operating Partnership
         10.37 Agreement of Limited Partnership of Smith Property Holdings Five L.P. (Incorporated by reference to Exhibit No. 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1994)
       **10.38 Certificate of Limited Partnership of Smith Property Holdings
               Five L.P.
       **10.39 Amended and Restated Credit Agreement by and between the Operating Partnership and PNC Bank, National Association, et al.

         10.40 Deed of Trust and Security Agreement between Smith Property Holdings Three L.P. ("Smith Three") and The Northwestern Mutual Life Insurance Company ("Northwestern") (Incorporated by reference to Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.41 Guarantee of Recourse Obligations by Smith Three and the Operating Partnership (Incorporated by reference to Exhibit No.
               10.3 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.42 Absolute Assignment of Leases and Rents between Smith Three and Northwestern (Incorporated by reference to Exhibit No. 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.43 Promissory Note of Smith Three to Northwestern (Incorporated by reference to Exhibit No. 10.5 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.44 Purchase Money Deed of Trust and Security Agreement between Smith Property Holdings Three (D.C.) L.P. ("Smith Three D.C.") and Northwestern (Incorporated by reference to Exhibit No. 10.6 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.45 Guarantee of Recourse Obligations by Smith Three D.C. and the Operating Partnership (Incorporated by reference to Exhibit No.
               10.7 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.46 Absolute Assignment of Leases and Rents between Smith Three D.C. and Northwestern (Incorporated by reference to Exhibit No. 10.8 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.47 Purchase Money Promissory Note of Smith Three D.C. to Northwestern (Incorporated by reference to Exhibit No. 10.9 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.48 Supplemental Loan Agreement by and among Smith Property Holdings Two L.P. ("Smith Two"), Smith Property Holdings Two (D.C.) L.P. ("Smith Two D.C.") and GMAC Mortgage Corporation of PA ("GMAC") (Incorporated by reference to Exhibit No. 10.10 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
               1994)
         10.49 Multifamily Note of Smith Two to GMAC (Incorporated by reference to Exhibit No. 10.11 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.50 Multifamily Note of Smith Two D.C. to GMAC (Incorporated by reference to Exhibit No. 10.12 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.51 Supplemental Loan Agreement by and among Smith Property Holdings One L.P. ("Smith One"), Smith Property Holdings One (D.C.) L.P. ("Smith One D.C.") and GMAC (Incorporated by reference to Exhibit No. 10.13 of the

               Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.52 Multifamily Note of Smith One to GMAC (Incorporated by reference to Exhibit No. 10.14 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.53 Multifamily Note of Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.15 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.54 Absolute Assignment of Leases and Rents by Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.16 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
               1994)
         10.55 Property Management Agreement by and between Smith One and the Operating Partnership (Incorporated by reference to Exhibit No.
               10.17 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.56 Multifamily Deed of Trust, Assignment of Rents and Security Agreement between Smith One D.C. and GMAC (Incorporated by reference to Exhibit No. 10.18 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
         10.57 Commercial Leasing and Property Management Agreement between Smith Three and the Operating Partnership (Incorporated by reference to Exhibit No. 10.19 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
       **10.58 Agreement of Limited Partnership of Smith Employment Services
               L.P.
       **10.59 Certificate of Limited Partnership of Smith Employment
               Services L.P.
         10.60 Second Restated and Amended Agreement of Limited Partnership of First Herndon Associates Limited Partnership (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995)
         10.61 Second Amendment to the Certificate of Limited Partnership of First Herndon Associates Limited Partnership (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995)
         10.62 Certificate of Incorporation of Smith Six, Inc. (Incorporated by reference to Exhibit No. 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)
         10.63 By-Laws of Smith Six, Inc. (Incorporated by reference to Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)
         10.64 Agreement of Limited Partnership of Smith Property Holdings Six L.P. (Incorporated by reference to Exhibit No. 10.3 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

         10.65 Agreement of Limited Partnership of Smith Property Holdings Six (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)
       **10.66 Certificate of Incorporation of Smith Seven, Inc.
       **10.67 By-Laws of Smith Seven, Inc.
       **10.68 Agreement of Limited Partnership of Smith Property Holdings
               Seven L.P.
       **10.69 Commitment for Mortgage Loan to the Operating Partnership
               from Northwestern Mutual Life Insurance Company
         10.70 Second Amended and Restated Credit Agreement by and between the Operating Partnership and PNC Bank, National Association, et. al. (Incorporated by reference to Exhibit No. 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
               1997)
         10.71 Third Amended and Restated Credit Agreement by and between the Operating Partnership and PNC Bank, National Association, et. al.

         21    Subsidiaries of the Registrant

         23.1  Consent of Arthur Andersen LLP

         27    Financial Data Schedule
          ___________________________________
          *Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-11, No. 33-75288.

          **Incorporated by reference to the same titled and numbered exhibit in the Company's previously filed Forms 10-K.

14(b)     REPORTS ON FORM 8-K

          A report on Form 8-K was filed on January 31, 1997 (and subsequently amended on Form 8-K/A filed August 20, 1997) providing information on three Properties acquired by the Company during the first quarter of 1997, including certain unaudited proforma balance sheets and statements of operations of the Company reflecting the acquisitions and statements of revenue and certain expenses for the Crystal Plaza, Crystal Towers and Kenmore Properties for the year ended December, 1996, and applicable subsequent periods.

          A report on Form 8-K was filed on October 20, 1997 (and subsequently amended on Forms 8-K/A filed November 10, 1997 and January 6, 1998) providing information on three Properties acquired by the Company during 1997, including certain unaudited proforma balance sheets and statements of operations of the Company reflecting the acquisitions and statements of revenue and certain expenses for the One East Delaware, 2000 Commonwealth, and Lincoln Towers Properties for the year ended December, 1996, and applicable subsequent periods.

14(c)     EXHIBITS

          The list of Exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(d)     FINANCIAL STATEMENTS

          See Index to Financial Statements and Schedules on Page F-1 of this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March, 1998.


                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.



                    By: /s/Ernest A. Gerardi, Jr.
                        -------------------------------------
                        Ernest A. Gerardi, Jr.
                        President and Chief Operating Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13th day of March, 1998.

     SIGNATURE                           TITLE
     ---------                           -----



/s/Robert H. Smith                 Co-Chairman of the Board, Co-Chief
-------------------------          Executive Officer, and Director
Robert H. Smith



/s/Robert P. Kogod                 Co-Chairman of the Board, Co-Chief
-------------------------          Executive Officer, and Director
Robert P. Kogod



/s/Ernest A. Gerardi, Jr.          President, Chief Operating Officer, and
-------------------------          Director
Ernest A. Gerardi, Jr.



/s/Wesley D. Minami                Senior Vice President,
-------------------------          Chief Financial Officer, and Treasurer
Wesley D. Minami

/s/ Steven E. Gulley               Vice President, Controller, and Chief
-------------------------          Accounting Officer
Steven E. Gulley



/s/Fred J. Brinkman                 Director
-------------------------
Fred J. Brinkman



/s/Charles B. Gill                  Director
-------------------------
Charles B. Gill



/s/Mandell J. Ourisman              Director
-------------------------
Mandell J. Ourisman



/s/Mallory Walker                   Director
-------------------------
Mallory Walker

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------


CHARLES E. SMITH RESIDENTIAL REALTY, INC.
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                     Pages
                                                                     -----


     Report of Independent Public Accountants                        F-2

     Consolidated Balance Sheets                                     F-3

     Consolidated Statements of Operations                           F-4

     Consolidated Statements of Shareholders' Equity                 F-5

     Consolidated Statements of Cash Flows                           F-6

     Notes to Consolidated Financial Statements                      F-7 to F-28


SCHEDULES FILED AS PART OF THIS REPORT

     Schedule III - Real Estate and Accumulated Depreciation         S-1 to S-2


     All other Schedules have been omitted because the required information of such other Schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Charles E. Smith Residential Realty, Inc.:


We have audited the accompanying consolidated balance sheets of Charles E. Smith Residential Realty, Inc. (a Maryland real estate investment trust) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the management of Charles E. Smith Residential Realty, Inc. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charles E. Smith Residential Realty, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                               /s/ Arthur Andersen LLP


Washington, D.C.
February 9, 1998

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                          CONSOLIDATED BALANCE SHEETS
                              AS OF DECEMBER 31,
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           1997       1996
                                                                         --------   --------
     ASSETS

Rental property, at predecessor cost, net                                $261,609   $267,658
Rental property, acquired and developed, net                              489,621    202,435
Rental property under development                                          53,093          -
Cash and cash equivalents                                                       -      3,898
Tenants' security deposits                                                  2,453      3,521
Escrow funds                                                                7,606      6,087
Investment in and advances to Property Service Businesses
     and other                                                             15,905     10,756
Deferred charges, net                                                      16,047     17,646
Other assets                                                               19,172     10,210
                                                                         --------   --------
                                                                         $865,506   $522,211
                                                                         ========   ========
     LIABILITIES AND EQUITY

Liabilities
     Mortgage loans                                                      $500,435   $416,808
     Lines of credit                                                      105,000    112,050
     Construction loans                                                     5,536     17,686
     Accounts payable and accrued expenses                                 13,732      9,525
     Tenants' security deposits                                             2,453      3,521
                                                                         --------   --------
       Total liabilities                                                  627,156    559,590
                                                                         ========   ========

Commitments and contingencies

Minority Interest                                                          80,036          -

Shareholders' equity
     Preferred stock - $.01 par value; 2,640,325 shares authorized;
       Series A Cumulative Convertible Redeemable Preferred
       Stock, liquidation preference of $27.08; 1,661,743 shares
       issued and outstanding                                              45,000          -
     Preferred stock - $ .01 par value;  1,216,666 shares authorized;
       Series B Cumulative Convertible Redeemable Preferred
       Stock, liquidation preference of $28.50; 1,216,666 shares
       issued and outstanding                                              34,675          -
     Common stock - $.01 par value; 95,000,000 shares
       authorized; 14,942,429 and 9,969,607 shares issued
       and outstanding at December 31, 1997 and 1996,
       respectively                                                           150        100
     Additional paid-in capital - includes contributed
       deficit of $244,208                                                 84,861    (23,852)
     Retained deficit                                                      (6,372)   (13,627)
                                                                         --------   --------
       Total shareholders' equity                                         158,314    (37,379)
                                                                         --------   --------
                                                                         $865,506   $522,211
                                                                         ========   ========

The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                Year Ended December 31,
                                                          -----------------------------------
                                                             1997        1996         1995
                                                          ---------    ---------    ---------
Rental Properties:
   Revenues                                               $ 200,104    $ 163,959    $ 143,464

   Expenses
      Operating costs                                       (71,425)     (60,796)     (53,636)
      Real estate taxes                                     (12,402)     (10,429)      (8,620)
      Depreciation and amortization                         (20,666)     (17,931)     (16,258)
                                                          ---------    ---------    ---------
        Total expenses                                     (104,493)     (89,156)     (78,514)

Property Service Businesses:
   Equity in income of Property Service Businesses            7,597        7,846        6,868

Corporate general and administrative expenses                (6,563)      (5,255)      (4,768)
Interest income                                               1,063        1,029        1,424
Interest expense                                            (45,411)     (43,606)     (37,421)
                                                          ---------    ---------    ---------

Income before extraordinary item                             52,297       34,817       31,053

Extraordinary item - loss on extinguishment of debt             (87)           -            -
                                                          ---------    ---------    ---------

Net income of the Operating Partnership                      52,210       34,817       31,053

Minority Interest                                           (25,617)     (19,062)     (17,648)

Distributions in excess of earnings allocated to
   Minority Interest                                              -       (4,778)      (5,876)
                                                          ---------    ---------    ---------

Net income                                                   26,593       10,977        7,529

Less:  Income attributable to preferred stock                (1,881)           -            -
                                                          ---------    ---------    ---------

Net income attributable to common shares                  $  24,712    $  10,977    $   7,529
                                                          =========    =========    =========

Earnings per common share - basic                         $    1.87    $    1.11    $    0.81
                                                          =========    =========    =========

Earnings per common share - diluted                       $    1.86    $    1.11    $    0.81
                                                          =========    =========    =========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Common                                                     Series A     Series B                Additional    Retained
   Stock                                                     Preferred    Preferred    Common      Paid-in      Earnings
Outstanding                                                    Stock        Stock      Stock       Capital      (Deficit)      Total
------------------------------------------------------------------------------------------------------------------------------------
  9,049,667     Balance, December 31, 1994                  $      -     $       -   $   90      $ (42,639)    $  5,029   $ (37,520)
                  Operating Partnership equity exchanged
                    for acquisitions                               -             -        -         15,491            -      15,491
                  Conversion of Operating Partnership units
    658,456         to common stock                                -             -        7             (7)           -           -
                  Adjustment for unit grants                       -             -        -            570            -         570
                  Net income                                       -             -        -              -        7,529       7,529
                  Dividends ($1.915 per share)                     -             -        -              -      (17,693)    (17,693)
 ----------                                                 --------     ---------   ------      ---------     --------   ---------
  9,708,123     Balance, December 31, 1995                         -             -       97        (26,585)      (5,135)    (31,623)
                  Operating Partnership equity exchanged
                    for acquisitions                               -             -        -          2,403            -       2,403
                  Conversion of Operating Partnership units
    261,484         to common stock                                -             -        3             (3)           -           -
                  Adjustment for unit grants                       -             -        -            333            -         333
                  Net income                                       -             -        -              -       10,977      10,977
                  Dividends ($1.975 per share)                     -             -        -              -      (19,469)    (19,469)
 ----------                                                 --------     ---------   ------      ---------     --------   ---------
  9,969,607     Balance, December 31, 1996                         -             -      100        (23,852)     (13,627)    (37,379)
                  Operating Partnership equity exchanged
                    for acquisitions                               -             -        -         75,019            -      75,019
                  Proceeds from issuance of Series A
                    Preferred Stock                           45,000             -        -              -            -      45,000
                  Proceeds from issuance of Series B
                    Preferred Stock                                -        34,675        -              -            -      34,675
                  Offering costs associated with Preferred Stock   -             -        -           (562)           -        (562)
                  Proceedings from issuance of Common Stock,
  4,555,000         net of offering costs of $5,249                -             -       46        124,134            -     124,180
                  Conversion of Operating Partnership units
    407,822         to common stock                                -             -        4             (4)           -           -
                  Repurchase and cancellation of Operating
                    Partnership units                              -             -        -         (2,206)           -      (2,206)
                  Adjustment for unit grants                       -             -        -            579            -         579
                  Adjustment for Minority Interest                 -             -        -        (88,597)       7,813     (80,784)
     10,000       Exercise of options                              -             -        -            350            -         350
                  Net income                                       -             -        -              -       26,593      26,593
                  Dividends ($2.035 per share)                     -             -        -              -      (27,151)    (27,151)
 ----------                                                 --------     ---------   ------      ---------     --------   ---------
 14,942,429     Balance, December 31, 1997                  $ 45,000     $  34,675   $  150      $  84,861     $ (6,372)  $ 158,314
 ==========                                                 ========     =========   ======      =========     =========  =========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                                            Year Ended December 31,
                                                                        --------------------------------
                                                                          1997        1996        1995
                                                                        --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $ 26,593    $ 10,977    $  7,529
   Minority Interest                                                      25,617      19,062      17,648
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                       23,543      21,039      19,547
      Distributions in excess of earnings allocated to
        Minority Interest                                                      -       4,778       5,876
      (Increase) decrease in escrow funds                                 (1,519)       (716)      2,107
      Increase in other assets                                            (3,218)     (1,014)     (1,296)
      (Decrease) increase in accounts payable and
        accrued expenses                                                   4,207      (3,168)      2,872
                                                                        --------    --------    --------
        Net cash provided by operating activities                         75,223      50,958      54,283
                                                                        --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions and development of rental property                      (173,205)    (60,173)    (55,152)
   Additions to rental property                                          (12,811)     (7,425)     (5,257)
   (Decrease) increase in related party payables:
     Property Service Businesses                                               -        (635)     (8,535)
     Affiliates                                                                -        (469)       (703)
     Predecessor                                                               -        (337)         33
   (Increase) decrease in investment in and advances
     to Property Service Businesses and other                             (5,111)     (2,408)      1,939
   Acquisition deposits and other                                         (5,797)     (1,295)       (820)
                                                                        --------    --------    --------
        Net cash used by investing activities                           (196,924)    (72,742)    (68,495)
                                                                        --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to deferred charges                                          (1,033)       (402)     (1,032)
   Net proceeds from sale of common stock                                124,180           -           -
   Net proceeds from sale of preferred stock                              79,113           -           -
   Mortgages:
     Proceeds                                                             34,000      31,095           -
     Repayments                                                          (43,847)    (31,520)       (466)
   Lines of credit:
     Proceeds                                                             92,350      75,500      31,400
     Repayments                                                          (99,400)    (16,000)          -
   Construction loans:
     Proceeds                                                              5,536       1,032      16,654
     Repayments                                                          (17,686)          -           -
   Repurchase of units                                                    (2,206)          -           -
   Dividends and distributions                                           (53,520)    (43,309)    (41,216)
   Other, net                                                                316        (192)          -
                                                                        --------    --------    --------
        Net cash provided by financing activities                        117,803      16,204       5,340
                                                                        --------    --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (3,898)     (5,580)     (8,872)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             3,898       9,478      18,350
                                                                        --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $      -    $  3,898    $  9,478
                                                                        ========    ========    ========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND FORMATION OF COMPANY

  Charles E. Smith Residential Realty, Inc. (the "Company"), formed in June 1993, is a self-administered and self-managed equity real estate investment trust ("REIT"). On June 30, 1994, the Company raised equity through an initial public offering and a private placement (the "Offerings"), and issued debt in a series of concurrent private financing transactions.

  The proceeds were used to acquire the sole general partnership and a proportionate limited partnership interest in Charles E. Smith Residential Realty L.P. (the "Operating Partnership") which is the successor entity to CES Group (the "Predecessor"). Simultaneous with the Offerings, the entities that owned the properties and the related service businesses included in the CES Group contributed the properties (the "Predecessor Properties") and the management, development, leasing, interior construction, engineering, and financing services business segments of the Predecessor to the Operating Partnership (or corporations in which the Operating Partnership owns substantially all of the equity) and received in exchange, directly or indirectly, units of limited partnership in the Operating Partnership. (The contributing entities and their owners, which include Robert H. Smith and Robert
P. Kogod and their families, and other former owners of indirect interests in contributed properties, are referred to collectively as the "Minority Interest"). The contributed assets and liabilities were recorded at historical net book value which transferred a net carry-over deficit of $244.2 million to the Operating Partnership.

  The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of December 31, 1997, the Operating Partnership owned 45 operating multifamily properties containing 18,236 apartment units (the "Properties"), had approximately 2,000 units under construction at three additional sites and owned two free-standing community retail shopping centers aggregating 436,000 square feet. The properties are located in the following metropolitan areas:

                        Washington, D.C.  Chicago,  Boston,
                              Area        Illinois   Mass.   Total
                        ----------------  --------  -------  -----
Multi-Family
----------------------
  Operating                           43         1        1     45
  Under Construction                   2         1        -      3

Retail Centers                         2         -        -      2
----------------------                --         -  -------     --
                                      47         2        1     50
                                      ==         =  =======     ==


  Additionally, the Operating Partnership owned substantially all of the equity in entities which provide multifamily and retail property management and leasing, interior construction and renovation, building engineering and technical services, and financial advisory services (collectively, the "Property Service Businesses").


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

  The accompanying consolidated financial statements include all of the accounts of the Company, the Operating Partnership and its subsidiaries and affiliates. The Company consolidates the Operating Partnership due to the Company's control as sole general partner. The Company uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

  All significant intercompany balances and transactions have been eliminated.

RENTAL PROPERTY

  The Company recorded the contributed Predecessor Properties at the Predecessor's historical cost. Rental property subsequently acquired or developed is recorded at the Company's actual cost, including interest and real estate taxes incurred during development. Ordinary repairs and maintenance, such as minor replacements and painting, are expensed as incurred; major improvements, such as new HVAC equipment and kitchen/bath renovations, are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Depreciation on buildings and improvements is computed using the straight-line method over estimated useful asset lives as follows:

    Base building                        40 years
    Land improvements                    20 years
    Building improvements                7 to 20 years
    Tenant improvements                  Shorter of remaining lease term or useful life
    Furniture, fixtures and equipment    5 to 10 years


DEFERRED CHARGES

   Deferred charges consist primarily of permanent loan fees, which are amortized to interest expense over the terms of the notes using the effective interest rate method, and retail lease acquisition costs, which are amortized over the terms of the related leases.

REVENUE RECOGNITION

     Rental income attributable to residential leases is recognized when due from tenants. The Company requires residential tenants to initially execute a one-year lease. At the expiration of the lease term, if not renewed, the lease converts to a month-to-month basis.

     Minimum rental income attributable to retail leases is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Minimum rental income recognized in excess of payments due was $5.0 million and $6.8 million at December 31, 1997 and 1996, respectively, and is included in other assets. The lease agreements contain provisions that provide for additional rentals based on the tenants' sales volume and reimbursement from the tenants for their share of real estate taxes and certain common area maintenance costs. Additional rentals are recognized on the accrual basis.

     The future minimum lease payments to be received by the Company under noncancelable retail leases as of December 31, 1997, are as follows (in thousands):

           Year Ending
           December 31,
           ------------
               1998                     $  7,571
               1999                        7,219
               2000                        7,171
               2001                        6,841
               2002                        6,743
            Thereafter                    93,492
                                        --------
                                        $129,037
                                        ========

INCOME TAXES

  Federal income taxes are not provided because the Company qualifies as a REIT under the provisions of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is required to distribute at least 95% of its taxable income to shareholders and meet certain other organizational and operational requirements. If the Company fails to qualify as a REIT in any year, its income may be subject to income tax at regular corporate rates.

  The Company's income tax basis in its assets and liabilities was $702 million and $635 million, respectively, at December 31, 1997 and $470 million and $558 million, respectively, at December 31, 1996.

  For the three years ended December 31, 1997, 1996, and 1995, dividends paid per share were characterized for income tax purposes as follows:


                           1997               1996             1995
                     -----------------  ---------------  ---------------
                     Per Share      %   Per Share    %   Per Share    %
                     ---------  ------  ---------  ----  ---------  ----

Taxable Income          $1.638   80.5%     $1.264   64%     $1.206   63%
Return of Capital        0.397   19.5%      0.711   36%      0.709   37%
                        ------  -----      ------  ---      ------  ---
                        $2.035  100.0%     $1.975  100%     $1.915  100%
                        ======  =====      ======  ===      ======  ===

MINORITY INTEREST

     At the initial public offering, the Minority Interest contributed a net deficit of $244.2 million versus the equity raised by the Company of $201.4 million which created an initial equity deficit of $42.8 million. In accordance with generally accepted accounting principles, the Minority Interest's share of this deficit, $24.5 million, and all subsequent Minority Interest activity was charged to the Company as General Partner of the Operating Partnership until the deficit was eliminated in early 1997. To the extent that distributions paid exceeded earnings allocated to the Minority Interest, the excess was charged to the Company as General Partner of the Operating Partnership. When earnings allocated to the Minority Interest exceeded distributions, the excess was credited to the Company's retained earnings. The Minority Interest activity for the three years ended December 31, 1997 consisted of the following (in thousands):

   Balance at December 31, 1994                                  $(21,440)
     Earnings allocated to Minority Interest        17,648
     Distributions paid to Minority Interest       (23,524)        (5,876)
                                                  --------
      Other equity activity/(1)/                                    9,323
                                                                 --------

   Balance at December 31, 1995                                   (17,993)
     Earnings allocated to Minority Interest        19,062
     Distributions paid to Minority Interest       (23,840)        (4,778)
                                                  --------
     Other equity activity/(1)/                                     1,501
                                                                 --------
   Balance at December 31, 1996                                   (21,270)
     Earnings allocated to Minority Interest        25,617
     Distributions paid to Minority Interest       (26,369)          (752)
                                                  --------
     Other equity activity/(1)/                                   102,058
                                                                 --------

   Balance at December 31, 1997                                  $ 80,036
                                                                 ========

/(1)/ Primarily reflects the Minority Interest's share of common equity issued during the year.

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

IMPAIRMENT OF LONG-LIVED ASSETS

  Management assesses for impairment any property whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized when the sum of the estimated undiscounted future cash flows before interest charges is less than its carrying value. The loss is measured as the difference between the carrying value and the fair value of the property.

STOCK-BASED COMPENSATION

  The Company accounts for stock-based compensation programs under Accounting Principles Board Opinion No. 25 whereby compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the exercise price.

NEW ACCOUNTING PRONOUNCEMENTS

  During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" which specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The standard is effective for interim and annual periods ending after December 15, 1997 and requires restatement of comparative prior-period data. The Company has adopted SFAS No. 128 and all prior period amounts have been restated to conform with this standard.

  During 1997, the FASB also issued several additional standards including SFAS No. 129, "Disclosure of Information About Capital Structure", SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related

Information". SFAS No. 129 is effective for reporting periods ending after December 15, 1997 and had no impact on the Company's financial statements. SFAS No. 130 and SFAS No. 131 are effective beginning in 1998 and are not expected to have any significant impact on the Company's financial statements.

RECLASSIFICATIONS

  The Company changed the classification of certain senior management payroll costs from property operating expenses to corporate general and administrative expense. Management believes this reclassification more accurately reflects property operations and is consistent with industry practice. Approximately $2.2 million and $1.9 million, respectively, for the years ended December 31, 1996 and 1995 have been reclassified to conform to the current year's presentation.

  Certain other reclassifications of the prior years' information have been made to conform to the current year's presentation.

3.   RENTAL PROPERTY

RENTAL PROPERTY
 Rental property consists of the following as of December 31 (in thousands):

                                            1997        1996
                                          ---------   ---------

        At Predecessor cost
        -------------------
          Land                            $  25,452   $  25,452
          Buildings and improvements        427,333     427,333
        At Company cost
        ---------------
          Land                              103,761      55,891
          Buildings and improvements        404,870     151,324
          Property under development         53,093           -
                                          ---------   ---------
                                          1,014,509     660,000

        Less: Accumulated depreciation     (210,186)   (189,907)
                                          ---------   ---------
                                          $ 804,323   $ 470,093
                                          =========   =========


  Depreciation expense of the Company was $20.3 million, $17.7 million and $15.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. Repairs and maintenance expense of the Company was $13.0 million, $11.8 million and $10.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

ACQUISITIONS

  During 1997, the Company acquired six properties for $288.6 million, adding 3,036 apartment units. In four of the transactions, the Operating Partnership issued a total of approximately 2.1 million Operating Partnership units valued at $61.1 million. The conversion of these Operating Partnership units into Company common stock is restricted for up to two years. In four of the transactions, the Company assumed a total of $93.5 million in mortgage loans.

  During 1996, the Company acquired four properties for $64.1 million, adding 1,049 apartment units. In two of the transactions, the Operating Partnership issued a total of approximately 0.1 million Operating Partnership units valued at approximately $2.4 million. The conversion of these Operating Partnership units into Company common stock is restricted for up to one year. In one of the transactions, the Company assumed a $3.3 million mortgage loan.

  During 1995, the Company acquired five properties for $82.3 million adding 1,369 apartment units. In two of the transactions, the Operating Partnership issued a total of approximately 0.6 million Operating Partnership units valued at $13.7 million. In two of the transactions, the Company assumed a total of $30.6 million in mortgage loans.


DEVELOPMENT

  During 1997, the Company, through the Operating Partnership, acquired interests in three development sites for $35.1 million consisting of $21.2 million cash and 450,000 Operating Partnership units valued at $13.9 million.

  During 1995, the Company completed construction on a 320-unit property for a total cost of approximately $23.9 million.


4.   INVESTMENT IN AND ADVANCES TO PROPERTY SERVICE BUSINESSES AND OTHER

  The Company uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses, which include Smith Realty Company ("SRC"), Consolidated Engineering Services, Inc. ("CES") and Smith Management Construction, Inc. ("SMC"). These companies provide services which include property management, leasing, engineering and technical, financing and property construction and renovation. Under the equity method, the Company's investment is adjusted for its proportionate share of earnings or losses of the Property Service Businesses and by dividends received. The Operating Partnership recognized its 99% interest in the earnings of each of the Property Service Businesses which aggregated $7.6 million, $7.8 million and $6.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Operating Partnership received distributions aggregating $8.9 million, $8.9 million and $8.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

   The Property Service Businesses provide services to the Company under one-year agreements which are automatically renewable. Such services are generally provided at cost (including a proportionate share of total overhead) except property management and leasing services which are provided at cost plus five percent. The Property Service Businesses also provide services to certain partnerships which own multifamily and commercial office properties and have Messrs. Smith and Kogod as the general partners ("Affiliates"). Such services are generally provided at cost (including overhead) plus a fee, except for certain engineering and technical services which are provided at cost and overhead.

   In November 1997, certain Affiliates combined into a single partnership, Charles E. Smith Commercial Realty L.P. ("CESCR"). In conjunction with the combination, CES and SMC each entered into eight-year agreements with CESCR to continue providing services under the same terms and conditions in place prior to the business combination. In addition, certain Financing Services personnel of SRC transferred to CESCR. SRC entered into agreements through December 31, 1998 to provide Financing Services for certain properties owned and certain properties to be acquired by CESCR. Services will be provided utilizing CESCR personnel on a negotiated cost basis. The Company will separately negotiate revenue and cost sharing agreements for Financing Services it may provide, if any, to properties managed but not owned by CESCR.

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

   Total fees and administrative services charged by the Property Service Businesses to the Operating Partnership and Affiliates follows (in thousands):

                                                        Year Ended December 31
                                                       -------------------------
                                                        1997     1996     1995
                                                       -------  -------  -------

Fees Charged by Property Services Businesses to:
-----------------------------------------------

Operating Partnership                                  $ 8,762  $ 7,969  $ 7,950
Affiliates                                              29,841   31,321   28,964

Costs of Administrative Services Charged by SRC to:
--------------------------------------------------

Operating Partnership                                    9,629    7,459    8,090
Affiliates                                               5,632    5,630    5,248


   The Operating Partnership had net working capital advances to the Property Service Businesses of $10.6 million and $3.9 million at December 31, 1997 and 1996, respectively, which are reflected in the investment balance.

   Combined summarized balance sheet information for the Property Service Businesses follows (in thousands):


                                 As of December 31,
                                 ------------------
                                   1997      1996
                                 --------  --------
     Assets/(1)/
       Accounts receivable        $27,827   $20,699
       Property, net                5,475     4,140
       Other, net                   3,091     2,951
                                  -------   -------
                                  $36,393   $27,790
                                  =======   =======
     Liabilities/(1)/
       Accounts payable           $17,422   $13,143
       Deferred revenue             5,120     3,758
       Due to related parties      11,529     7,130
       Other                        1,552     1,774
     Equity                           770     1,985
                                  -------   -------
                                  $36,393   $27,790
                                  =======   =======

  /(1)/ Balance sheets exclude $44.5 million of notes due to the Operating Partnership which, under the equity method, are eliminated for purposes of carry-over basis accounting.

Combined summarized income statement information for the Property Service Businesses follows (in thousands):



                                       Year Ended December 31,
                                    -----------------------------
                                     1997       1996       1995
                                    -------    -------    -------
 Revenues                           $72,277    $62,559    $58,777
 Operating expenses                 (62,976)   (53,245)   (49,925)
 Depreciation/amortization           (1,238)    (1,056)    (1,325)
 Other expense, net                    (447)      (391)      (647)
                                    -------    -------    -------
  Net income/(1)/                   $ 7,616    $ 7,867    $ 6,880
                                    =======    =======    =======

/(1)/ Represents 100% of the Property Service Businesses' net income, of which the Company's share was $7.6 million, $7.8 million and $6.9 million, respectively, for the years ended December 31, 1997, 1996 and 1995.

5.   DEFERRED CHARGES

 Deferred charges consist of the following as of December 31 (in thousands):


                                                      1997      1996
                                                    --------   -------

        Permanent loan fees                          $20,513   $19,917
        Retail lease acquisition costs                 4,170     3,693
        Acquisition/development costs and other        1,742     1,729
                                                     -------   -------
                                                      26,425    25,339
        Less: Accumulated amortization               (10,378)   (7,693)
                                                     -------   -------
                                                     $16,047   $17,646
                                                     =======   =======

  Amortization of permanent loan fees (which is charged to interest expense) was $2.3 million, $2.7 million and $2.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. Other amortization expense was $0.4 million, $0.2 million and $0.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.



6.   MORTGAGE LOANS

  The Operating Partnership, through its subsidiary financing partnerships, has mortgage loans consisting of the following as of December 31 (in thousands):

                                     1997      1996
                                   --------  --------
          Mortgage Pool One        $110,140  $110,140
          Mortgage Pool Two         125,214   125,214
          Mortgage Pool Three       117,000   117,000
          Mortgage Pool Four         31,095    31,095
          Acquisition Mortgages     116,986    33,359
                                   --------  --------
                                   $500,435  $416,808
                                   ========  ========

  These loans require monthly interest and, where applicable, principal payments and are collateralized by non-recourse first lien mortgages or deeds of trust on 35 of the 50 Properties, bear interest at a weighted-average interest rate of 7.86% and 8.01% as of December 31, 1997 and 1996, respectively, and have a weighted-average maturity of 6.8 years as of December 31, 1997.

MORTGAGE POOLS

  The loan for Mortgage Pool One bears interest at a fixed rate of 7.93% and is due June 30, 1999. The loan for Mortgage Pool Two bears interest at a fixed rate of 8.19% and is due June 30, 2001. Both loans are interest only and require the Company to establish escrows to fund capital improvements and repairs, and to maintain minimum cash balances for interest and ground rent payments. The loans for Mortgage Pools One and Two contain cross collateral and cross default provisions among the separate financing partnership borrowers within each pool.

  The loan for Mortgage Pool Three is interest only, at a fixed rate of 7.99% paid monthly, through June 30, 1999, at which time principal amortization begins using a 25-year amortization schedule with a balloon payment due June 30, 2009. The loan requires a capital and repair escrow. Certain Predecessor partners guarantee $42 million of the mortgage loan secured by Mortgage Pool Three.

  In September 1996, the outstanding loan balance of $40.6 million for Mortgage Pool Four was refinanced for a new loan amount of $41 million. The ground lessor (see Note 9) has been allocated $9.9 million of the refinanced loan for which the Operating Partnership is contingently liable. The remaining $31.1 million of debt is allocated to the Operating Partnership. The loan bears interest at a fixed rate of 8.24%, paid monthly through August, 2004, at which time principal amortization begins, using a 30-year amortization schedule with a final payment due August 1, 2009.

ACQUISITION MORTGAGES

  In 1995, the Company assumed $30.6 million in mortgage loans in connection with acquisitions. A $17.5 million mortgage loan was assumed with an interest rate of 170 basis points over the London Interbank Offer Rate (LIBOR) (7.665% as of December 31, 1997), due February 28, 1998. Approximately $9 million of principal was repaid in 1997. The Company plans to refinance the remaining balance in 1998. The Company also assumed a $13.1 million mortgage loan with a fixed interest rate of 7.5% with principal amortized over 25 years and a final payment due October 31, 2020.

  In 1996, the Company assumed a $3.3 million mortgage loan in connection with an acquisition. The loan has a fixed interest rate of 9.0% with principal amortized using a 29-year amortization schedule and a final payment due August 1, 1999.

  In 1997, the Company assumed four mortgage loans totaling $93.5 million in connection with acquisitions of operating properties. An assumed $33 million mortgage loan with a fixed interest rate of 9.9% was refinanced in November 1997 for $34 million. The interest rate is fixed at 6.86% with principal amortization using a 30-year amortization schedule, due November 1, 2009. A $46.0 million mortgage loan was assumed with a fixed interest rate of 7.158% with principal amortization using a 30-year amortization schedule, due January 1, 2006. An assumed $1.2 million mortgage loan with a fixed interest rate of 9.25% and fixed monthly principal payments, due March 30, 2005, was repaid in February 1998. Finally, the Company assumed a $13.3 million interest-only mortgage loan at LIBOR plus 110 basis points (7.08% as of December 31, 1997), due December 3, 1998. The Company plans to refinance this loan in 1998.



 The scheduled principal payments for all of the mortgage loans are as follows (in thousands):

 Year Ending
 December 31,
 ------------
     1998          $ 22,399
     1999           115,403
     2000             2,785
     2001           128,227
     2002             3,258
  Thereafter        228,363
                   --------
                   $500,435
                   ========



7.   LINES OF CREDIT AND CONSTRUCTION LOANS

  The Operating Partnership, has the following amounts due under lines of credit and construction loans as of December 31 (in thousands):

                                        1997      1996
                                      --------  --------

      $100 million  Line of Credit    $ 75,000  $ 82,050
      $83 million Line of Credit        30,000    30,000
      Construction Loans                 5,536    17,686
                                      --------  --------
                                      $110,536  $129,736
                                      ========  ========

  The Company has a $100 million revolving line of credit on which borrowings bear interest at a selected LIBOR rate plus 97.5 to 125 basis points based on the leverage ratio of the related collateral (6.979% at December 31, 1997). The line of credit matures on April 30, 2000. The Company pays a fee of .125% on the full amount available under the line of credit. Borrowings under the line of credit are collateralized by 7 of the 50 Properties. The line of credit agreement contains certain restrictive covenants, including maintenance of minimum net worth, debt to equity ratios and cash flow coverage requirements. The maximum amounts outstanding during 1997 and 1996 were $127.0 million and $112.1 million, respectively.

  The Company also has an $83 million acquisition credit facility which matures June 2004. The line of credit provides for an interest rate that is fixed at the time of each borrowing at 150 basis points over 10-year Treasury Bills and is cross-collateralized with Mortgage Pool Three (Note 6). Borrowings outstanding at December 31, 1997 bear interest at a weighted-average fixed rate of 7.27% and are collateralized by two Properties. The agreement contains certain restrictive covenants including a limit on debt to asset value and maintenance of debt service coverage ratios.

  In October 1997, the Company obtained a variable rate, unsecured construction loan of $46.3 million to finance the construction of an acquired development property. The loan is recourse to the Operating Partnership, bears interest at LIBOR plus 130 basis point (6.93% at December 31, 1997), and matures in October 2000. The loan balance at December 31, 1997 was $5.5 million.


8.   SHAREHOLDERS' EQUITY

  During the first quarter of 1997, the Company completed a follow-on equity offering and issued 3.1 million shares of common stock at $28.375 per share totaling $82.9 million, net of underwriting discount and other expenses totaling $5.2 million. Net proceeds were used to repay $72.1 million of notes payable and $9 million of mortgage debt and to fund property acquisitions.

  On May 15, 1997, the Company entered into an agreement with Security Capital Preferred Growth Inc. ("Security Capital") to sell 2.6 million shares of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Shares"), $0.01 par value (liquidation preference of $27.08 per share), at $27.08 per share for a total of $71.5 million. On June 30, 1997, the Company sold 0.7 million Series A Preferred Shares for proceeds of $19.8 million, net of $0.2 million in offering costs. On December 2, 1997, the Company sold 0.9 million of Series A Preferred Shares for proceeds of $24.7 million net of $0.3 million in offering costs. The remainder of the Series A Preferred Shares will be issued and sold in amounts determined by the Company on or before May 14, 1998.

  The Company amended the Articles of Incorporation to designate and establish the rights of the Series A Preferred Shares which include certain voting, dividend and liquidation preferences over the common shareholders.

  Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable quarterly at the greater of the rate declared on the common shares or the annual rate of $2.02 per share. The Series A Preferred Shares are not redeemable prior to May 15, 2003. On or after May 15, 2003, the Company, at its option, may redeem the Series A Preferred Shares for cash at a redemption price of $27.08 per share, plus accrued and unpaid dividends. Under certain circumstances, the Company may elect to make such redemption with common stock at the then market price of the common stock. On or after January 31, 1999, Security Capital may convert the Series A Preferred Shares into shares of common stock on a one-for-one basis subject to certain limitations. Prior to January 31, 1999, the Series A Preferred Shares will not be convertible unless the Company undergoes a change in control, as defined by the agreement, or fails to qualify as a REIT for tax purposes.

  On October 3,1997, the Company sold 1.45 million shares of common stock and
1.22 million shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares"), $0.01 par value, to the Prudential Insurance Company of America ("Prudential") for approximately $76 million in connection with a property acquisition.

  The Company amended the Articles Of Incorporation to designate and establish the rights and privileges of the Series B Preferred Shares which include certain voting, dividend and liquidation preferences over the common shareholders. The Series B Preferred Shares have a liquidation preference of $28.50 per share. Dividends are cumulative and are payable quarterly at the greater of the rate declared on the shares of common stock of the Company or the annual rate of $2.02 per share. Prudential may convert the Series B Preferred Shares into shares of common stock on a one-for-one basis, subject to certain adjustments and limitations related to its ownership of common stock of the Company. The Company may redeem Series B Preferred Shares at any time for common shares, plus accrued and unpaid dividends.

  Operating Partnership units held by the Minority Interest may be redeemed at the Unitholders' sole discretion. At the option of the Company, such redemption may be made for cash at the then fair value of the Company's stock, or for shares of common stock of the Company on a one-for-one basis which does not have a dilutive effect. During 1997 and 1996, approximately 0.4 million and 0.3 million units, respectively, were redeemed for shares of common stock. Operating Partnership units held by the Minority Interest as of December 31, 1997 and 1996 were 14.2 million and 12.0 million, respectively.

  As of December 31, 1997, approximately 18.7 million shares of the Company's authorized common stock had been reserved for redemption of Operating Partnership units and 1.0 million shares were reserved under the Company's Dividend and Distribution Investment and Share Purchase Plan, respectively.


9.   COMMITMENTS AND CONTINGENCIES

LAND LEASES

  Nine of the Properties have ground leases expiring at various dates between December 2032 and July, 2064. Generally, each ground lease provides for a nominal annual rental and an additional rental calculated from the results of Property operations after capital expenditures.

  The base rental expense to the Company under the ground leases was $0.5 million for each of the years ended December 31, 1997, 1996 and 1995. The additional rental expense to the

Company under the ground leases was $3.2 million, $2.6 million and $1.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. At the expiration of the ground leases, the land and all of the improvements thereon will revert to the land owner. In most cases, the leases are subordinated to the mortgage debt on the related rental property.

  The future nominal base annual rentals as of December 31, 1997 for the ground leases are as follows (in thousands):

 Year Ending
 December 31,
 ------------
     1998           $   491
     1999               491
     2000               491
     2001               491
     2002               491
  Thereafter         21,799
                    -------
                    $24,254
                    =======

NET PROFITS INTEREST

  An unaffiliated third party has a 5.1% interest in the net profits of one of the Properties acquired in 1997. Net profit is calculated based on the results of Property operations less capital expenditures.

LITIGATION

  The Company and/or the Property Service Businesses are presently subject to legal actions or claims for damages that arise in the ordinary course of business. In the opinion of management and counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


BUILDING EMPLOYEES RETIREMENT PLAN

  Substantially all of the personnel employed at the Properties are eligible and participate in the Charles E. Smith Building Employees Retirement Plan, a defined contribution plan (the "Plan"). These personnel are employed by Smith Employment Services, L.P. ("Employment Services"), a limited partnership owned by the Operating Partnership, which is the primary employer in the Plan. Employment Services is required to contribute 4% of employee-qualified earnings. The total contributions were $ 0.4 million in 1997, and $ 0.3 million in 1996 and 1995. Employees of the Property Service Businesses are covered by a separate defined contribution tax-qualified retirement savings plan.

10.  RELATED-PARTY TRANSACTIONS

  The Company conducts business with entities in which Messrs. Smith and Kogod exercise control. In each case, the Company's Board of Directors reviews the transaction and obtains, as required, independent assurance as to the arms-length nature of the terms. The following is a description of these transactions.

 . In connection with the development of the Westerly at Worldgate apartments, the Operating Partnership purchased the land in 1994 for $4.7 million from an affiliate controlled by Messrs. Smith and Kogod. Also, a contract was executed with an entity controlled by Messrs. Smith and Kogod to manage the construction of the apartments at a fee of 4% of hard construction costs. Construction management fees were $0.5 million for the year ended December 31, 1995 and $0.2 million for the period from June 30, 1994 to December 31, 1994. The project was completed in December 1995.

 . For the years ended December 31, 1997, 1996 and 1995, the Company paid approximately $0.7 million, $0.7 million and $0.3 million, respectively, in payroll reimbursements to an entity controlled by Messrs. Smith and Kogod for efforts on development properties and potential development sites.

 . In February 1997, the Company purchased two multifamily properties (Crystal
  Plaza and Crystal Towers) totaling $112.8 million from partnerships in which Messrs. Smith and Kogod had ownership interests.

 . In connection with the development of Springfield Station, a contract was executed with an entity controlled by Messrs. Smith and Kogod to manage the construction of the apartments at a fee of 4% of hard construction costs. Construction management fees were $0.4 million for the year ended December 31, 1997.

 . Prior to December 1997, the two retail properties leased health club facilities to entities controlled by Messrs. Smith and Kogod. Rental income earned under these leases approximated $5.0 million, $5.0 million and $4.8 million for the years ended December 31, 1997, 1996 and 1995. In December 1997, the health clubs were sold. In conjunction with that sale, the Company agreed to restructure the leases by reducing base rent on the Worldgate lease and extending the terms of both leases for ten years, through 2025, in exchange for a $2.3 million cash payment which will be amortized over the lives of the revised leases. The Company used the funds to retire 65,000 Operating Partnership units.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

  Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Operating Partnership for mortgages with similar terms and remaining maturities, the fair value of mortgages payable was approximately $527 million and $427 million at December 31, 1997 and 1996, respectively. The fair values of lines of credit and construction loans approximate the carrying values.

12. EARNINGS PER SHARE

  For the year ended December 31, 1997, basic and diluted earnings per common share is computed based on 13.2 million weighted average shares outstanding during the year and 13.4 million weighted average shares outstanding during the year adjusted for the assumed conversion of dilutive securities, respectively. For the years ended December 31, 1996 and 1995, weighted average shares outstanding were 9.9 million and 9.3 million, respectively, for both basic and diluted earnings per common share. The per-share impact in 1997 of the extraordinary item was immaterial.

  Weighted average Operating Partnership units not held by the Company were 13.5 million, 12 million and 12.3 million units for the years ended December 31, 1997, 1996 and 1995, respectively.

  A reconciliation of income (before extraordinary item) and shares used to calculate basic and diluted earnings per share for 1997 follows (dilutive securities had no effect on earnings in 1996 and 1995):

                                                          Weighted      Per-Share
                                              Income    Average Shares   Amount
                                             ---------  ---------------  -------
                                              (000's)       (000's)

Income before extraordinary item             $ 52,297
Minority Interest                             (25,661)
Less: Preferred Stock dividends                (1,881)
                                             --------

Earnings per share - Basic
   Income attributable to common
   shareholders before extraordinary item    $ 24,755           13,218    $1.87

Effect of Dilutive Securities
    Options /(1)/                                 150              161     (.01)
                                             --------   --------------   ------

Earnings per share - Diluted                 $ 24,905           13,379    $1.86
                                             ========   ==============   ======

/(1)/Adjustment to numerator reflects change in the Minority Interest share of income based on ownership calculation including common stock equivalents.

   Options to purchase 798,500 shares of common stock at $35 per share were not included in the computation of diluted earnings per share because the options' exercise price was higher than the average price of the common shares. All convertible preferred shares were also excluded from the calculation of diluted earnings per share since the preferred dividends paid per share exceeded basic earnings per share.

13. INCENTIVE PLANS

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based on the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Company's net income would have been reduced by approximately $65,000 (less than $0.01 per basic and diluted common share) for the year ended December 31, 1997 and $8,000 for the year ended December 31, 1996. The fair value of options granted during 1997 and 1996 is estimated at approximately $2,111,000 and $23,000, respectively, based on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for 1997 and 1996, respectively: dividend yield of 6.8% and 8.3%, volatility of 14% and 9%, risk-free interest rate of 5.7% and 6.3% and an expected life of 3 years and 7 years.

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


                                           Weighted Average        Options
                               Number       Exercise Price     Exercisable/(1)/
                             ----------    ----------------    ----------------
 Shares under option,
  December 31, 1994             895,000       $       24             20,000

 Options granted                      -                -
 Options canceled                     -                -
                              ---------

 Shares under option,
  December 31, 1995             895,000               24            199,000

 Options granted                 40,000               24
 Options canceled              (100,000)              24
                              ---------

 Shares under option,
  December 31, 1996             835,000               24            351,000

 Options granted                918,000               34
 Options canceled               (12,000)              24
 Options exercised              (25,000)              24
                              ---------

 Shares under option,
  December 31, 1997           1,716,000       $       29/(2)/       677,000
                              =========

/(1)/  Weighted average exercise price is $24
/(2)/  Range of exercise prices is $24-$35

  The exercise price of options granted under the plans may not be less than the fair market value of the common stock on the date of grant. Payment for shares and/or units granted under the plans may be made either in cash, or, if permitted by the option agreement, by exchanging shares of common stock of the Company having a fair market value equal to the option exercise price. The weighted average remaining contractual life of options outstanding as of December 31, 1997 was 8.4 years.

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

RESTRICTED STOCK AND UNIT PLAN

  The Company maintains a restricted stock and unit plan for executive officers and other key employees of the Company, the Operating Partnership and the Property Service Businesses. Messrs. Smith and Kogod are not eligible to participate under the plan. A maximum of 300,000 shares of common stock and/or units may be issued under the plan. Restricted shares and/or units that have not vested at the time of an employee's termination of employment with the Company will be forfeited, except where such termination occurs by reason of death or disability. Any restricted shares and/or units forfeited pursuant to the vesting provisions of the plan will again be available for award under the plan. In July 1994, 95,000 restricted units were awarded to certain executive officers and key employees. These grants vest in four equal annual installments beginning on the first anniversary of the date of grant, subject to acceleration of vesting upon a change of control of the Company. During 1997, 24,000 grants were awarded and 20,700 units vested. During 1996, 7,500 grants were canceled and 23,750 units vested. No grants were canceled and 23,750 units vested in 1995. For the years ended December 31, 1997, 1996 and 1995, compensation expense relating to the plan was $0.6 million, $0.5 million and $0.6 million, respectively, based on the market value of the Company's stock at the date of grant.

14. SUPPLEMENTAL CASH FLOW DATA

  Information on non-cash investing and financing activities and cash interest paid is as follows (in thousands):

                                        Year Ended December 31,
                                       -------------------------
                                         1997    1996     1995
                                       -------  -------  -------
Cash paid during the period
 for interest                          $44,420  $41,078  $35,376
Capitalized interest                     1,306       60      675
Purchase of properties
 for Operating Partnership units        75,019    2,403   15,491
Assumption of debt on acquisitions      93,474    3,260   30,618


15. SUBSEQUENT EVENTS (UNAUDITED)

  In January 1998, the Company completed the acquisition of two multifamily properties in northwest Washington, D.C. totaling 287 apartment units. The total cost of approximately $12.1 million was comprised of $3.3 million cash and 254,000 Operating Partnership units valued at approximately $8.8 million. One of the properties was an Affiliate in which the Company previously owned a 20% interest. Both properties were previously managed by the Company.

  In January 1998, the Company finalized a contract to purchase a 299-unit multifamily property located in the Crystal City submarket of Arlington, Virginia. The acquisition is expected to close during the second quarter of 1998. The purchase price of $39 million is expected to be funded from the line of credit.

  In January 1998, the Company sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares"), $0.01 par value, for $48.9 million, net of offering costs of $1.1 million. The Company amended the Articles of Incorporation to designate and establish the rights and privileges of the Series C Preferred Shareholders which include certain voting, dividend and liquidation preferences over the common shareholders. The Series C Preferred Shares have a liquidation preference of $100,000 per share and an initial annual dividend rate of $7,910 per share. If the securities receive an investment grade rating, the dividend rate will decrease by $250 per share. Dividends are cumulative and are payable quarterly. The Company may redeem Series C Preferred Shares after February 1, 2028, at the liquidation price plus accrued dividends.

  In February 1998, the Company terminated its existing $100 million line of credit and entered into a new $250 million, unsecured line of credit with PNC Bank, Nations Bank, and U. S. Bank which matures in March 2001. Draws upon the new line are subject to certain unencumbered asset requirements and bear interest at a selected LIBOR rate plus 75 to 110 basis points based on the leverage ratio of the Company. If the Company receives an investment grade rating, the interest rate will decrease to 60 to 90 basis points over LIBOR based on the rating. The Company repaid the balance outstanding under the $100 million line and recognized an extraordinary loss of $0.3 million related to the extinguishment of such debt.

  In March 1998, the Company sold a 227-unit multifamily property located in southeast Washington, D.C. for $4.4 million. The Company recognized a gain on the sale of $3.2 million.

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Quarterly financial information for 1997 and 1996 is as follows (in thousands except per share data):

                                                            Three Months Ended
                                           -------------------------------------------------------
                                           March 31,   June 30,    September 30,      December 31,
                                           ----------  ---------  ---------------    -------------
                                              1997       1997          1997             1997
                                           ----------  ---------  ---------------    -------------
Revenues                                    $ 45,007   $ 49,784    $      51,065        $   55,311
Operating expenses
  (including depreciation)                   (24,202)   (25,708)         (26,688)          (27,895)
Equity in income of Property
  Service Businesses                             809        896            1,931             3,961
Interest expense                             (11,427)   (11,256)         (10,981)          (11,747)
Corporate general and
  administrative expenses                     (1,391)    (1,648)          (1,544)           (1,980)
                                           ----------  ---------  ---------------    -------------
Income before extraordinary item               8,796     12,068           13,783            17,650
Extraordinary item -
 Loss on extinguishment of debt                    -          -                -               (87)
                                           ----------  ---------  ---------------    -------------
Net income of the Operating Partnership        8,796     12,068           13,783            17,563
Minority Interest                             (4,613)    (6,098)          (6,724)           (8,182)
                                           ----------  ---------  ---------------    -------------
Net income                                     4,183      5,970            7,059             9,381
Less income attributable to:
  Series A Preferred stock                         -          -             (384)             (864)
  Series B Preferred stock                         -          -                -              (633)
                                           ----------  ---------  ---------------    -------------
Net income attributable to
  common shares                             $  4,183   $  5,970         $  6,675          $  7,884
                                           ==========  =========  ===============    =============
Earnings per common share-basic             $   0.37   $   0.45            $0.50             $0.54
                                           ==========  =========  ===============    =============
Earnings per common share-diluted           $   0.36   $   0.45            $0.49             $0.54
                                           ==========  =========  ===============    =============

                                                             Three Months Ended
                                           -------------------------------------------------------
                                           March 31,   June 30,    September 30,     December 31,
                                           ----------  ---------  ---------------    -------------
                                              1996       1996         1996              1996
                                           ----------  ---------  ---------------    -------------

Revenues                                    $ 39,106   $ 40,334    $      42,349          $ 43,199
Operating expenses
   (including depreciation)                  (22,260)   (21,508)         (22,912)          (22,476)
-Equity in income of Property
   Service Businesses                          1,548      1,444            1,797             3,057
 Interest expense                            (10,411)   (10,631)         (11,206)          (11,358)
Corporate general and
 administrative
   expenses                                   (1,287)    (1,343)          (1,237)           (1,388)
                                           ----------  ---------  ---------------    -------------
 Income before Minority Interest               6,696      8,296            8,791            11,034
 Minority Interest                            (3,687)    (4,542)          (4,818)           (6,015)
 Distributions in Excess of
  Earnings
 Allocated to Minority Interest               (2,268)    (1,364)          (1,094)              (52)
                                           ----------  ---------  ---------------    -------------
 Net income                                $     741   $  2,390    $       2,879          $  4,967
                                           ==========  =========  ===============    =============
Earnings per common share-basic            $    0.08   $   0.24    $        0.29     $        0.50
                                           ==========  =========  ===============    =============
Earnings per common share-diluted          $    0.08   $   0.24    $        0.29     $        0.49
                                           ==========  =========  ===============    =============

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                               Capitalized Costs Before
                                                                                             Accumulated Depreciation at
                                                 Initial Cost                Costs                December 31, 1997
                         Encumbrances/     --------------------------     Capitalized      --------------------------------
                          Collateral                     Building and    Subsequent To                       Building and
Properties                 Pools (1)           Land      Improvements     Acquisition         Land           Improvements
---------------------------------------------------------------------------------------------------------------------------
Operating Properties:
Albemarle                     LOC              $    418             -         $  4,803             $    418      $  4,803
Bedford Village               Two                 1,062             -           13,475                1,062        13,475
Bennington                 $12,666                6,922        22,645              318                6,922        22,963
Berkeley                     Three                  108             -            2,012                  108         2,012
Boulevard of Old Town         LOC                 2,653         4,269            3,238                2,653         7,507
Calvert-Woodley              Three                  172             -            2,574                  172         2,574
Car Barn                      Two                 3,576             -           13,723                3,576        13,723
Charter Oaks                  LOC                 4,387        10,280              466                4,387        10,746
Cleveland House              Three                  325             -            4,554                  325         4,554
Columbia Crossing            Three                4,701             -           18,421                4,701        18,421
Columbian-Stratford           One                   242             -            4,564                  242         4,564
2000 Commonwealth (2)      $13,310                3,827        23,692                2                3,827        23,694
Concord Village               Two                     -             -            8,926                    -         8,926
Connecticut Heights        $ 8,053                6,956        18,695              994                6,956        19,689
Corcoran House                One                   230             -            2,167                  230         2,167
Courthouse Plaza             Three                    -             -           44,200                    -        44,200
Crystal House I               One                     -             -           10,979                    -        10,979
Crystal House II              One                     -             -            9,376                    -         9,376
Crystal Place                 Two                 1,245             -           18,709                1,245        18,709
Crystal Plaza (2)          $33,971                7,710        35,355              338                7,710        35,693
Crystal Square                Two                     -             -           14,725                    -        14,725
Crystal Towers (2)         $44,610               12,607        57,189              973               12,607        58,162
1841 Columbia Road         $ 3,211                3,611         1,873              350                3,611         2,223
Executive Central             Two                   262             -           13,136                  262        13,136
Executive North               One                   245             -              235                  245           235
Executive South               Two                   303             -              547                  303           547
Fort Chaplin                  Two                    97             -            7,948                   97         7,948
Gateway Place                Three                1,660             -           17,673                1,660        17,673
Kenmore (2)                $ 1,165                4,456        11,833               84                4,456        11,917
Lincoln Towers (2)              -                12,471        76,442               13               12,471        76,455
Manor                         LOC                 5,809        14,807              924                5,809        15,731
Marbury Plaza                 One                     -             -           10,256                    -        10,256
Newport Village            Two/Three                281             -           16,303                  281        16,303
Oakwood                       LOC                 3,819        12,551              282                3,819        12,833
One East Delaware (2)           -                 6,800        36,271               12                6,800        36,283
Orleans Village               Two                   700             -           13,870                  700        13,870
Oxford Manor                  One                   290             -            3,208                  290         3,208
Patriot Village            $31,095                    -             -           28,677                    -        28,677
Potomac View                  LOC                 2,520         6,393              625                2,520         7,018
Skyline Mall                 Three                  482             -           14,568                  482        14,568
Skyline Towers                One                   360             -           25,939                  360        25,939
Statesman                     One                   600             -            4,323                  600         4,323
Suburban Tower                LOC                 1,815         5,239             (211)               1,815         5,028
2501 Porter Street           Three                1,126             -           18,345                1,126        18,345
Van Ness                      LOC                12,699        29,973              280               12,699        30,253
Water Park Towers             One                 2,500             -           41,789                2,500        41,789
Westerly                        -                 4,700        19,244              267                4,700        19,511
Windsor Towers                One                   362             -            5,725                  362         5,725
Worldgate Centre              LOC                 4,105             -           40,746                4,105        40,746
Development Properties:
Courthouse Place           $ 5,536                7,130        16,343                -                7,130        16,343
One Superior Place              -                 8,471         2,337                -                8,471         2,337
Springfield Station             -                 9,100         9,712                -                9,100         9,712
                       ----------------------------------------------------------------------------------------------------
                                               $153,915      $415,143         $445,451             $153,915      $860,594
                       ====================================================================================================

                                                       Accumulated        Net            Date of            Date      Depreciable
Properties                           Total             Depreciation     Property       Construction       Acquired       Lives
----------------------------------------------------------------------------------------------------------------------------------
Operating Properties:
Albemarle                          $    5,221             $  (3,484)    $  1,737                  1966           -    5 - 40 years
Bedford Village                        14,537                (8,583)       5,954                  1967           -    5 - 40 years
Bennington                             29,885                (1,289)      28,596                     -        1995    5 - 40 years
Berkeley                                2,120                (1,550)         570                  1961           -    5 - 40 years
Boulevard of Old Town                  10,160                  (397)       9,763                     -        1995    5 - 40 years
Calvert-Woodley                         2,746                (1,858)         888                  1962           -    5 - 40 years
Car Barn                               17,299                (5,165)      12,134             1982/1986           -    5 - 40 years
Charter Oaks                           15,133                  (516)      14,617                  1970        1996    5 - 40 years
Cleveland House                         4,879                (3,000)       1,879                  1962           -    5 - 40 years
Columbia Crossing                      23,122                (4,279)      18,843             1990/1991           -    5 - 40 years
Columbian-Stratford                     4,806                (3,331)       1,475                  1959           -    5 - 40 years
2000 Commonwealth (2)                  27,521                  (123)      27,398                     -        1997    5 - 40 years
Concord Village                         8,926                (5,749)       3,177                  1967           -    5 - 40 years
Connecticut Heights                    26,645                (1,235)      25,410                     -        1995    5 - 40 years
Corcoran House                          2,397                (1,616)         781                  1961           -    5 - 40 years
Courthouse Plaza                       44,200               (11,126)      33,074             1988/1990           -    5 - 40 years
Crystal House I                        10,979                (6,284)       4,695                  1969           -    5 - 40 years
Crystal House II                        9,376                (6,188)       3,188                  1964           -    5 - 40 years
Crystal Place                          19,954                (6,508)      13,446                  1986           -    5 - 40 years
Crystal Plaza (2)                      43,403                  (777)      42,626                     -        1997    5 - 40 years
Crystal Square                         14,725                (8,237)       6,488                  1975           -    5 - 40 years
Crystal Towers (2)                     70,769                (1,259)      69,510                     -        1997    5 - 40 years
1841 Columbia Road                      5,834                   (68)       5,766                  1923        1996    5 - 40 years
Executive Central                      13,398               (10,308)       3,090                  1960           -    5 - 40 years
Executive North                           480                  (302)         178                  1960           -    5 - 40 years
Executive South                           850                  (359)         491                  1960           -    5 - 40 years
Fort Chaplin                            8,045                (6,086)       1,959                  1963           -    5 - 40 years
Gateway Place                          19,333                (5,176)      14,157                  1987           -    5 - 40 years
Kenmore (2)                            16,373                  (236)      16,137                     -        1997    5 - 40 years
Lincoln Towers (2)                     88,926                  (399)      88,527                     -        1997    5 - 40 years
Manor                                  21,540                (1,389)      20,151                     -        1994    5 - 40 years
Marbury Plaza                          10,256                (7,499)       2,757                  1966           -    5 - 40 years
Newport Village                        16,584                (9,325)       7,259                  1971           -    5 - 40 years
Oakwood                                16,652                  (656)      15,996                     -        1995    5 - 40 years
One East Delaware (2)                  43,083                  (186)      42,897                     -        1997    5 - 40 years
Orleans Village                        14,570                (9,259)       5,311             1965/1966           -    5 - 40 years
Oxford Manor                            3,498                (2,278)       1,220                  1967           -    5 - 40 years
Patriot Village                        28,677               (15,019)      13,658        1973/1975/1977           -    5 - 40 years
Potomac View                            9,538                  (617)       8,921                     -        1994    5 - 40 years
Skyline Mall                           15,050                (7,848)       7,202                  1977           -    5 - 40 years
Skyline Towers                         26,299               (15,795)      10,504                  1972           -    5 - 40 years
Statesman                               4,923                (3,527)       1,396                  1961           -    5 - 40 years
Suburban Tower                          6,843                  (380)       6,463                     -        1995    5 - 40 years
2501 Porter Street                     19,471                (4,982)      14,489             1987/1988           -    5 - 40 years
Van Ness                               42,952                  (320)      42,632                  1970        1996    5 - 40 years
Water Park Towers                      44,289               (10,299)      33,990                  1989           -    5 - 40 years
Westerly                               24,211                (1,113)      23,098                  1995           -    5 - 40 years
Windsor Towers                          6,087                (4,059)       2,028                  1965           -    5 - 40 years
Worldgate Centre                       44,851               (10,147)      34,704                  1990           -    5 - 40 years
Development Properties:
Courthouse Place                       23,473                     -       23,473    Under construction           -        N/A
One Superior Place                     10,808                     -       10,808    Under construction           -        N/A
Springfield Station                    18,812                     -       18,812    Under construction           -        N/A
                                  ------------------------------------------------
                                   $1,014,509             $(210,186)    $804,323
                                  ================================================

(1) Encumbrances include $352.4 million of mortgage loans collateralized by three separate pools, and approximately $105 million drawn on the Company's lines of credit ("LOC") collateralized by the properties noted. As of December 31, 1997, the mortgage loan balances relating to Mortgage Pool One ("One"), Mortgage Pool Two ("Two"), and Mortgage Pool Three ("Three") are $110,140, $125,214, and $117,000 respectively.

(2) 2000 Commonwealth was acquired in exchange for Operating Partnership units valued at $13,940 and the assumption of an existing mortgage of approximately $13,310. Crystal Plaza was acquired in exchange for Operating Partnership units valued at $8,725 and the assumption of an existing mortgage of approximately $33,000. Crystal Towers was acquired in exchange for Operating Partnership units valued at $23,939 and the assumption of an existing mortgage of approximately $46,002. The Kenmore Apartments was acquired in exchange for Operating Partnership units valued at $14,465 and the assumption of an existing mortgage of approximately $1,172. Lincoln Towers was acquired by sale of stock of approximately $76,000 and a draw on the LOC of approximately $10,897. One East Delaware was acquired with a draw on the LOC of approximately $42,500.

  The aggregate cost for Federal income tax purposes of the Company's investment in real estate was approximately $895.6 million and $652.4 million at December 31, 1997 and 1996, respectively. The changes in total real estate and accumulated depreciation for the three years ended December 31 are as follows (in thousands):

                                    Total Real Estate Assets
                               -----------------------------------
                                  1997         1996        1995
                               -----------  ----------  ----------

BALANCE, beginning of year      $  660,000   $587,114    $471,920
 Acquisitions                      288,605     65,836     110,487
 Development                        53,093          -           -
 Improvements                       12,811      7,425       4,709
 Retirements and write-offs              -       (375)         (2)
                                ----------   --------    --------
BALANCE, end of year            $1,014,509   $660,000    $587,114
                                ==========   ========    ========


                                    Accumulated Depreciation
                                ---------------------------------
                                   1997        1996        1995
                                ----------   --------    --------

BALANCE, beginning of year      $  189,907   $172,624    $156,707
 Depreciation expense               20,279     17,658      15,917
 Retirements and write-offs              -       (375)          -
                                ----------   --------    --------
BALANCE, end of year            $  210,186   $189,907    $172,624
                                ==========   ========    ========


                                 EXHIBIT INDEX

  ITEM                                DOCUMENT                                   PAGE
--------  ---------------------------------------------------------------------  ----
  **2.1   Third Party Management and Leasing, Hotel Asset Management                -
          and Corporate Services Business Transfer Agreement by and
          between Charles E. Smith Residential Realty, Inc. and Smith
          Property Management, Inc.

  **2.2   REIT Properties Management and Leasing Business Transfer                  -
          Agreement by and between Charles E. Smith Management, Inc.
          and Charles E. Smith Residential Realty L.P.

  **2.3   Assignment by Robert H. Smith, Clarice R. Smith, Robert P.                -
          Kogod and Arlene R. Kogod to Charles E. Smith Management,
          Inc. of 99% of all Partnership Interests of Residential Associates
          Limited Partnership

  **2.4   Assignment and Assumption Agreement by Residential                        -
          Associates Limited Partnership and Charles E. Smith Residential
          Realty L.P.

  **2.5   Debt Assumption Agreement and Accord and Satisfaction of                  -
          Debt by Charles E. Smith Management, Inc. and Charles E.
          Smith Residential Realty L.P.

  **2.6   Debt Contribution Agreement between Charles E. Smith                      -
          Management, Inc. and Charles E. Smith Residential Realty L.P.
          (the "Operating Partnership")

   *3.1   Amended and Restated Articles of Incorporation of Charles E.              -
          Smith Residential Realty, Inc. (the "Company")

  ITEM                                DOCUMENT                                   PAGE
--------  ---------------------------------------------------------------------  ----
    3.2   Amended and Restated Bylaws of the Company (Incorporated by               -
          reference to the same titled and numbered exhibit in the
          Company's Registration Statement on Form S-3 (File
          No. 33-93986)

    3.3   Articles Supplementary to Amended and Restated Articles of                -
          Incorporation of the Company (Incorporated by reference to
          Exhibit No. 3.1 of Company's Quarterly Report on Form 10-Q for
          the Quarter Ended June 30, 1997)

    3.4   Articles Supplementary of the Company for Classifying and                 -
          Designating Series B Cumulative Convertible Redeemable
          Preferred Stock   (Incorporated by reference to Exhibit No. 4.1 of
          the Company's Report on Form 8-K dated October 3, 1997 and filed October 20, 1997)

    3.5   Certificate of Correction relating to Articles Supplementary for          -
          Series B Cumulative Convertible Redeemable Preferred Stock
          (Incorporated by reference to Exhibit No. 4.2 of the Company's
          Report on Form 8-K dated October 3, 1997 and filed October 20,
          1997)

    3.6   Articles Supplementary for Series C Cumulative Redeemable                 -
          Preferred Stock (Incorporated by reference to Exhibit No. 3.5 in the Company's Registration Statement on Form S-3, File
          No. 333-17053)

  **4.1   First Amended and Restated Agreement of Limited Partnership of            -
          the Operating Partnership, as amended

  **4.2   Certificate of Limited Partnership of the Operating Partnership           -

    4.3   Ninth Amendment to Amended and Restated Agreement of                      -
          Limited Partnership of the Operating Partnership (Incorporated
          by reference to Exhibit No. 4.1 of the Company's Quarterly
          Report on Form 10-Q for the Quarter Ended June 30, 1997)

    4.4   Tenth Amendment to Amended and Restated Agreement of                    E-1
          Limited Partnership of the Operating Partnership

 **10.1   Noncompetition Agreement by and among the Company, the                    -
          Operating Partnership and Robert P. Kogod and Robert H. Smith

 **10.2   Registration Rights and Lock-up Agreement                                 -

  ITEM                                DOCUMENT                                   PAGE
--------  ---------------------------------------------------------------------  ----
 **10.3   Pledge Agreement                                                          -

 **10.4   First Amended and Restated 1994 Employee Stock and Unit                   -
          Option Plan

 **10.5   First Amended and Restated 1994 Employee Restricted Stock                 -
          and Restricted Unit Plan

 **10.6   Non-Employee Directors Stock Option Plan                                  -

 **10.7   Subscription Agreement                                                    -

 **10.8   Voting Stock Partnership Agreement for Smith Property                     -
          Management Partnership

 **10.9   Voting Stock Partnership Agreement for Smith Management                   -
          Construction Partnership

 **10.10  Voting Stock Partnership Agreement for Consolidated                       -
          Engineering Services Partnership

 **10.11  Amended and Restated Articles of Incorporation of Smith Realty            -
          Company

  *10.12  By-Laws of Smith Property Management, Inc.                                -

  *10.13  Articles of Incorporation of Smith Management                             -
          Construction, Inc.

  *10.14  By-Laws of Smith Management Construction, Inc.                            -

  *10.15  Articles of Incorporation of Consolidated Engineering                     -
          Services, Inc.

  *10.16  By-Laws of Consolidated Engineering Services, Inc.                        -

  *10.17  Certificate of Incorporation of Smith One, Inc.                           -

  *10.18  By-Laws of Smith One, Inc.                                                -

 **10.19  Agreement of Limited Partnership of Smith Property Holdings               -
          One L.P.

 **10.20  Agreement of Limited Partnership of Smith Property Holdings               -
          One (D.C.) L.P.

  *10.21  Certificate of Incorporation of Smith Two, Inc.                           -

  *10.22  By-Laws of Smith Two, Inc.                                                -

 **10.23  Agreement of Limited Partnership of Smith Property Holdings               -
          Two L.P.

  ITEM                                DOCUMENT                                   PAGE
--------  ---------------------------------------------------------------------  ----
 **10.24  Agreement of Limited Partnership of Smith Property Holdings               -
          Two (D.C.) L.P.

  *10.25  Certificate of Incorporation of Smith Three, Inc.                         -

  *10.26  By-Laws of Smith Three, Inc.                                              -

 **10.27  Agreement of limited Partnership of Smith Property Holdings               -
          Three L.P.

 **10.28  Agreement of Limited Partnership of Smith Property Holdings               -
          Three (D.C.) L.P.

  *10.29  Certificate of Incorporation of Smith Four, Inc.                          -

  *10.30  By-Laws of Smith Four, Inc.                                               -

 **10.31  Agreement of Limited Partnership of Smith Property Holding                -
          Four L.P.

 **10.32  Amended and Restated Certificate of Incorporation of Smith                -
          Five, Inc.

  *10.33  By-Laws of Smith Five, Inc.                                               -

 **10.34  Agreement of Limited Partnership of Smith Property Holdings               -
          Five (D.C.) L.P.

 **10.35  License Agreement between Charles E. Smith Management, Inc.               -
          and the Company

 **10.36  License Agreement between Charles E. Smith Management, Inc.               -
          and the Operating Partnership

   10.37  Agreement of Limited Partnership of Smith Property Holdings               -
          Five L.P. (Incorporated by reference to Exhibit No. 10.1 of the
          Company's Quarterly Report on Form 10-Q for the Quarter Ended
          September 30, 1994)

 **10.38  Certificate of Limited Partnership of Smith Property Holdings             -
          Five L.P.

***10.39  Amended and Restated Credit Agreement by and between the                  -
          Operating Partnership and PNC Bank, National Association, et al.

  ITEM                                DOCUMENT                                   PAGE
--------  ---------------------------------------------------------------------  ----
   10.40  Deed of Trust and Security Agreement between Smith Property               -
          Holdings Three L.P. ("Smith Three") and The Northwestern
          Mutual Life Insurance Company ("Northwestern") (Incorporated
          by reference to Exhibit No. 10.2 of the Company's Quarterly
          Report on Form 10-Q for the Quarter Ended June 30, 1994)

   10.41  Guarantee of Recourse Obligations by Smith Three and the                  -
          Operating Partnership (Incorporated by reference to Exhibit No.
          10.3 of the Company's Quarterly Report on Form 10-Q for the
          Quarter Ended June 30, 1994)

   10.42  Absolute Assignment of Leases and Rents between Smith Three               -
          and Northwestern (Incorporated by reference to Exhibit No. 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter
          Ended June 30, 1994)

   10.43  Promissory Note of Smith Three to Northwestern (Incorporated              -
          by reference to Exhibit No. 10.5 of the Company's Quarterly
          Report on Form 10-Q for the Quarter Ended June 30, 1994)

   10.44  Purchase Money Deed of Trust and Security Agreement between               -
          Smith Property Holdings Three (D.C.) L.P. ("Smith Three D.C.")
          and Northwestern (Incorporated by reference to Exhibit No. 10.6 of the Company's Quarterly Report on Form 10-Q for the Quarter
          Ended June 30, 1994)

   10.45  Guarantee of Recourse Obligations by Smith Three D.C. and the             -
          Operating Partnership (Incorporated by reference to Exhibit No.
          10.7 of the Company's Quarterly Report on Form 10-Q for the
          Quarter Ended June 30, 1994)

   10.46  Absolute Assignment of Leases and Rents between Smith Three               -
          D.C. and Northwestern (Incorporated by reference to Exhibit No.
          10.8 of the Company's Quarterly Report on Form 10-Q for the
          Quarter Ended June 30, 1994)

   10.47  Purchase Money Promissory Note of Smith Three D.C. to                     -
          Northwestern (Incorporated by reference to Exhibit No. 10.9 of the Company's Quarterly Report on Form 10-Q for the Quarter
          Ended June 30, 1994)

   10.48  Supplemental Loan Agreement by and among Smith Property                   -
          Holdings Two L.P. ("Smith two"), Smith Property Holdings Two
          (D.C.) L.P. ("Smith Two D.C.") and GMAC Mortgage
          Corporation of PA ("GMAC") (Incorporated by reference to
          Exhibit No. 10.10 of the Company's Quarterly Report on Form
          10-Q for the Quarter Ended June 30, 1994)

  ITEM                                DOCUMENT                                   PAGE
--------  ---------------------------------------------------------------------  ----
   10.49  Multifamily Note of Smith Two to GMAC (Incorporated by                    -
          reference to Exhibit No. 10.11 of the Company's Quarterly
          Report on Form 10-Q for the Quarter Ended June 30, 1994)

   10.50  Multifamily Note of Smith Two D.C. to GMAC (Incorporated by               -
          reference to Exhibit No. 10.12 of the Company's Quarterly
          Report on Form 10-Q for the Quarter Ended June 30, 1994)

   10.51  Supplemental Loan Agreement by and among Smith Property                   -
          Holdings One L.P. ("Smith One D.C."), Smith Property Holdings
          One (D.C.) L.P. ("Smith One D.C.") and GMAC (Incorporated by
          reference to Exhibit No. 10.13 of the Company's Quarterly
          Report on Form 10-Q for the Quarter Ended June 30, 1994)

   10.52  Multifamily Note of Smith One to GMAC (Incorporated by                    -
          reference to Exhibit No. 10.14 of the Company's Quarterly
          Report on Form 10-Q for the Quarter Ended June 30, 1994)

   10.53  Multifamily Note of Smith One D.C. to GMAC (Incorporated by               -
          reference to Exhibit No. 10.15 of the Company's Quarterly
          Report on Form 10-Q for the Quarter Ended June 30, 1994)

   10.54  Absolute Assignment of Leases and Rents by Smith One D.C. to              -
          GMAC (Incorporated by reference to Exhibit No. 10.16 of the
          Company's Quarterly Report on Form 10-Q for the Quarter Ended
          June 30, 1994)

   10.55  Property Management Agreement by and between Smith One and                -
          the Operating Partnership (Incorporated by reference to Exhibit
          No. 10.17 of the Company's Quarterly Report on Form 10-Q for
          the Quarter Ended June 30, 1994)

   10.56  Multifamily Deed of Trust, Assignment of Rents and Security               -
          Agreement between Smith One D.C. and GMAC (Incorporated
          by reference to Exhibit No. 10.18 of the Company's Quarterly
          Report on Form 10-Q for the Quarter Ended June 30, 1994)

   10.57  Commercial Leasing and Property Management Agreement                      -
          between Smith Three and the Operating Partnership
          (Incorporated by reference to Exhibit No. 10.19 of the Company's
          Quarterly Report on Form 10-Q for the Quarter Ended
          June 30, 1994)

 **10.58  Agreement of Limited Partnership of Smith Employment                      -
          Services L.P.

 **10.59  Certificate of Limited Partnership of Smith Employment                    -
          Services L.P.

  ITEM                                DOCUMENT                                   PAGE
--------  ---------------------------------------------------------------------  ----
   10.60  Second Restated and Amended Agreement of Limited                          -
          Partnership of First Herndon Associated Limited Partnership
          (Incorporated by reference to Exhibit No. 10.1 of the Company's
          Quarterly Report on Form 10-Q for the Quarter Ended
          June 30, 1995)

   10.61  Second Amendment to the Certificate of Limited Partnership of             -
          First Herndon Associates Limited Partnership (Incorporated by
          reference to Exhibit No. 10.2 of the Company's Quarterly Report
          on Form 10-Q for the Quarter Ended June 30, 1995)

   10.62  Certificate of Incorporation of Smith Six, Inc. (Incorporated by          -
          reference to Exhibit No. 10.1 of the Company's Quarterly Report
          on Form 10-Q for the Quarter Ended March 31, 1995)

   10.63  By-Laws of Smith Six, Inc. (Incorporated by reference to Exhibit          -
          No. 10.2 of the Company's Quarterly Report on Form 10-Q for
          the Quarter Ended March 31, 1995)

   10.64  Agreement of Limited Partnership of Smith Property Holdings               -
          Six L.P. (Incorporated by reference to Exhibit No. 10.3 of the
          Company's Quarterly Report on Form 10-Q for the Quarter Ended
          March 31, 1995)

   10.65  Agreement of Limited Partnership of Smith Property Holdings               -
          Six (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter
          Ended March 31, 1995)

 **10.66  Certificate of Incorporation of Smith Seven, Inc.                         -

 **10.67  By-Laws of Smith Seven, Inc.                                              -

 **10.68  Agreement of Limited Partnership of Smith Property Holdings               -
          Seven L.P.

  ITEM                                DOCUMENT                                   PAGE
--------  ---------------------------------------------------------------------  ----
 **10.69  Commitment for Mortgage Loan to the Operating Partnership                 -
          from Northwestern Mutual Life Insurance Company

   10.70  Second Amended and Restated Credit Agreement by and between               -
          the Operating Partnership and PNCBank, National Association,
          et. al.  (Incorporated by reference to Exhibit No. 10.1 of the
          Company's Quarterly Report on Form 10-Q for the Quarter Ended
          June 30, 1997)

   10.71  Third Amended and Restated Credit Agreement by and between              E-2
          the Operating Partnership and PNC Bank, National Association,
          et. al.

   21     Subsidiaries of the Registrant                                          E-3

   23.1   Consent of Arthur Andersen LLP                                          E-4

   27     Financial Data Schedule                                                 E-5

----------------------------
 *Incorporated by reference to the same titled and numbered exhibit in the Company's Registration Statement on Form S-11, No. 33-75288.

**Incorporated by reference to the same titled and numbered exhibit in the Company's previously filed Forms 10-K for the years ended December 31, 1994, 1995 and 1996.