Form 10-Q
period 1998-03-31
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 1998-05-13
CIK 919004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ___________________
                                   FORM 10-Q

          X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         ---         OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED MARCH 31, 1998

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
                             SHARES OF COMMON STOCK
                                (Title of Class)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ----   ----

  As of May 1, 1998, there were 15,410,057 shares of Common Stock of the Registrant issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                   FORM 10-Q
                                     INDEX

                                                                                         Pages
                                                                                         -----
PART I - FINANCIAL INFORMATION

  Item 1: Financial Statements

     Charles E. Smith Residential Realty, Inc. Financial
     Statements as of March 31, 1998 and December 31, 1997,
     Filed as a Part of This Report

     Consolidated Balance Sheets                                                            3

     Consolidated Statements of Operations                                                  4

     Consolidated Statements of Shareholders' Equity                                        5

     Condensed Consolidated Statements of Cash Flows                                        6

     Notes to Consolidated Financial Statements                                             7

  Item 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                   11

PART II - OTHER INFORMATION                                                                19

SIGNATURES                                                                                 21

                        PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      March 31, 1998         December 31, 1997
                                                                                      --------------         -----------------
                                                                                        (Unaudited)
                   ASSETS

Rental property, net                                                                     $761,217                 $751,230
Rental property under development                                                          70,276                   53,093
Cash and cash equivalents                                                                   2,762                        -
Tenants' security deposits                                                                  2,025                    2,453
Escrow funds                                                                               11,893                    7,606
Investment in and advances to Property Service Businesses
    and other                                                                              26,674                   15,905
Deferred charges, net                                                                      16,461                   16,047
Other assets                                                                               17,493                   19,172
                                                                                         --------                 --------

                                                                                         $908,801                 $865,506
                                                                                         ========                 ========

                   LIABILITIES AND EQUITY

Liabilities
    Mortgage loans                                                                       $400,722                 $500,435
    Lines of credit                                                                       185,000                  105,000
    Construction loans                                                                     11,534                    5,536
    Accounts payable and accrued expenses                                                  15,723                   13,732
    Tenants' security deposits                                                              2,025                    2,453
                                                                                         --------                 --------
                   Total liabilities                                                      615,004                  627,156
                                                                                         --------                 --------

Commitments and contingencies

Minority Interest                                                                          79,454                   80,036

Shareholders' equity
    Preferred stock - $0.01 par value; 2,640,325 shares authorized;
                   Series A Cumulative Convertible Redeemable Preferred
                   Stock, liquidation preference of $27.08; 1,661,744 shares
                   issued and outstanding                                                  45,000                   45,000
    Preferred stock - $0.01 par value; 1,216,666 shares authorized;
                   Series B Cumulative Convertible Redeemable Preferred
                   Stock, liquidation preference of $28.50; 1,216,666 shares
                   issued and outstanding                                                  34,675                   34,675
    Preferred stock - $0.01  par value;  500 shares authorized;
                   Series C Cumulative Redeemable Preferred Stock,
                   liquidation preference of $100,000; 500 shares issued
                   and outstanding                                                         50,000                        -
    Common stock - $0.01 par value; 95,000,000 shares
                   authorized; 15,329,365 and 14,942,429 shares issued
                   and outstanding at March 31, 1998 and December 31, 1997,
                   respectively                                                               154                      150
    Additional paid-in capital - includes contributed
                   deficit of $244,208                                                     93,192                   84,861
    Retained deficit                                                                       (8,678)                  (6,372)
                                                                                         --------                 --------
                   Total shareholders' equity                                             214,343                  158,314
                                                                                         --------                 --------

                                                                                         $908,801                 $865,506
                                                                                         ========                 ========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      (Unaudited)
                                                                  For the Three Months
                                                                     Ended March 31,
                                                                 -----------------------

                                                                   1998           1997
                                                                 --------       --------
                                                                               (Restated)
Rental Properties:
      Revenues                                                   $ 55,670       $ 44,776

      Expenses
         Operating costs                                          (18,641)       (16,434)
         Real estate taxes                                         (3,657)        (2,917)
         Depreciation                                              (6,387)        (4,851)
                                                                 --------       --------
            Total expenses                                        (28,685)       (24,202)

Equity in income of Property Service Businesses                       664            809

Corporate general and administrative expenses                      (2,025)        (1,391)
Interest income                                                       161            231
Interest expense                                                  (10,888)       (11,427)
                                                                 --------       --------

Income before gain on sale and extraordinary item                  14,897          8,796

Gain on sale of property                                            3,120              -
                                                                 --------       --------

Income before extraordinary item                                   18,017          8,796

Extraordinary item - loss on extinguishment of debt                (4,702)             -
                                                                 --------       --------

Net income of the Operating Partnership                            13,315          8,796

Minority Interest                                                  (5,871)        (4,637)
                                                                 --------       --------

Net income                                                          7,444          4,159

Less:    Income attributable to preferred shares                   (1,490)             -
                                                                 --------       --------

Net income attributable to common shares                         $  5,954       $  4,159
                                                                 ========       ========


Earnings per common share - basic                                $   0.39       $   0.37
                                                                 ========       ========

Earnings per common share - diluted                              $   0.39       $   0.36
                                                                 ========       ========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Common                                                         Series A  Series B  Series C         Additional Retained
Stock                                                          Preferred Preferred Preferred Common   Paid-in  Earnings
Outstanding                                                      Stock     Stock     Stock   Stock    Capital  (Deficit)  Total
----------- ----------------------------------------------------------------------------------------------------------------------

 9,969,607  Balance, December 31, 1996                         $     -   $     -   $     -   $100   $(23,852)  $(13,627) $(37,379)
                Operating Partnership equity exchanged
                   for acquisitions                                  -         -         -      -     75,019          -    75,019

                Proceeds from issuance of Series A
                   Preferred Stock                              45,000         -         -      -          -          -    45,000
                Proceeds from issuance of Series B
                   Preferred Stock                                   -    34,675         -      -          -          -    34,675
                Offering costs associated with Preferred Stock       -         -         -      -       (562)         -      (562)
                Proceeds from issuance of Common Stock,
 4,555,000         net of offering costs of $5,249                   -         -         -     46    124,134          -   124,180
                Conversion of Operating Partnership units
   407,822         to common stock                                   -         -         -      4         (4)         -         -
                Repurchase and cancellation of Operating
                   Partnership units                                 -         -         -      -     (2,206)         -    (2,206)
                Amortization of unit grants                          -         -         -      -        579          -       579
                Adjustment for Minority Interest                     -         -         -      -    (88,597)     7,813   (80,784)
    10,000      Exercise of options                                  -         -         -      -        350          -       350
                Net income                                           -         -         -      -          -     26,593    26,593
                Dividends                                            -         -         -      -          -    (27,151)  (27,151)
----------                                                     -------   -------   -------   ----   --------   --------  --------

14,942,429  Balance, December 31, 1997                          45,000    34,675         -    150     84,861     (6,372)  158,314
                Operating Partnership equity exchanged
                   for acquisitions                                  -         -         -      -      8,820          -     8,820
                Proceeds from issuance of Series C
                   Preferred Stock                                   -         -    50,000      -          -          -    50,000
                Offering costs associated with Preferred Stock       -         -         -      -     (1,004)         -    (1,004)
                Conversion of Operating Partnership units
   360,936         to common stock                                   -         -         -      4         (4)         -         -
                Repurchase and cancellation of Operating
                   Partnership units                                 -         -         -      -       (594)         -      (594
    21,000      Stock grants awarded                                 -         -         -      -          -          -         -
                Amortization of grants                               -         -         -      -        181          -       181
                Adjustment for Minority Interest                     -         -         -      -       (752)         -      (752)
     5,000      Exercise of options                                  -         -         -      -      1,684          -     1,684
                Net income                                           -         -         -      -          -      7,444     7,444
                Dividends                                            -         -         -      -          -     (9,750)   (9,750)
----------                                                     -------   -------   -------   ----   --------   --------  --------

15,329,365  Balance, March 31, 1998 (unaudited)                $45,000   $34,675   $50,000   $154   $ 93,192   $ (8,678) $214,343
==========                                                     =======   =======   =======   ====   ========   ========  ========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                              (Unaudited)
                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                                        -----------------------

                                                                                          1998           1997
                                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                   $ 26,974       $ 15,873

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of rental property                                     (22,234)        (1,811)
     Additions to rental property                                                         (3,647)        (1,696)
     Increase in investment in and advances
          to Property Service Businesses and other                                       (10,769)        (5,309)
     Acquisition deposits and other                                                       (2,516)          (552)
                                                                                        --------       --------
          Net cash used by investing activities                                          (39,166)        (9,368)
                                                                                        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of common stock                                                    -         82,968
     Net proceeds from sale of preferred stock                                            48,996              -
     Mortgages, net                                                                      (99,713)        (9,194)
     Lines of credit, net                                                                 80,000        (54,400)
     Construction loans, net                                                               5,998        (17,686)
     Prepayment penalties                                                                 (3,025)             -
     Dividends and distributions                                                         (16,956)       (11,115)
     Other, net                                                                             (346)           245
                                                                                        --------       --------
          Net cash provided (used) by financing activities                                14,954         (9,182)
                                                                                        --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       2,762         (2,677)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 -          3,898
                                                                                        --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $  2,762       $  1,221
                                                                                        ========       ========


     SUPPLEMENTAL INFORMATION:
          Capitalized interest                                                          $    967       $      8
          Purchase of property in exchange for Operating Partnership units                 8,820         47,129
          Purchase of property in exchange for assumption of debt                              -         80,164
          Proceeds held in escrow from sale of rental property                             4,308              -

       The accompanying notes are an integral part of these statements.

1.  BASIS OF PRESENTATION

   The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty, Inc. (the "Company") and Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to the Company's control as sole general partner. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of March 31, 1998 and the results of operations for the interim periods ended March 31, 1998 and 1997. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K.

   The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of March 31, 1998, the Operating Partnership owned 46 operating multifamily properties containing 18,296 apartment units, and two retail shopping centers aggregating 436,000 square feet. The Operating Partnership also had approximately 2,000 units under construction at three additional sites. The Operating Partnership also owns substantially all of the economic interest in entities which provide multifamily and retail property management and leasing, construction and construction management services, engineering and technical services, and financial advisory services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

2.  ACQUISITIONS AND DISPOSITIONS

   In January 1998, the Company completed the acquisition of two multifamily properties in northwest Washington, D.C. totaling 287 apartment units. The total cost of approximately $13.8 million was comprised of 254,000 Operating Partnership units valued at approximately $8.8 million, $3.2 million cash and approximately $1.8 million of initial capital improvements. One of the properties was an affiliate in which the Company previously owned a minority interest. Both properties were previously managed by the Company.

   In March 1998, the Company sold a 227-unit multifamily property located in southeast Washington, D.C. for $4.4 million. The Company recognized a gain on the sale of $3.1 million.

   As a result of property acquisitions/dispositions, stock offerings and the conversion of partnership units into common shares, the Company's ownership percentage of the Operating Partnership increased from 49.4% as of March 31, 1997 to 56.4% as of March 31, 1998.

3.  SHAREHOLDERS' EQUITY

   In January 1998, the Company sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares"), $0.01 par value, for $49.0 million, which is net of offering costs of $1.0 million. The Company amended the Articles of Incorporation to designate and establish the rights and privileges of the Series C Preferred Shareholders which include certain voting, dividend and liquidation preferences over the common shareholders. The Series C Preferred Shares have a liquidation preference of $100,000 per share and an initial annual dividend rate of $7,910 per share. If the securities receive an investment grade rating, the annual dividend rate will decrease by $250 per share. Dividends are cumulative and are payable quarterly. The Company may redeem Series C Preferred Shares after February 1, 2028, at the liquidation price plus accrued dividends.

4.  PER SHARE DATA

   Earnings per common share of the Company for the three months ended March 31, 1998 and 1997 is computed based on weighted average common shares outstanding during the period as follows (in millions):

                                                      1998                1997
                                                -----------------   -----------------
                                                Basic    Diluted    Basic    Diluted
                                                ------   --------   ------   --------
    Weighted Average Common Shares               15.2      15.4      11.4       11.5
    Weighted Average Operating Partnership
      Units/1/                                   14.2      14.2      12.7       12.7

/1/ Represents Operating Partnership units not held by Company


   Operating Partnership units not held by the Company may be redeemed at the Unitholders' sole discretion. At the option of the Company, such redemption may be made for cash at the then fair value of the Company's common stock, or for shares of common stock of the Company on a one-for-one basis which does not have a dilutive effect. During the three months ended March 31, 1998, 0.4 million units were redeemed for shares of common stock.

   A reconciliation of income (before extraordinary item) and shares used to calculate basic and diluted earnings per share for the three months ended March 31, 1997 follows (dilutive securities had no effect on earnings for the three months ended March 31, 1998):

                                                                      Weighted             Per Share
                                                        Income        Average Shares         Amount
                                                        ------        --------------         ------
                                                        (000's)       (000's)
Income before extraordinary item                       $ 8,796
Minority Interest                                       (4,637)
                                                       -------

Earnings per share - Basic
 Income attributable to common
 shareholders before extraordinary item                $ 4,159                11,354         $ 0.37
Effect of Dilutive Securities
 Options/1/                                                (24)                  124           (.01)
                                                       -------                ------         ------
Earnings per share - Diluted                           $ 4,183                11,478         $ 0.36
                                                       =======                ======         ======

/1/ Adjustment to numerator reflects change in the Minority Interest share of income based on ownership calculation including common stock equivalents.

   Options to purchase 790,750 shares of common stock at $35 per share were not included in the computation of diluted earnings per share because the options' exercise price was higher than the average price of the common shares. All convertible preferred shares were also excluded from the calculation of diluted earnings per share since the preferred dividends paid per share exceeded basic earnings per share.

5. FORWARD CONTRACTS

   At March 31, 1998, the Company held two treasury lock contracts totaling $70 million (of notional value) to reduce its exposure to anticipated financing transactions. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The forward contracts, which are over-the-counter instruments, are non-leveraged and involve little complexity.

   The contracts have a fair value representing an unrealized gain of approximately $0.3 million. Realized gains or losses on forward contracts will be deferred and reported in income when the related transactions being hedged are recognized. There were no realized gains or losses at March 31, 1998.

6. NEW ACCOUNTING PRONOUNCEMENTS

   The Company will adopt Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998 which are not expected to have a significant impact on the Company's reporting or disclosure.

7. EXTRAORDINARY ITEM

   The Company extinguished debt during the first quarter of 1998 and recognized an extraordinary loss related to the payment of yield maintenance premiums as well as write-offs of unamortized loan fees.

   The $110.1 million principal balance of Mortgage Pool One was partially repaid on February 28, 1998, in conjunction with the sale of Oxford Manor, and fully repaid on March 31, 1998. The total extraordinary loss of $4.1 million consisted of a $2.9 million payment of yield maintenance premium and a $1.2 million non-cash write-off of unamortized loan fees.

   In February 1998, the Company terminated its existing $100 million line of credit and entered into a new $250 million, unsecured line of credit with PNC Bank, Nations Bank, and U.S. Bank which matures in March 2001. Draws upon the new line are subject to certain unencumbered asset requirements and bear interest at a selected London Interbank Offer Rate (LIBOR) plus 75 to 110 basis points based on the leverage ratio of the Company. If the Company receives an investment grade rating, the interest rate will decrease to 60 to 90 basis points over LIBOR based on the rating. The Company repaid the balance outstanding under the $100 million line and recognized an extraordinary loss of $0.3 million for the write-off of unamortized loan fees.

   During the quarter, the Company also recognized an extraordinary loss of $0.3 million due to the write-off of unamortized loan fees associated with refinanced mortgage loans totaling $9.2 million.

8. SUBSEQUENT EVENTS

   In April 1998, the Company acquired a 299-unit multifamily property in Arlington, Virginia ("Parc Vista") for approximately $39 million cash which was funded from the line of credit. The property had been managed by the Company as of January 1, 1998.

   In April 1998, the Company acquired a 1,075-unit multifamily property in Chicago, Illinois ("McClurg Court") for approximately $70 million cash. The acquisition was partially funded through the final draw of $26.5 million under the Company's convertible preferred stock agreement with Security Capital Group, Inc. The balance of the acquisition was funded from the line of credit.

   In April 1998, the Company acquired 0.75 acres of undeveloped land in northwest Washington, D.C. for approximately $3.2 million. The Company plans to build a 160-unit luxury multifamily property on this site at an estimated cost of $22.4 million.

   In April 1998, the Company priced a $53 million, ten year secured loan from Prudential at a fixed coupon rate of 6.88%. The Company also terminated a $20 million (notional value) treasury lock contract at a gain of $0.4 million which will be amortized over the term of the

Prudential loan. The Company also increased its new line of credit with PNC Bank, NationsBank and U.S. Bank from $250 million to $275 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three months ended March 31, 1998 and 1997 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty, Inc. (the "Company"), Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to its control as sole general partner.

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

RENTAL PROPERTIES

  Revenues, expenses and income from the multifamily and retail properties for the three months ended March 31, 1998 and 1997 were as follows (in thousands):


                                          Three Months Ended March 31,
                                         ------------------------------
                                                1998            1997
                                                ----            ----
Multifamily Properties - Core/(1)/
  Revenues                                    $ 41,307        $ 39,764
  Expenses                                     (17,024)        (17,345)
                                              --------        --------
  Income before depreciation                  $ 24,283        $ 22,419
                                              ========        ========

Multifamily Properties -
  Acquisitions and Development/(2)/
  Revenues                                    $ 11,900        $  2,710
  Expenses                                      (4,478)         (1,168)
                                              --------        --------
  Income before depreciation                  $  7,422        $  1,542
                                              ========        ========

Retail Properties
  Revenues                                    $  2,463        $  2,302
  Expenses                                        (796)           (838)
                                              --------        --------
  Income before depreciation                  $  1,667        $  1,464
                                              ========        ========

Total Rental Properties
  Revenues                                    $ 55,670        $ 44,776
  Expenses                                     (22,298)        (19,351)
  Depreciation                                  (6,387)         (4,851)
                                              --------        --------
  Income from Rental Properties               $ 26,985        $ 20,574
                                              ========        ========

/(1)/ Represents properties owned as of December 31, 1996.
/(2)/ Includes operations of Oxford Manor which was sold in February 1998.

PROPERTY SERVICE BUSINESSES

  Revenues, expenses and income from the various Property Service Businesses for the three months ended March 31, 1998 and 1997 were as follows (in thousands):


                                           Three Months Ended March 31,
                                          ------------------------------
                                                  1998            1997
                                                  ----            ----

Multifamily and Retail Property
Management Services
  Revenues                                     $  2,757        $  2,561
  Expenses                                       (2,669)         (2,404)
                                               --------        --------
  Income before depreciation                   $     88        $    157
                                               ========        ========

Interior Construction and Renovation
Services
  Net fee revenues                             $  1,283        $  1,351
  Expenses                                       (1,302)         (1,223)
                                               --------        --------
  Income before depreciation                   $    (19)       $    128
                                               ========        ========
Engineering and Technical Services
(including reimbursed costs)
  Revenues                                     $ 14,847        $ 12,301
  Expenses                                      (14,114)        (11,273)
                                               --------        --------
  Income before depreciation                   $    733        $  1,028
                                               ========        ========
Financing Services
  Revenues                                     $    465        $      -
  Expenses                                         (235)           (243)
                                               --------        --------
  Income before depreciation                   $    230        $   (243)
                                               ========        ========

Total Property Service Businesses
  Revenues                                     $ 19,352        $ 16,213
  Expenses                                      (18,320)        (15,143)
  Depreciation                                     (368)           (261)
                                               --------        --------
  Income from Property
    Service Businesses                         $    664        $    809
                                               ========        ========

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997.

  SUMMARY. Net income of the Operating Partnership increased $4.5 million, or 51.4%, from $8.8 million for the three months ended March 31, 1997 to $13.3 million for the three months ended March 31, 1998. Funds from Operations ("FFO") of the Operating Partnership increased $7.1 million, or 51.4%, from $13.6 million to $20.7 million during the same period. Net income of the Company increased from $4.2 million, or $0.36 per diluted common share, for the three months ended March 31, 1997 to $6.0 million, or $0.39 per diluted common share, for the three months ended March 31, 1998. FFO of the Company increased 79.0%, from $6.5 million to $11.5 million during the same period. The increases in both net income and FFO are primarily attributable to the acquisition of eight properties totaling 3,323 apartment units during 1997 and the first quarter of 1998. In addition, income from the core portfolio increased 8.3% over the prior year period due primarily to increased rents and revenue initiatives as well as expense savings.

  RENTAL PROPERTIES. Revenue from all rental properties increased $10.9 million, or 24.3%, from $44.8 million for the three months ended March 31, 1997 to $55.7 million for the three months ended March 31, 1998. The eight acquisition properties (defined as properties acquired subsequent to December 31, 1996) contributed approximately 84%, or $9.2 million, of the total rental revenue increase. Six of the acquisition properties (comprising 3,036 apartment units) were acquired during 1997 and two (comprising 287 units) were acquired in the first quarter of 1998. The core portfolio revenue increased $1.5 million, or 3.9%, over the prior year period. The retail portfolio revenue increased $0.2 million, or 7.0%, over the prior year period.

  Average economic occupancy for the core portfolio decreased to 94.8 % for the three months ended March 31, 1998 compared to 96.1% for the comparable prior year quarter due to management's continued emphasis on maximizing rents. As a result, average monthly revenue per core apartment unit increased from $885 during the first quarter of 1997 to $920 per unit during the first quarter of 1998.

  Expenses (including depreciation) from all rental operations increased $4.5 million, or 18.5%, from $24.2 million during the first quarter of 1997 to $28.7 million during the current quarter. Approximately $4.7 million of the increase, including depreciation expense of $1.4 million, resulted from the eight properties in the acquisition portfolio. Expenses for the core portfolio decreased $0.2 million, net of a $0.2 million increase in depreciation expense, due primarily to utility savings related to a mild winter as well as timing of certain repair and maintenance projects.

  PROPERTY SERVICE BUSINESSES. The Company uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

  Income from the Property Service Businesses decreased from $0.8 million in the first quarter of 1997 to $0.7 million in the first quarter of 1998.

  Interior Construction and Renovation Services reported a net loss for the quarter primarily due to cost overruns and unrecovered owner change orders incurred on a large outside contract. While losses have been fully reflected in the operating results, the Company is currently pursuing an arbitration claim which may result in the recovery of a portion of the owner change orders.

  Income before depreciation for Multifamily and Retail Property Management Services decreased $0.1 million during the first quarter of 1998 as compared to the prior year quarter due primarily to a decrease in third party management fees related to acquired properties which were previously managed by the Company.

  Income before depreciation for Engineering and Technical Services decreased $0.3 million, despite a 20.7% increase in revenues, during the quarter due to a decrease in high margin HVAC repair and replacement projects attributable to the mild winter which reduced demand for mechanical repairs.

  OTHER. Corporate general and administrative expenses increased 45.6% compared to the prior year quarter due primarily to additional personnel added in mid-1997 to expand the Company's acquisition and development program outside of the Washington, D.C. metropolitan area to other U.S. cities with strong urban multifamily markets. Interest expense decreased $0.5 million during the quarter, or 4.7%, primarily due to the Company's deleveraging in 1997 through the issuance of equity to finance acquisition and development activities. As a result, the average debt outstanding during the first quarter of 1998 was significantly lower than the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

  SUMMARY. Net cash flow provided by operating activities increased $11.1 million from $15.9 million for the three months ended March 31, 1997 to $27.0 million for the three months ended March 31, 1998. The increase is primarily a result of higher cash flow contributed by the core and acquisition portfolios and an increase of $2.0 million in accounts payable due primarily to property acquisitions and accrued real estate taxes.

  Net cash flows used by investing activities increased $29.8 million over the comparable prior year period due primarily to investments in projects under construction.

  Net cash flows provided by financing activities was $15.0 million for the three months ended March 31, 1998, primarily comprised of $49.0 million of cash inflow from the placement of perpetual preferred stock at a 7.91% annual dividend less $13.7 million of net debt repayments, $3.0 million of prepayment penalties and $17.0 million of dividends/distributions. Net cash flows used by financing activities of $9.2 million in the comparable prior year period primarily consisted of $81.3 million of debt repayments plus $11.1 million of dividends/distributions partially offset by $83.0 million of cash inflow from the sale of common stock.

  FUNDS FROM OPERATIONS. Funds from Operations is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sale of property, and distributions in excess of earnings allocated to Minority Interest, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike Funds from Operations, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

  Funds from Operations for the three months ended March 31, 1998 and 1997 are computed as follows (in thousands):


                                    Three Months Ended March 31,
                                   ------------------------------
                                          1998            1997
                                          ----            ----
Net Income of the
  Operating Partnership                  $13,315         $ 8,796

Perpetual Preferred Dividends               (626)              -
Depreciation of Real Property              6,387           4,851
Gain on sale of property                  (3,120)              -
Extraordinary Item                         4,702               -
                                         -------         -------

Funds from Operations of the
   Operating Partnership                  20,658          13,647
Minority Interest                         (9,109)         (7,194)
                                         -------         -------

Attributable to Shareholders             $11,549         $ 6,453
                                         =======         =======

DEBT

  In February 1998, the Company terminated its existing $100 million line of credit and entered into a new $250 million, unsecured line of credit with PNC Bank, NationsBank, and U.S. Bank which matures in March 2001. The Company repaid the balance outstanding under the $100 million line and recognized an extraordinary loss of $0.3 million related to the extinguishment of such debt. In April 1998, the new line was increased to $275 million.

  In March 1998, the Company repaid $110.1 million of mortgage debt with borrowings under the new line of credit. The Company recognized an extraordinary loss of $4.1 million related to the payment of $2.9 million of yield maintenance premium as well as the write-off of unamortized loan fees of $1.2 million.

  During the first quarter, the Company repaid mortgage loans totaling $9.2 million and recognized an extraordinary loss of $0.3 million due to the write-off of unamortized loan fees.

  As of March 31, 1998 , the Company had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 7.45%, as follows:


                                  Dollars in    % of
                                  Thousands    Total
                                  ----------   ------
Fixed rate debt:
  Mortgages                         $387,502    64.9%
  $83M line of credit                 30,000     5.0%
Variable rate debt:
  Mortgages                           13,220     2.2%
  $250M line of credit/ (1)/         155,000    26.0%
  Construction loan                   11,534     1.9%
                                    --------   -----
                                    $597,256   100.0%
                                    ========   =====

/(1)/ Increased to $275M in April 1998


  As of March 31, 1998 , the Company had $148 million of unused borrowing capacity available on lines of credit and $26.5 million available under its convertible preferred stock agreement. Amounts outstanding under lines of credit averaged $110.7 million for the three months ended March 31, 1998 compared to $90.2 million for the three months ended March 31, 1997.

  As of March 31, 1998 , the Company's Debt to Total Market Capitalization Ratio was 34.7% (based on 15.3 million common shares, 2.9 million convertible preferred shares and 14.1 million partnership units outstanding at a stock price of $33.25) versus 35.0% as of December 31, 1997 and 42.9% as of March 31, 1997. The decreases are attributable to the 1997 and 1998 equity offerings, acquisitions funded via Operating Partnership unit exchanges, and a higher stock price. The Company's Interest Coverage Ratio for the three months ended March 31, 1998 was 3.01 to 1 compared to 2.36 for the comparable prior year period.

CAPITAL EXPENDITURES

  For the three months ended March 31, 1998 , total capital improvements were $3.6 million, of which $3.1 million were for the core portfolio ($210 per unit). Approximately 71% of the capital expenditures on the core portfolio in 1998 are considered by management to generate net operating income (NOI) by increasing revenue or decreasing expenses (NOI generating). The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to generate NOI (non-NOI generating). A summary of core capital expenditures follows:


                                     Total $       Actual # of    Average $ Per   Average $ Per
Expenditure Type                     Spent       Units Improved   Unit Improved    Core Unit
------------------------------   -------------   --------------   -------------    ---------
                                 (in thousands)
Installations/Replacements:
  Appliances                       $  286              449          $  637          $ 19
  Carpet                              281              165           1,400            15
  Other                                71            1,815              39             5
Water saving devices                  691            3,664             189            46
Renovations:
  Kitchen                             439              677             648            29
  Bath                                517            1,264             409            35
                                   ------                                           ----
Total NOI generating
  improvements                      2,235                                            149

Non-NOI generating
  improvements                        905                                             61
                                   ------                                           ----

Total capital expenditures
  - core portfolio                 $3,140                                           $210
                                   ======                                           ====

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

  None

ITEM 2.  CHANGES IN SECURITIES.

  In January 1998, the Company sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares"), $0.01 par value, for $49.0 million, net of offering costs of $1.0 million. The Company amended the Articles of Incorporation to designate and establish the rights and privileges of the Series C Preferred Shareholders which include certain voting, dividend and liquidation preferences over the common shareholders. The Series C Preferred Shares have a liquidation preference of $100,000 per share and an initial annual dividend rate of $7,910 per share. If the securities receive an investment grade rating, the dividend rate will decrease by $250 per share. Dividends are cumulative and are payable quarterly. The Company may redeem Series C Preferred Shares after February 1, 2028, at the liquidation price plus accrued dividends. The Series C Preferred Shares are registered securities which were offered and sold under an effective registration statement of the Company.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.

  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5. OTHER INFORMATION.

  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

      99.1 Fifteenth Amendment to First Amendment and Restated Agreement of Limited Partnership of the Operating Partnership

  (b) Reports on Form 8-K:

     A Form 8-K dated April 17, 1998 was filed on April 22, 1998 to report the Company's acquisition of McClurg Court. Historical and pro forma financial information for this property were included in a Form 8-K/A dated April 17, 1998 which was filed on April 24, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CHARLES E. SMITH RESIDENTIAL REALTY, INC.

May 11, 1998             By:  /s/   W. D. Minami
                              ----------------------------------------------
                              W. D. Minami
                              Senior Vice President and Chief Financial Officer
                              of Charles E. Smith Residential Realty, Inc.
                              (on behalf of the Registrant and as Principal
                              Financial Officer)

                         By:  /s/  Steven E. Gulley
                              ---------------------------------------------
                              Steven E. Gulley
                              Vice President and Chief Accounting Officer
                              of Charles E. Smith Residential Realty, Inc.

                             FIFTEENTH AMENDMENT TO
                           FIRST AMENDED AND RESTATED
                        AGREEMENT OF LIMITED PARTNERSHIP

                                       OF

                    CHARLES E. SMITH RESIDENTIAL REALTY L.P.

       THIS FIFTEENTH AMENDMENT TO FIRST AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP OF CHARLES E. SMITH RESIDENTIAL REALTY L.P. (this "FIFTEENTH AMENDMENT"), dated as of January 28, 1998, is entered into by Charles E. Smith Residential Realty, Inc., a Maryland corporation, as general partner (the "GENERAL PARTNER") of Charles E. Smith Residential Realty L.P. (the "PARTNERSHIP"), for itself and on behalf of the limited partners of the Partnership.

       WHEREAS, the General Partner has entered into a Series C Cumulative Redeemable Preferred Share Purchase Agreement dated as of January 28, 1998, pursuant to which the General Partner has agreed to issue shares of a newly created series of capital stock, designated Series C Cumulative Redeemable Preferred Stock (the "SERIES C PREFERRED STOCK"); and

       WHEREAS, pursuant to the authority granted to the General Partner pursuant to Section 4.2 of the Partnership Agreement, the General Partner desires to amend the Partnership Agreement (i) to establish a new class of Units, to be entitled Series C Cumulative Redeemable Preferred Units (the "SERIES C PREFERRED UNITS"), and to set forth the designations, rights, powers, preferences and duties of such Series C Preferred Units, which are substantially the same as those of the Series C Preferred Stock, and (ii) to make certain other changes to the Partnership Agreement;

       NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the General Partner hereby amends the Partnership Agreement, as follows:

       1. Section 4.2 of the Partnership Agreement is hereby amended by adding after Section 4.2.E the following section:

            F.       Series C Preferred Units.  Under the authority granted to
                     ------------------------
       it by Section 4.2.A. hereof, the General Partner hereby establishes an additional class of Partnership Units entitled "Series C Cumulative Redeemable Preferred Units" (the "SERIES C PREFERRED UNITS"). Series C Preferred Units shall have the designations, preferences, rights, powers and duties as set forth in Exhibit H hereto.
                                  ---------

       2.   Exhibits to Partnership Agreement.
            ---------------------------------

            A. The General Partner shall maintain the information set forth in Exhibit A to the Partnership Agreement, as such information shall change from time to time, in such form as the General Partner deems appropriate for the conduct of the Partnership's affairs, and Exhibit A shall be deemed amended from time to time to reflect the information so maintained by the General Partner, whether or not a formal amendment to the Partnership

Agreement has been executed amending such Exhibit A. In addition to the designation of Series C Preferred Units pursuant to this Fifteenth Amendment, such information shall reflect (and Exhibit A shall be deemed amended from time to time to reflect) the issuance of any additional Partnership Units to the General Partner or any other Person, the transfer of Partnership Units and the redemption of any Partnership Units, all as contemplated herein.

            B. The Partnership Agreement is hereby amended by attaching thereto as Exhibit H the Exhibit H attached hereto.
   ---------     ---------

       3.   Certain Capitalized Terms.  All capitalized terms used in this
            -------------------------
Fifteenth Amendment and not otherwise defined shall have the meanings assigned in the Partnership Agreement or in the Articles Supplementary of the General Partner. Except as modified herein, all terms and conditions of the Partnership Agreement shall remain in full force and effect, which terms and conditions the General Partner hereby ratifies and affirms.

                     [SIGNATURES APPEAR ON FOLLOWING PAGE]

       IN WITNESS WHEREOF, the undersigned has executed this Fifteenth Amendment as of the date first set forth above.

                       CHARLES E. SMITH RESIDENTIAL REALTY, INC., as General Partner of
                       Charles E. Smith Residential Realty L.P.
                       and on behalf of existing Limited Partners



                       By: /s/ Ernest A. Geradi Jr.
                           ---------------------------------------------
                       Name: Ernest A. Geradi Jr.
                             -------------------------------------------
                       Title: President
                              ------------------------------------------

                                   EXHIBIT H

 DESIGNATION OF THE PREFERENCES AND OTHER RIGHTS, VOTING POWERS, RESTRICTIONS,
                   LIMITATIONS AS TO SERIES C PREFERRED UNITS

       The Series C Preferred Units shall have the following designations, preferences, rights, powers and duties:

          (1) Certain Defined Terms.  The following capitalized terms used in
              ---------------------
     this Exhibit H shall have the respective meanings set forth below:
          ---------

          "DISTRIBUTION DATE" means shall mean the 15th day (or if such day is not a Business Day, the next Business Day thereafter) of February, May, August and November of each year, commencing February 15, 1998.

          "DISTRIBUTION PERIOD" means the periods commencing on, and including, February 15, May 15, August 15, and November 15 of each year and ending on the date prior to the next succeeding Distribution Date (other than the initial Distribution Period, which shall commence on February 2, 1998 and end on and include February 14, 1998, and other than the Distribution Period during which any Series C Preferred Units shall be redeemed pursuant to Section 5, which shall end on and include the date of such redemption).

          "FULLY JUNIOR UNITS" shall mean the Common Units and any other class or series of Partnership Units now or hereafter issued and outstanding over which the Series C Preferred Units have a preference or priority in both
     (i) the payment of dividends and (ii) the distribution of assets on any liquidation, dissolution or winding up of the Partnership.

          "JUNIOR UNITS" shall mean the Common Units and any other class or series of Partnership Units now or hereafter issued and outstanding over which the Series C Preferred Units have a preference or priority in the payment of dividends or in the distribution of assets on any liquidation, dissolution or winding up of the Partnership.

          "PARITY UNITS" has the meaning ascribed thereto in Section 6(B).

          (2)  Distributions.
               -------------

          (A) The General Partner, in its capacity as the holder of the then outstanding Series C Preferred Units, shall be entitled to receive out of funds legally available therefor, when, as and if declared by the General Partner, distributions payable in cash at the rate per Series C Preferred Unit equal to (i) the initial distribution rate of $7,910 (the "INITIAL DISTRIBUTION RATE") for all periods except when the reduced distribution rate of $7,660 per Unit per annum (the "REDUCED DISTRIBUTION RATE"), the increased distribution rate of $9,910 per Unit per annum (the "INCREASED DISTRIBUTION RATE") or the additional distribution rate of $15,000 per Unit per annum (the "ADDITIONAL DISTRIBUTION RATE") is in effect; or (ii) the Reduced Distribution Rate from and including the date on which the Series C Preferred Units first receive a public or shadow rating of BBB- or higher by Duff and Phelps Credit Rating Company or its successor, or another rating agency acceptable to holders of a majority of the outstanding Series C Preferred Units (the "REDUCED DISTRIBUTION TRIGGER DATE"); or (iii) the Increased Distribution Rate for any Distribution Period specified in Section 2(C)(iii) or 2(C)(iv)(A); or (iv) the Additional Distribution Rate for any Distribution Period specified in Section 2(C)(v). Distributions shall begin to accrue and shall be fully cumulative from February 2, 1998, whether or not in any Distribution Period or Periods there shall be funds of the Partnership legally available for the payment of such distributions, and shall be payable quarterly, when, as and if declared by the General Partner, in arrears on each Distribution Date. Accrued and unpaid distributions for any past Distribution Periods may be declared and paid at any time and for such interim periods, without reference to any regular Distribution Date, to the General Partner, on such date as may be fixed by the General Partner for payment of the corresponding dividend on the Series C Preferred Stock. Any distribution made on the Series C Preferred Units shall first be credited against the earliest accrued but unpaid distribution due with respect to Series C Preferred Units which remains payable.

          (B) The amount of distributions referred to in the first sentence of
     Section 2(A) payable for each full Distribution Period relating to the Series C Preferred Units shall be equal to the applicable distribution rate. The initial Distribution Period will include a partial distribution for the period from February 2, 1998 until February 14, 1998. The amount of distribution for such period or any other period on the Series C Preferred Units that represents less than a full quarter of a year shall be computed on the basis of a 360-day year of twelve 30-day months. For any Distribution Period in which a Reduced Distribution Trigger Date occurs, the distribution amount for such Distribution Period shall be equal to the sum of: (x) the product of (i) the Initial Distribution Rate divided by four, times (ii) the number of days during the Distribution Period when
           -----
     the Reduced Distribution Rate is not in effect divided by (iii) the total
                                                    ----------
     number of days in the Distribution Period, plus (y) the product of (i) the
                                                ----
     Reduced Distribution Rate divided by four times (ii) the number of days
                                               -----
     during the Distribution Period when the Initial Distribution Rate is not in effect divided by (iii) the total number of days in the Distribution. The
            ----------
     Reduced Distribution Rate shall remain in effect for all Distribution Periods after the Reduced Distribution Trigger Date. No interest, or sum of money in lieu of interest, shall be payable in respect of any distribution payment or payments on the Series C Preferred Units that may be in arrears.

          (C) In the event a Trigger Event shall have occurred, the Distribution Rate for any Distribution Period thereafter but prior to the Reduced Distribution Trigger Date shall be determined as follows:

          (i) The Distribution Rate for the Distribution Period in which such Trigger Event occurs and the immediately following two full Distribution Periods shall be the same as the Distribution Rate in effect immediately prior to the occurrence of such Trigger Event.

          (ii) In the event that such Trigger Event is no longer in effect as of the end of the second full Distribution Period following the occurrence of such Trigger Event, the provisions of this
                 Section 2(C) shall no longer apply with respect to such Trigger Event.

          (iii) In the event that such Trigger Event continues to be in effect as of the end of the second full Distribution Period following the occurrence of such Trigger Event, then the Distribution Rate for the immediately following two full Distribution Periods shall be the Increased Distribution Rate.

          (iv) In the event that such Trigger Event is no longer in effect as of the end of the fourth full Distribution Period following the occurrence of such Trigger Event, then the Distribution Rate for the immediately following Distribution Period shall be (A) the Increased Distribution Rate if the Trigger Event was in effect as of the immediately preceding Distribution Payment Date or (B) if such Trigger Event shall not have been in effect as of the immediately preceding Distribution Payment Date, the Initial Distribution Rate, unless another Trigger Event shall have occurred, in which case the Distribution Rate shall be determined under this Section 2(C) with respect to such additional Trigger Event.

          (v) In the event that such Trigger Event continues to be in effect as of the end of the fourth full Distribution Period following the occurrence of such Trigger Event, then the Distribution Rate for the immediately following Distribution Period shall be the Additional Distribution Rate. The Distribution Rate shall continue to be the Additional Distribution Rate until such time as such Trigger Event shall not have been in effect for two consecutive Distribution Payment Dates, in which event the Distribution Rate for the Distribution Period ending on the second of such Distribution Payment Dates shall equal the Initial Distribution Rate, as applicable, unless another Trigger Event shall have occurred, in which case the Distribution Rate shall be determined under this Section 2(C) with respect to such additional Trigger Event.

          (vi) The provisions of this Section 2(C) shall not apply with respect to any Distribution Period ending on or after the Reduced Distribution Trigger Date.

          (D) So long as any Series C Preferred Units are outstanding, no distributions, except as described in the immediately following sentence, shall be declared or paid or set apart for payment on any class or series of Parity

     Units for any period unless full cumulative distributions have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof set apart for such payment on the Series C Preferred Units for all Distribution Periods terminating on or prior to the distribution payment date for such class or series of Parity Units. When distributions are not paid full or a sum sufficient for such payment is not set apart, as aforesaid, all distributions declared upon Series C Preferred Units and all distributions declared upon any other class or series of Parity Units shall be declared ratably in proportion to the respective amounts of distributions accumulated and unpaid on the Series C Preferred Units and accumulated and unpaid on such Parity Units.

          (E) So long as any Series C Preferred Units are outstanding, no distributions (other than distributions paid solely in Fully Junior Units or options, warrants or rights to subscribe for or purchase Fully Junior Units) shall be declared or paid or set apart for payment or other distribution shall be declared or made or set apart for payment upon Junior Units, nor shall any Junior Units be redeemed, purchased or otherwise acquired (other than a redemption, purchase or other acquisition of Class C Units made for purposes of an employee incentive or benefit plan of the General Partner or any subsidiary) for any consideration (or any moneys be paid to or made available for a sinking fund for the redemption of any such Junior Units) by the Partnership, directly or indirectly (except by conversion into or exchange for Fully Junior Units), unless in each case
     (i) the full cumulative distributions on all outstanding Series C Preferred Units and any other Parity Units of the Partnership shall have been paid or declared and set apart for payment for all past Distribution Periods with respect to the Series C Preferred Units and all past distribution periods with respect to such Parity Units and (ii) sufficient funds shall have been paid or set apart for the payment of the distribution for the current Distribution Period with respect to the Series C Preferred Units and the current distribution period with respect to such Parity Units.

          (F) No distributions on the Series C Preferred Units shall be declared by the General Partner or paid or set apart for payment by the Partnership at such time as the terms and provisions of any agreement of the General Partner or the Partnership, including any agreement relating to indebtedness of either of them, prohibits such declaration, payment, or setting apart for payment or provides that such declaration, payment or setting apart for payment would constitute a breach thereof or a default thereunder, or if such declaration or payment shall be restricted or prohibited by law.

          (3)  Liquidation Preference.
               ----------------------

          (A) In the event of any liquidation, dissolution or winding up of the Partnership, whether voluntary or involuntary, before any payment or distribution of the assets of the Partnership shall be made to or set apart for the holders of Junior Units, the General Partner, in its capacity as holder of the Series C Preferred Units, shall be entitled to the sum of (i) $100,000 per Series

     C Preferred Unit (the "SERIES C LIQUIDATION PREFERENCE") plus (ii) an amount equal to all distributions (whether or not earned or declared) accumulated, accrued and unpaid thereon to the date of final distribution to the General Partner, in its capacity as such holder; but the General Partner, in its capacity as the holder of Series C Preferred Units shall not be entitled to any further payment. Until the holders of Series C Preferred Units have been paid, the Series C Liquidation Preference in full, no payment will be made to any holder of Junior Units upon the liquidation, dissolution, or winding up of the General Partner. If, upon any such liquidation, dissolution or winding up of the Partnership, the assets of the Partnership, or proceeds thereof, distributable to the General Partner, in its capacity as the holder of Series C Preferred Units, shall be insufficient to pay in full the preferential amount aforesaid and liquidating payments on any other class or series of Parity Units, then such assets, or the proceeds thereof, shall be distributed among the General Partner, in its capacity as the holder of such Series C Preferred Units, and the holders of such other Parity Units ratably in accordance with the respective amounts that would be payable on such Series C Preferred Units and such other Parity Units if all amounts payable thereon were paid in full. For the purposes of this Section 3, (x) a consolidation or merger of the Partnership with one or more partnerships, limited liability companies, corporations, real estate investment trusts or other entities and (y) a sale, lease or conveyance of all or substantially all of the Partnership's property or business shall not be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary, of the Partnership.

          (B) Subject to the rights of the holders of Partnership Units of any series or class or classes of shares of capital stock ranking on a parity with or prior to the Series C Preferred Units upon any liquidation, dissolution or winding up of the Partnership, after payment shall have been made in full to the General Partner, in its capacity as the holder of the Series C Preferred Units, as provided in this Section 3, any other series or class or classes of Junior Units shall, subject to any respective terms and provisions applying thereto, be entitled to receive any and all assets remaining to be paid or distributed, and the General Partner, in its capacity as the holder of the Series C Preferred Units, shall not be entitled to share therein.

          4.  Redemption Right.
              ----------------

          In the event that the General Partner is required to redeem or repurchase any shares of Series C Preferred Stock pursuant to the terms thereof, the Partnership shall redeem an equivalent number of Series C Preferred Units for consideration equal to the consideration payable by the General Partner upon redemption of such shares of Series C Preferred Stock.

          5.  Ranking.  Any class or series of Partnership Units shall be deemed
              -------
     to rank:

          (A) prior to the Series C Preferred Units, as to the payment of distributions and as to distribution of assets upon liquidation, dissolution or winding up of the Partnership, if the holders of such class or series of Partnership Units shall be entitled to the receipt of distributions or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the holders of Series C Preferred Units;

          (B) on a parity with the Series C Preferred Units as to the payment of distributions and as to the distribution of assets upon liquidation, dissolution or winding up of the Partnership, whether or not the distribution rates, distribution payment dates or redemption or liquidation prices per Partnership Unit be different from those of the Series C Preferred Units, if the holders of such class or series of Partnership Units and the Series C Preferred Units shall be entitled to the receipt of distributions and of amounts distributable upon liquidation, dissolution or winding up in proportion to their respective amounts of accrued and unpaid distributions per Partnership Unit or liquidation preferences, without preference or priority one over the other ("PARITY UNITS"); the outstanding Series A Cumulative Convertible Redeemable Preferred Units and Series B Cumulative Convertible Redeemable Preferred Units of the General Partner are Parity Units;

          (C) junior to the Series C Preferred Units, as to the payment of distributions or as to the distribution of assets upon liquidation, dissolution or winding up of the Partnership, if such class or series of Partnership Units shall be Junior Units; and

          (D) junior to the Series C Preferred Units, as to the payment of distributions and as to the distribution of assets upon liquidation, dissolution or winding up of the Partnership, if such class or series of Partnership Units shall be Fully Junior Units.

          6.  Voting.  Except as required by law, the General Partner, in its
              ------
     capacity as the holder of the Series C Preferred Units, shall not be entitled to vote at any meeting of the Partners or for any other purpose or otherwise to participate in any action taken by the Partnership or the Partners, or to receive notice of any meeting of the Partners.

          7.  Restriction on Ownership.  The Series C Preferred Units shall be
              ------------------------
     owned and held solely by the General Partner.

          8.  General.  The rights of the General Partner, in its capacity as
              -------
     the holder of the Series C Preferred Units, are in addition to and not in limitation on any other rights or authority of the General Partner, in any other capacity, under the Agreement. In addition, nothing contained in this Exhibit H shall be deemed to limit or otherwise restrict any rights or
          ---------
     authority of the General Partner under the Agreement, other than in its capacity as the holder of the Series C Preferred Units.
                              *     *     *     *