Form 10-Q/A
period 1998-03-31
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 1998-05-14
CIK 919004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ___________________
                                  FORM 10-Q/A

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

May 14, 1998             By:  /s/   W. D. Minami
                              ----------------------------------------------
                              W. D. Minami
                              Senior Vice President and Chief Financial Officer
                              of Charles E. Smith Residential Realty, Inc.
                              (on behalf of the Registrant and as Principal
                              Financial Officer)

                         By:  /s/  Steven E. Gulley
                              ---------------------------------------------
                              Steven E. Gulley
                              Vice President and Chief Accounting Officer
                              of Charles E. Smith Residential Realty, Inc.