Form 10-Q
period 1998-09-30
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 1998-11-12
CIK 919004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ___________________
                                   FORM 10-Q

        X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
       ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


  As of October 16, 1998, there were 17,479,435 shares of Common Stock of the Registrant issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                   FORM 10-Q
                                     INDEX

                                                                         Pages
                                                                         -----
PART I  - FINANCIAL INFORMATION
  Item 1: Financial Statements

     Charles E. Smith Residential Realty, Inc. Financial
     Statements as of September 30, 1998 and December 31, 1997,
     Filed as a Part of This Report

     Consolidated Balance Sheets                                            3

     Consolidated Statements of Operations                                  4

     Consolidated Statements of Shareholders' Equity                        5

     Condensed Consolidated Statements of Cash Flows                        6

     Notes to Consolidated Financial Statements                             7

  Item 2: Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    13

PART II - OTHER INFORMATION                                                29

SIGNATURES                                                                 30

                         ITEM 1.  FINANCIAL STATEMENTS

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands, Except Per Share Data)




                                                                 September 30, 1998    December 31, 1997
                                                                 ------------------    ------------------
                                                                    (Unaudited)
  ASSETS

Rental property, net                                               $        952,063     $         751,230
Rental property under construction                                          106,562                53,093
Cash and cash equivalents                                                    13,116                 -
Tenants' security deposits                                                    2,649                 2,453
Escrow funds                                                                 10,650                 7,606
Investment in and advances to Property Service Businesses                    26,392                14,141
Deferred charges, net                                                        14,956                16,047
Other assets                                                                 16,387                20,936
                                                                  -----------------     -----------------
                                                                  $       1,142,775     $         865,506
                                                                  =================     =================

  LIABILITIES AND EQUITY

Liabilities
 Mortgage loans                                                   $         482,476     $         500,435
 Lines of credit                                                            244,500               105,000
 Construction loans                                                          25,572                 5,536
 Accounts payable and accrued expenses                                       22,650                13,732
 Tenants' security deposits                                                   2,649                 2,453
                                                                  -----------------     -----------------
  Total liabilities                                                         777,847               627,156
                                                                  -----------------     -----------------

Commitments and contingencies

Minority Interest                                                           100,941                80,036

Shareholders' equity
 Preferred stock - $0.01 par value; 2,640,325 shares authorized;
  Series A Cumulative Convertible Redeemable Preferred
  Stock, liquidation preference of $27.08; 2,640,325 and
  1,661,744 shares issued and outstanding at September 30, 1998
  and December 31, 1997, respectively                                        71,500                45,000
 Preferred stock - $ 0.01 par value;  1,216,666 shares authorized;
  Series B Cumulative Convertible Redeemable Preferred
  Stock, liquidation preference of $28.50; 973,933 and
  1,216,666 shares issued and outstanding at September 30, 1998
  and December 31, 1997, respectively                                        27,757                34,675
 Preferred stock - $ 0.01  par value;  500 shares authorized;
  Series C Cumulative Redeemable Preferred Stock,
  liquidation preference of $100,000; 500 shares issued
  and outstanding                                                            50,000                 -
 Common stock - $0.01 par value; 95,000,000 shares
  authorized; 17,471,741 and 14,942,429 shares issued
  and outstanding at September 30, 1998 and December 31, 1997,
  respectively                                                                  175                   150
 Additional paid-in capital - includes contributed
  deficit of $244,208                                                       126,806                84,861
 Retained deficit                                                           (12,251)               (6,372)
                                                                  -----------------     -----------------
   Total shareholders' equity                                               263,987               158,314
                                                                  -----------------     -----------------

                                                                   $      1,142,775     $         865,506
                                                                  =================     =================


        The accompanying notes are an integral part of these statements

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      For the Three Months                   For the Nine Months
                                                      Ended September 30,                   Ended September 30,
                                               -----------------------------------  -------------------------------

                                                    1998                 1997             1998            1997
                                               --------------       --------------  --------------   --------------
Rental Properties:
    Revenues                                  $      66,061         $    50,829     $    183,488     $   145,088

    Expenses
      Operating costs                                23,301             (18,296)         (62,482)        (52,062)
      Real estate taxes                              (4,481)             (3,098)         (12,722)         (9,096)
      Depreciation                                   (7,970)             (5,294)         (21,445)        (15,440)
                                              -------------         -----------     ------------     -----------

                   Total expenses                    35,752             (26,688)         (96,649)        (76,598)

Equity in income of Property Service
 Businesses                                           2,693               1,931            5,584           3,636

Corporate general and administrative
 expenses                                            (2,177)             (1,544)          (6,405)         (4,583)
Interest income                                         388                 236              855             768
Interest expense                                     12,582             (10,981)         (35,071)        (33,664)
                                              -------------         -----------     ------------     -----------

Income before gain on sale, loss on unused
 treasury lock, and extraordinary item               18,631              13,783           51,802          34,647

Gain on sale of property                                  -                   -            3,120               -

Loss on unused treasury lock                         (4,923)                  -           (4,923)              -
                                              -------------         -----------     ------------     -----------

Income before extraordinary item                     13,708              13,783           49,999          34,647

Extraordinary item - loss on extinguishment
 of debt                                                  -                   -           (4,702)              -
                                              -------------         -----------     ------------     -----------

Net income of the Operating Partnership              13,708              13,783           45,297          34,647

Minority Interest                                    (5,434)             (6,769)         (18,977)        (17,527)
                                              -------------         -----------     ------------     -----------

Net income                                            8,274               7,014           26,320          17,120

Less: Income attributable to
      preferred shares                               (2,868)               (384)          (7,938)           (384)
                                              -------------         -----------     ------------     -----------

Net income attributable to common shares      $       5,406         $     6,630     $     18,382     $    16,736
                                              =============         ===========     ============     ===========


Earnings per common share - basic

    Income before extraordinary item          $        0.32         $      0.50     $       1.33     $      1.32
    Extraordinary item                                    -                   -            (0.17)              -
                                              -------------         -----------     ------------     -----------

    Net income                                $        0.32         $      0.50     $       1.16     $      1.32
                                              =============         ===========     ============     ===========

Earnings per common share - diluted

    Income before extraordinary item          $        0.32         $      0.49     $       1.32     $      1.32
    Extraordinary item                                    -                   -            (0.17)              -
                                              -------------         -----------     ------------     -----------

    Net income                                $        0.32         $      0.49     $       1.15     $      1.32
                                              =============         ===========     ============     ===========


        The accompanying notes are an integral part of these statements

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)

Common                                                  Series A    Series B   Series C            Additional
Stock                                                   Preferred   Preferred  Preferred   Common   Paid-in    Retained
Outstanding                                               Stock       Stock      Stock     Stock    Capital    Deficit   Total
-----------  ---------------------------------------------------------------------------------------------------------------------
 9,969,607  Balance, December 31, 1996                 $     -     $     -      $   -     $100    $ (23,852)  $(13,627) $ (37,379)
              Operating Partnership equity exchanged
                for acquisitions                             -           -          -        -       75,019        -       75,019
              Proceeds from issuance of Series A
                Preferred Stock                            45,000        -          -        -         -           -       45,000
              Proceeds from issuance of Series B
                Preferred Stock                              -         34,675       -        -         -           -       34,675
              Offering costs associated with
                Preferred Stock                              -           -          -        -         (562)       -         (562)
              Proceeds from issuance of Common Stock,
 4,555,000      net of offering costs of $5,249              -           -          -       46      124,134        -      124,180
              Conversion of Operating Partnership
   407,822      units to Common Stock                        -           -          -        4           (4)       -         -
              Repurchase and cancellation of Operating
                Partnership units                            -           -          -        -       (2,206)       -       (2,206)
              Amortization of unit grants                    -           -          -        -          579        -          579
              Adjustment for Minority Interest               -           -          -        -      (88,597)     7,813    (80,784)
    10,000    Exercise of options                            -           -          -        -          350        -          350
              Net income                                     -           -          -        -         -        26,593     26,593
              Dividends                                      -           -          -        -         -       (27,151)   (27,151)
 ---------                                             ----------  ----------  --------  ------    --------   --------  ---------
14,942,429  Balance, December 31, 1997                     45,000      34,675       -      150       84,861     (6,372)   158,314
              Operating Partnership equity exchanged
                for acquisitions                             -           -          -       -        11,820        -       11,820
              Proceeds from issuance of Common Stock,
1,400,000       net of offering costs of $21                 -           -          -      14        45,640        -       45,654
              Proceeds from issuance of Series A
                Preferred Stock                            26,500        -          -       -          -           -       26,500
              Proceeds from issuance of Series C
                Preferred Stock                              -           -       50,000     -          -           -       50,000
              Offering costs associated with
                Preferred Stock                              -           -          -       -        (1,461)       -       (1,461)
              Conversion of Preferred Stock to Common
   242,733      Stock                                        -         (6,918)      -       2         6,916        -           -
              Conversion of Operating Partnership
   860,579      units to Common Stock                        -           -          -       9            (9)       -           -
              Repurchase and cancellation of Operating
                Partnership units                            -           -          -       -          (594)       -         (594)
    21,000    Stock grants awarded                           -           -          -       -          -           -            -
              Amortization of grants                         -           -          -       -           460        -          460
     5,000    Exercise of options                            -           -          -       -         2,719        -        2,719
              Net income                                     -           -          -       -          -        26,320     26,320
              Dividends                                      -           -          -       -          -       (32,199)   (32,199)
              Adjustment for Minority Interest               -           -          -       -       (23,546)       -      (23,546)
 ---------                                             ----------  ----------  --------  ------   ---------   --------  ---------
17,471,741  Balance, September 30, 1998 (unaudited)    $   71,500  $   27,757  $ 50,000   $175    $ 126,806   $(12,251) $ 263,987
==========                                             ==========  ==========  ========  ======   =========   ========  =========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                   ---------------------------------
                                                                                      1998                   1997
                                                                                   ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                              $   84,337             $   50,593

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions and development of rental property                                  (213,957)               (16,518)
    Additions to rental property                                                      (13,170)                (8,177)
    Increase in investment in and advances
       to Property Service Businesses                                                 (12,251)                (5,813)
    Decrease (increase) in acquisition deposits and other                                 280                (11,248)
                                                                                   ----------             ----------
           Net cash used by investing activities                                     (239,098)               (41,756)
                                                                                   ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                             45,654                 82,855
    Net proceeds from sale of preferred stock                                          75,039                 19,772
    Mortgages, net                                                                    (51,416)               (10,030)
    Lines of credit, net                                                               39,500                (44,050)
    Construction loans, net                                                            20,036                (17,686)
    Prepayment penalties                                                               (3,025)                     -
    Termination of treasury lock                                                       (4,923)                     -
    Dividends and distributions                                                       (53,819)               (37,687)
    Other, net                                                                            831                   (693)
                                                                                   ----------             ----------
           Net cash provided (used) by financing activities                           167,877                 (7,519)
                                                                                   ----------             ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              13,116                  1,318

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              -                  3,898
                                                                                   ----------             ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   13,116             $    5,216
                                                                                   ==========             ==========
    SUPPLEMENTAL INFORMATION:
       Capitalized interest                                                        $    4,382              $     436
       Purchase of property in exchange for Operating Partnership units                11,820                 47,129
       Purchase of property in exchange for assumption of debt                         33,456                 80,164

        The accompanying notes are an integral part of these statements

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. BASIS OF PRESENTATION

   The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty, Inc. (the "Company") and Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to the Company's control as sole general partner. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of September 30, 1998 and the results of operations for the interim periods ended September 30, 1998 and 1997. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K.

   The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of September 30, 1998, the Operating Partnership owned 49 operating multifamily properties containing 19,951 apartment units, two retail shopping centers aggregating 436,000 square feet, and four development sites with approximately 2,100 units under construction. The Operating Partnership also owns substantially all of the economic interest in entities which provide multifamily and retail property management and leasing, construction and construction management services, engineering and technical services, and financial advisory services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

   Certain amounts from the prior year have been reclassified to conform to the current year's presentation. In addition, Minority Interest has been restated for the prior year to conform with Statement of Financial Accounting Standards No. 128 "Earnings Per Share".

2. ACQUISITIONS AND DISPOSITIONS

   During the first quarter, the Company completed the acquisition of two multifamily properties in northwest Washington, D.C. totaling 287 apartment units. The total cost of approximately $13.8 million was comprised of 254,000 Operating Partnership units valued at approximately $8.8 million, $3.2 million cash and approximately $1.8 million of initial capital improvements. One of the properties was an affiliate in which the Company previously owned a minority interest. Both properties were previously managed by the Company.

   During the first quarter, the Company also sold Oxford Manor, a 227-unit multifamily property located in southeast Washington, D.C., for $4.4 million. The Company recognized a gain on the sale of $3.1 million.

        During the second quarter, the Company acquired a 1,075-unit multifamily property in Chicago, Illinois. The cost of approximately $70 million cash was funded from the line of credit and proceeds from the sale of Series A Preferred Shares totaling $26.5 million. The total capitalized cost of approximately $74 million reflects $4 million of planned initial capital improvements. The Company also acquired in April a 299-unit multifamily property in Arlington, Virginia for approximately $39 million cash funded from the line of credit. The property had been managed by the Company since
January 1, 1998.

   During the second quarter, the Company also began construction of an 11-story, 142-unit high rise in northwest Washington, D.C. Total cost is expected to be approximately $25 million, which will be funded from the Company's line of credit, and initial occupancy is expected in late 1999.

   During the third quarter, the Company acquired a newly-constructed 281-unit mid-rise multifamily property in Boston, Massachusetts. The total capitalized cost of approximately $63.3 million was comprised of $26.8 million cash, $31.5 million in assumed debt, a fair value adjustment to debt of $2.0 million, and 92,793 Operating Partnership units valued at $3.0 million.

   As a result of property acquisitions/dispositions, stock offerings and the conversion of partnership units into common shares, the Company's ownership percentage of the Operating Partnership increased from 51.5% as of September 30, 1997 to 60.5% as of September 30, 1998 based on the number of outstanding units.

3. LOANS

   The $110.1 million principal balance of Mortgage Pool One was partially repaid on February 28, 1998, in conjunction with the sale of Oxford Manor, and fully repaid on March 31, 1998.

   The Company terminated its $100 million line of credit in 1998 and entered into a new $275 million, unsecured line of credit with PNC Bank, NationsBank, and U.S. Bank, as agents, which matures in March 2001. Draws upon the new line are subject to certain unencumbered asset requirements and bear interest at a selected London Interbank Offer Rate (LIBOR) plus 75 to 110 basis points based on the leverage ratio of the Company. As of September 30, 1998, the weighted average interest rate on outstanding draws was 6.65%. If the Company receives an investment grade rating on its unsecured debt, the interest rate will decrease to 60 to 90 basis points over LIBOR based on the rating.

   During the second quarter, the Company obtained a $53 million, ten year secured loan from Prudential at a fixed coupon rate of 6.88%. The loan is secured by two of the multifamily properties and, under certain conditions, may be converted to an unsecured loan. In conjunction with this loan, the Company terminated a $20 million (notional value) treasury lock contract at a gain of $0.4 million which will be amortized over the term of the new loan.

   During the third quarter, the Company obtained a $90 million interest-only construction loan in connection with the development of One Superior Place in Chicago, Illinois, with interest at LIBOR plus 135 basis points, payable monthly, due July 1, 2001. At the Company's option, maturity may be extended up to two years. The loan is collateralized by the property.

   During the third quarter, the Company assumed a $31.5 million mortgage loan in connection with an acquisition. The loan has a fixed interest rate of 7.78% with principal amortized using a 25-year amortization schedule and a final payment due June 2009.

   During the third quarter, the Company terminated a $50 million (notional value) treasury lock contract at a loss of $4.9 million. The treasury lock was put in place in the first quarter of 1998 in anticipation of a planned 10-year, unsecured financing which ultimately did not occur and is not anticipated to occur in the near future. Therefore, this amount has been charged to current period earnings.

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

   In June 1998, 91,467 shares of Series B Cumulative Convertible Redeemable Preferred Stock (Series B Preferred Stock) were converted to common shares on a one-for-one basis.

   In July 1998, the Company completed the sale of 1.4 million shares of common stock (par value $0.01 per share) under its existing shelf registration statement at a net purchase price of $32.625 per share. The net proceeds of approximately $45.7 million have been used to retire outstanding debt and for working capital needs.

   In September 1998, 151,266 shares of Series B Preferred Stock were converted to common shares on a one-for-one basis.

6. PER SHARE DATA

   Earnings per common share of the Company for the three and nine months ended September 30, 1998 and 1997 is computed based on weighted average common shares/units outstanding during the period as follows (in millions):

                                            Three months ended September 30,
                                            -------------------------------
                                                 1998            1997
                                            ---------------  --------------

                                             Basic  Diluted  Basic  Diluted
                                            ------  -------  -----  -------
Weighted Average Common Shares                15.5     15.6   13.4     13.5
Weighted Average Common Operating
 Partnership Units/1/                         15.2     15.2   13.4     13.4


                                            Nine months ended September 30,
                                            ---------------  --------------
                                                 1998            1997
                                            ---------------  --------------
                                             Basic  Diluted  Basic  Diluted
                                            ------  -------  -----  -------
Weighted Average Common Shares                15.9     16.0   12.7     12.8
Weighted Average Common Operating
 Partnership Units/1/                         14.0     14.0   13.2     13.2

/1/ Represents Operating Partnership units not held by Company


    Operating Partnership units not held by the Company may be redeemed at the Unitholders' sole discretion. Such redemption may be made for cash at the then fair value of the Company's common stock, or, at the option of the Company, for shares of common stock of the Company on a one-for-one basis, which does not have a dilutive effect. During the nine months ended September 30, 1998, approximately 0.9 million Operating Partnership units were redeemed for shares of common stock.

   Reconciliations of income and shares used to calculate basic and diluted earnings per share for the nine months ended September 30, 1998 and the three months ended September 30, 1997 follow (dilutive securities had no effect on earnings for the three months ended September 30, 1998 and the nine months ended September 30, 1997):

                                                                    Weighted      Per Share
                                                     Income      Average Shares     Amount
                                                     ------      --------------     -------
Nine Months Ended September 30, 1998             (In Thousands)  (In Thousands)
------------------------------------

Income before extraordinary item                    $ 49,999
Minority Interest                                    (20,947)
Income Attributable to Preferred Shares               (7,938)
                                                    --------
Earnings per share - Basic
   Income attributable to common
     shareholders before extraordinary item         $ 21,114         15,870        $ 1.33
Effect of Dilutive Securities
 Options/1/                                              111            178         (0.01)
                                                    --------         ------        ------
Earnings per share - Diluted                        $ 21,225         16,048        $ 1.32
                                                    ========         ======        ======

Three Months Ended September 30, 1997
-------------------------------------
Net Income                                          $ 13,783
Minority Interest                                     (6,769)
Income Attributable to Preferred Shares                 (384)

Earnings per share - Basic
   Income attributable to common
     shareholders before extraordinary item         $  6,630         13,350        $ 0.50
Effect of Dilutive Securities
 Options/1/                                               45            176         (0.01)
                                                    --------         ------        ------
Earnings per share - Diluted                        $  6,675         13,526        $ 0.49
                                                    ========         ======        ======

/1/ Adjustment to numerator reflects change in the Minority Interest share of income based on ownership calculation including common stock equivalents.

   Options to purchase 0.8 million shares of common stock were not included in the computation of diluted earnings per share because the options' exercise price was higher than the average price of the common shares. All convertible preferred shares were also excluded from the calculation of diluted earnings per share since the preferred dividends paid per share exceeded basic earnings per share.

7. COMMITMENTS AND CONTINGENCIES

   As of September 30, 1998, the Company had executed four contracts to purchase to-be-constructed multifamily properties totaling approximately 1,200 apartment units. The maximum aggregate contract purchase price totals $151 million with projected closing dates between June 2000 and May 2001. The contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. At September 30, 1998, the Company had posted three letters-of-credit totaling
$7.7 million in accordance with three of the contracts to be drawn upon only if the Company defaults on its contractual obligations to purchase the completed assets.

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

10. SUBSEQUENT EVENTS

    In October 1998, the Company established a standby credit facility of up to $300 million with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was $140 million at 6.75% for fifteen years. The bulk of the proceeds were used to retire Mortgage Pool Two of $125.2 million and the associated prepayment penalty of $9.5 million. Terms and rates of subsequent draws on this facility will be determined at the time of use.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three and nine months ended September 30, 1998 and 1997 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles
E. Smith Residential Realty, Inc. (the "Company"), Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to its control as sole general partner.

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

RENTAL REVENUE

    Average revenue per apartment unit for the Company's core multifamily properties increased approximately 4.8% in the third quarter of 1998 as compared with 1997.

    A schedule of portfolio statistics follows:

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
--------------------------------------------------------------------------------
 Residential Portfolio Statistics for the Three Months Ended September 30, 1998

                                                             Number of     Average     Monthly     Average
                                               Property      Apartment     Sq. Ft.     Revenue     Economic
Property Type/Property Name                      Type          Units       Per Unit    Per Unit    Occupancy
---------------------------                    --------     -----------  -----------  ----------  -----------

CORE RESIDENTIAL PORTFOLIO

NW Washington, D.C.
  1841 Columbia Road                           High-rise        115          634          986        98.2%
  2501 Porter Street                           High-rise        202          760        1,512        99.6%
  Albemarle                                    High-rise        235        1,097        1,245        99.8%
  Calvert-Woodley                              High-rise        136        1,001        1,183        98.7%
  Cleveland House                              High-rise        216          894        1,157        98.9%
  Connecticut Heights                          High-rise        519          536          908        95.8%
  Corcoran House                               High-rise        138          464          842        99.6%
  Statesman                                    High-rise        281          593          827        99.0%
  Van Ness South                               High-rise        625          956        1,129        99.3%
                                                              -----        -----        -----        ----
                                                              2,467          778        1,073        98.6%
Other NE & SE Washington, D.C.
  Car Barn                                     Garden           196        1,311          917        97.9%
  Fort Chaplin                                 Garden           549          983          690        98.9%
  Marbury Plaza                                High-rise        672          997          663        96.3%
                                                              -----        -----        -----        ----
                                                              1,417        1,035          708        97.6%
Other Northern Virginia - Inside Beltway

  Crystal City
  ------------
  The Bennington                               High-rise        348          804        1,091        97.3%
  Crystal House I                              High-rise        426          917        1,040        99.1%
  Crystal House II                             High-rise        402          938        1,020        99.1%
  Crystal Square                               High-rise        378        1,121        1,198        99.3%
  Crystal Place                                High-rise        180          894        1,337        99.1%
  Gateway Place                                High-rise        162          826        1,720        97.4%
  Water Park Towers                            High-rise        360          881        1,510        96.4%
                                                             ------        -----        -----        ----
                                                              2,256          923        1,218        98.2%
  Rosslyn/Ballston
  ----------------
  Courthouse Plaza                             High-rise        396          772        1,347        98.2%

  Other
  -----
  Arlington Overlook                           Mid-rise         711          877          809        97.5%
  Bedford Village                              Garden           752        1,070          931        96.7%
  Berkeley                                     Mid-rise         138          891          746        98.2%
  Boulevard of Old Town                        Garden           159          603          872        98.2%
  Columbia Crossing                            Garden           247          976        1,157        98.0%
  Columbian Stratford                          Mid-rise         227          942          781        99.0%
  Concord Village                              Garden           531        1,025          842        98.0%
  Newport Village                              Garden           937        1,115          929        97.5%
  Orleans Village                              Garden           851        1,061          853        96.4%
  Patriot Village                              Garden         1,065        1,162          942        98.3%
  Skyline Towers                               High-rise        940        1,221        1,010        96.1%
  Windsor Towers                               Mid-rise         280        1,025          824        99.0%
                                                             ------        -----        -----       -----
                                                              6,838        1,063          908        97.4%
Other Northern Virginia - Outside Beltway
  Charter Oak                                  Garden           262        1,097          971        98.3%
  Oaks of Tysons                               Garden           218          968        1,089        99.2%
  Potomac View                                 Garden           192          965          809        98.3%
  Westerly at Worldgate                        Garden           320          921        1,122        96.2%
                                                             ------        -----        -----       -----
                                                                992          986        1,014        97.8%
Suburban Maryland
  The Manor                                    Garden           435          999          787        97.7%
  Suburban Tower                               High-rise        172          677          847        99.1%
                                                             ------        -----        -----       -----
                                                                607          908          804        98.1%
                                                             ------        -----        -----       -----
  Subtotal/Average                                           14,973          973          977        97.8%
                                                             ------        -----        -----       -----

                                                             Number of     Average     Monthly     Average
                                               Property      Apartment     Sq. Ft.     Revenue     Economic
Property Type/Property Name                      Type          Units       Per Unit    Per Unit    Occupancy
---------------------------                    --------     -----------  -----------  ----------  -----------
ACQUISITION PORTFOLIO

  The Kenmore (NW Washington, D.C.)            High-rise        376          725          759        96.9%
  Crystal Plaza (Crystal City)                 High-rise        540        1,129        1,279        98.6%
  Crystal Towers (Crystal City)                High-rise        912        1,107        1,170        98.9%
  Lincoln Towers (Rosslyn/Ballston)            High-rise        714          879        1,297        94.6%
  2000 Commonwealth (Boston, MA)               High-rise        188          878        1,681        95.8%
  One East Delaware (Chicago, IL)              High-rise        306          704        1,938        98.9%
  Tunlaw Gardens (NW Washington, D.C.)         Garden           167          850          793        98.3%
  Tunlaw Park (NW Washington, D.C.)            Mid-rise         120          856        1,143        99.5%
  Parc Vista (Crystal City)                    High-rise        299          770        1,397        99.7%
  McClurg Court (Chicago, IL)                  High-rise      1,075          688        1,349        95.5%
  Cronin's Landing (Waltham, MA)               Mid-risen        281        1,129          N/A         N/A
                                                             ------        -----        -----       -----
    Sub-Total/Average                                         4,978          890          N/A         N/A
                                                             ------        -----        -----       -----


DEVELOPMENT PORTFOLIO

  Springfield Station
    (Other Northern Virginia)                  Mid-rise/
                                                 Garden         631
  Courthouse Place (Rosslyn/Ballston)          High-rise        564
  One Superior Place (Chicago)                 High-rise        809
  Park Connecticut (NW Washington, D.C.)       High-rise        142
                                                              -----
    Sub-Total/Average                                         2,146
                                                             ------

All Residential Properties                                   22,097
                                                             ======

RENTAL PROPERTIES

     Revenues, expenses and income from the multifamily and retail properties for the three and nine months ended September 30, 1998 and 1997 were as follows (in thousands):

                                         Three Months Ended        Nine Months Ended
                                        --------------------    -----------------------
                                           September 30,              September 30,
                                        --------------------    -----------------------

                                           1998      1997          1998          1997
                                        --------   --------     ---------     ---------
Multifamily Properties - Core/(1)/
     Revenues                           $ 43,906   $ 41,891     $ 127,982     $ 122,569
     Expenses                            (18,900)   (17,887)      (53,270)      (52,107)
                                        --------   --------     ---------     ---------
     Income before depreciation         $ 25,006   $ 24,004     $  74,712     $  70,462
                                        ========   ========     =========     =========
Multifamily Properties-
  Acquisitions and Dispositions/(2)/
     Revenues                           $ 19,325   $  6,306     $  47,726     $  15,037
     Expenses                             (7,859)    (2,648)      (18,872)    $  (6,457)
                                        --------   --------     ---------     ---------
     Income before depreciation         $ 11,466   $  3,658     $  28,854     $   8,580
                                        ========   ========     =========     =========
Multifamily Properties-
  Development
     Revenues                           $    387   $      0     $     474     $       0
     Expenses                               (261)       (14)         (665)          (14)
                                        --------   --------     ---------     ---------
     Income before depreciation         $    126   $    (14)    $    (191)    $     (14)
                                        ========   ========     =========     =========
Retail Properties
     Revenues                           $  2,443   $  2,632     $   7,306     $   7,482
     Expenses                               (762)      (845)       (2,397)       (2,580)
                                        --------   --------     ---------     ---------
     Income before depreciation         $  1,681   $  1,787     $   4,909     $   4,902
                                        ========   ========     =========     =========
Total Rental Properties
     Revenues                           $ 66,061   $ 50,829     $ 183,488     $ 145,088
     Expenses                            (27,782)   (21,394)      (75,204)      (61,158)
     Depreciation                         (7,970)    (5,294)      (21,445)      (15,440)
                                        --------   --------     ---------     ---------
     Income from Rental Properties      $ 30,309   $ 24,141     $  86,839     $  68,490
                                        ========   ========     =========     =========


/(1)/ Represents properties owned as of December 31, 1996.
/(2)/ Includes operations of Oxford Manor which was sold in February 1998.

PROPERTY SERVICE BUSINESSES

   Revenues, expenses and income from the various Property Service Businesses for the three and nine months ended September 30, 1998 and 1997 were as follows (in thousands):

                                         Three Months Ended        Nine Months Ended
                                        --------------------    -----------------------
                                           September 30,              September 30,
                                        --------------------    -----------------------
                                           1998      1997          1998          1997
                                        --------   --------     ---------     ---------
Multifamily & Retail Property
Management Services/(1)/
     Revenues                           $ 10,648   $ 2,489      $ 18,493       $  7,763
     Expenses                            (10,024)   (2,227)      (17,503)        (7,159)
                                        --------   --------     --------       --------
    Income before depreciation          $    624   $    262     $    990       $    604
                                        ========   ========     ========       ========
Interior Construction and Renovation
 Services
     Net Fee Revenues                   $  2,516   $  2,000     $  5,561       $  4,626
     Expenses                             (1,569)    (1,433)      (4,614)        (4,049)
                                        --------   --------     --------       --------
     Income before depreciation         $    947   $    567     $    947       $    577
                                        ========   ========     ========       ========
Engineering and Technical Services
(including reimbursed costs)
     Revenues                           $ 18,014   $ 12,982     $ 49,153       $ 36,913
     Expenses                            (16,899)   (12,060)     (46,302)       (34,007)
                                        --------   --------     --------       --------
     Income before depreciation         $  1,115   $    922     $  2,851       $  2,906
                                        ========   ========     ========       ========
Financing Services
     Revenues                           $    742   $    704     $  2,623       $    996
     Expenses                               (169)      (206)        (766)          (577)
                                        --------   --------     --------       --------
     Income before depreciation         $    573   $    498     $  1,857            419
                                        ========   ========     ========       ========
Total Property Service Businesses
     Revenues                           $ 31,920   $ 18,175     $ 75,830       $ 50,298
     Expenses                            (28,661)   (15,926)     (69,185)       (45,792)
     Depreciation                           (566)      (318)      (1,061)          (870)
                                        --------   --------     --------       --------
     Income from Property
        Service Businesses              $  2,693   $  1,931     $  5,584       $  3,636
                                        ========   ========     ========       ========

/(1)/ Includes May 1998 purchase of Presidential Villas.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

    SUMMARY. Net income of the Operating Partnership decreased $0.1 million, or 0.5%, from $13.8 million for the three months ended September 30, 1997 to $13.7 million for the three months ended September 30, 1998 due primarily to a $4.9 million loss in connection with the termination of an unused treasury lock. Funds from Operations ("FFO") of the Operating Partnership increased
$6.7 million, or 35.3%, from $19.1 million to $25.8 million during the same period. Net income of the Company decreased from $6.6 million, or $0.49 per diluted common share, for the three months ended September 30, 1997 to $5.4 million, or $0.32 per diluted common share, for the three months ended September 30, 1998. FFO of the Company increased 58.7%, from $9.7 million to $15.4 million during the same period. The increases in FFO are primarily attributable to revenue growth of 4.8% on the core portfolio and the performance of acquired properties.

   RENTAL PROPERTIES.   Revenue from all rental properties increased
$15.3 million, or 30.0%, from $50.8 million for the three months ended September 30, 1997 to $66.1 million for the three months ended September 30, 1998. Expenses (including depreciation) from all rental operations increased $9.1 million, or 34.1% from $26.7 million during the third quarter of 1997 to $35.8 million during the current quarter.

         CORE PORTFOLIO.  Revenue from the core portfolio increased
$2.0 million, or 4.8%, over the prior year period resulting in average monthly revenue per apartment unit of $977. This was primarily due to continued strong demand in all submarkets, particularly Northwest Washington, D.C. Management successfully increased rents during the quarter and improved vacancy levels. Average economic occupancy for the core portfolio was at its high for the year at 97.8% for the three months ended September 30, 1998 compared to 97.3% for the comparable prior year. Expenses for the core portfolio increased $1.5 million or 6.8% including an increase of $0.5 million in depreciation expense, due primarily to higher than expected costs of selected outsourcing as well as anticipated repair and maintenance projects carried over from the first half of 1998.

         ACQUISITION PORTFOLIO. The eleven acquisition properties (defined as properties acquired subsequent to December 31, 1996) contributed approximately 85%, or $13.0 million, of the total rental revenue increase and approximately $7.3 million of the total rental expense including an increase in depreciation expense of $2.0 million. Six of the acquisition properties (comprising 3,036 apartment units) were acquired during 1997 and five (comprising 1,942 units) were acquired during 1998.

         DEVELOPMENT PORTFOLIO. Springfield Station, currently the only operational development property, delivered 120 units during the quarter for a total of 200 units delivered as of September 30, 1998. The project provided net operating income of $0.1 million for the quarter.

         The leasing center for Courthouse Place was delivered in the third quarter in anticipation of initial unit deliveries expected to occur in December 1998.

Initial deliveries on the remaining two projects under construction, The Park Connecticut and One Superior Place, are expected in late 1999.


   PROPERTY SERVICE BUSINESSES. The Company uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

   Income from the Property Service Businesses increased from $1.9 million in the third quarter of 1997 to $2.7 million in the third quarter of 1998.
Income before depreciation for Multifamily and Retail Property Management Services increased $0.4 million during the third quarter of 1998 as compared to the prior year quarter due primarily to the acquisition in the second quarter of Presidential Villas, a furnished apartment business in Chicago.

   Income before depreciation for Interior Construction and Renovation Services increased $0.4 million during the three months ended September 30, 1998 as compared to the prior year period due primarily to an increase in the volume of projects completed on behalf of Affiliated commercial office property partnerships.

   Income before depreciation for Engineering and Technical Services increased $0.2 million due to a 67% increase in revenue from new facilities management contracts, particularly with government agencies. This increase was partially offset by a 16% decline in higher margin HVAC repair and replacement projects and professional service engagements.

   Revenue for Financing Services was flat for the third quarter of 1998 compared to the prior year period. The Company earned a fee on a $75 million debt financing arranged for a commercial office property owned by Charles E.
Smith Commercial Realty L.P. ("CESCR").   The fee was earned in accordance with
the Company's financing services agreement with CESCR.

   OTHER. Corporate general and administrative expenses increased 41.0% compared to the prior year quarter due primarily to additional personnel added in 1997 in connection with the Company's national acquisition program as well as the write-off of certain capitalized development costs on terminated projects. Interest expense increased $1.4 million during the quarter, or 13.5%, primarily due to additional debt related to acquisitions and development in late 1997 and 1998 partially offset by lower interest rates on the line of credit and the refinancing of Mortgage Pool One.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

   SUMMARY. Net income of the Operating Partnership increased $10.7 million, or 30.7%, from $34.6 million for the nine months ended September 30, 1997 to $45.3 million for the nine months ended September 30, 1998. Funds from Operations ("FFO") of the Operating Partnership increased $20.7 million, or 41.4%, from $50.1 million to $70.8 million during the same period. Net income of the Company increased from $16.7 million, or $1.32 per diluted common share, for the nine months ended September 30, 1997 to $18.4 million, or $1.15 per diluted common share, for the nine months ended September 30, 1998. FFO of the Company increased 66.3%, from $24.7 million to

$41.2 million during the same period. The increases in both net income and FFO are primarily attributable to rent growth on core properties, expense control and the performance of acquired properties.

   RENTAL PROPERTIES.  Revenue from all rental properties increased
$38.4 million, or 26.5%, from $145.1 million for the nine months ended September 30, 1997 to $183.5 million for the nine months ended September 30, 1998. Expenses (including depreciation) from all rental operations increased $20.0 million, or 26.2%, from $76.6 million to $96.6 million during the nine months ended September 30, 1997 and 1998, respectively

         CORE PORTFOLIO.  Revenue from the core portfolio revenue increased
$5.4 million, or 4.4% over the prior year period. Average economic occupancy for the core portfolio decreased to 96.3% for the nine months ended September 30, 1998 compared to 96.9% for the comparable prior year period which primarily reflects the higher vacancy experienced during the first two quarters. Despite the higher vacancy, average monthly revenue per core apartment unit increased 4.4% from $910 during the first nine months of 1997 to $950 during the first nine months of 1998. Operating expenses on the core portfolio increased 2.2% year-to - date over the prior year period. This was primarily due to higher personnel costs (including outsourcing ) and real estate tax expenses partially offset by utility savings related to a mild winter and lower repair and maintenance costs.

         ACQUISITION PORTFOLIO. The eleven acquisition properties (defined as properties acquired subsequent to December 31, 1996) contributed approximately 86%, or $32.7 million, of the total rental revenue increase and $12.4 million of the increase in expenses resulting in a contribution to net operating income of $20.3 million.

         DEVELOPMENT PORTFOLIO. Springfield Station, currently the only operational development property delivered initial units in May 1998 and has a total of 200 units delivered as of September 30, 1998. Estimated completion and stabilization is expected in late 1999.

   PROPERTY SERVICE BUSINESSES. The Company uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses which comprised approximately 6% of total rental property and Property Service
Business income.   Income from the Property Service Businesses increased from
$3.6 million during the nine months ended September 30, 1997 to $5.6 million in the nine months ended September 30, 1998.

   Income before depreciation for Multifamily and Retail Property Management Services increased $0.4 million during the nine months ended September 30, 1998 as compared to the prior year period due primarily to income from the Presidential Villas acquisition partially offset by a decrease in third party management fees related to acquired properties previously managed by the Company.

   Income before depreciation for Interior Construction and Renovation Services increased $0.4 million during the nine months ended September 30, 1998 as compared to the prior year period. This was due primarily to an increase in the volume of projects completed on behalf of Affiliated commercial office property partnerships, partially offset by a loss incurred during the first quarter of

1998 associated with cost overruns and unrecovered owner change orders on a large outside contract. The Company is currently pursuing an arbitration claim which may result in a partial recovery of the loss.

   Despite a 33.2% increase in revenues primarily due to significant additional facilities management contracts, income before depreciation for Engineering and Technical Services decreased $0.1 million. This was primarily due to a decrease in higher margin HVAC repair and replacement projects.

   Revenue for Financing Services increased $1.6 million for the nine months ended September 30, 1998 due to the timing of fees earned on debt refinancings arranged for commercial office properties owned or managed by Charles E. Smith Commercial Realty L.P. ("CESCR"). The fees on properties owned by CESCR were earned in accordance with the Company's one-year financing services agreement with CESCR while fees on managed properties were separately negotiated.

   OTHER. Corporate general and administrative expenses increased 39.8% compared to the prior year period due primarily to additional personnel added in mid-1997 to expand the Company's acquisition and development program and write-offs of capitalized costs on terminated acquisition and development projects. Interest expense increased $1.3 million during the period, or 4.0%, primarily due to the Company's financing of acquisition and development activities.

LIQUIDITY AND CAPITAL RESOURCES

   SUMMARY.  Net cash flow provided by operating activities increased
$33.7 million from $50.6 million for the nine months ended September 30, 1997 to $84.3 million for the nine months ended September 30, 1998. The increase is primarily a result of higher cash flow contributed by the core and acquisition portfolios and an increase of $ 8.9 million in accrued costs related primarily to real estate taxes and initial capital improvements on acquisition properties.

   Net cash flows used by investing activities increased $197.3 million during the nine months ended September 30, 1998 due primarily to acquisitions and investments in projects under construction. In addition, a $6.75 million term loan was made to SRC for the acquisition of Presidential Villas.

   Net cash flows provided by financing activities was $167.9 million for the nine months ended September 30, 1998 , primarily comprised of $75.0 million of net cash inflow from the placement of preferred stock, $45.7 million of cash inflow from the sale of common stock, and $108.1 million of net borrowings less $3.0 million of prepayment penalties, a $4.9 million loss on termination of an unused treasury lock contract and $53.8 million of dividends/distributions. Net cash flows used by financing activities of $7.5 million in the comparable prior year period primarily consisted of $71.8 million of debt repayments and $37.7 million of dividends/distributions partially offset by $82.9 million of cash inflow from the sale of common stock and $19.8 million of cash inflow from the issuance of preferred stock.

   FUNDS FROM OPERATIONS. Funds from Operations is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, unused treasury lock and sale of property, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike Funds from Operations, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

   Funds from Operations for the three and nine months ended September 30, 1998 and 1997 are computed as follows (in thousands):


                                               Three Months Ended       Nine Months Ended
                                              --------------------      ------------------
                                                 September 30,            September 30,
                                              --------------------      ------------------
                                                1998       1997          1998        1997
                                              --------    -------      --------     --------
Net Income of the Operating Partnership       $ 13,708    $13,783      $ 45,297     $ 34,647

Perpetual preferred dividends                   (1,011)        --        (2,637)          --
Depreciation of real property                    7,970      5,294        21,445       15,440
Amortization of goodwill                           228         --           228           --
Gain on sale of property                            --         --        (3,120)          --
Loss on unused treasury lock                     4,923         --         4,923           --
Extraordinary item - loss on debt
 extinguishment                                     --         --         4,702           --
                                              --------    -------      --------     --------
Funds from Operations of the Operating
     Partnership                                25,818     19,077        70,838       50,087
Minority Interest                              (10,375)    (9,349)      (29,677)     (25,338)
                                              --------    -------      --------     --------
Attributable to Shareholders                  $ 15,443    $ 9,728      $ 41,161     $ 24,749
                                              ========    =======      =========    ========

DEBT

   During 1998, the Company completed several debt financing transactions as follows:

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

 . The Company assumed a $31.5 million mortgage loan in connection with the Cronin's Landing acquisition in July 1998. The loan has a fixed interest rate of 7.78% with principal amortized using a 25-year amortization schedule and a final payment due June 2009. A fair value adjustment of $2.0 million was recorded upon assumption of this loan.

 . In September 1998, the Company terminated a $50 million (notional value) treasury lock contract at a loss of $4.9 million. The treasury lock was put in place in the first quarter of 1998 to hedge interest rate risk associated with an anticipated 10-year, unsecured financing which ultimately did not occur. Therefore, this amount has been charged to current period earnings.

 . In October 1998, the Company announced a standby credit facility of up to $300 million with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility will be $140 million at 6.75% for fifteen years. The bulk of the proceeds will be used to retire Mortgage Pool Two of $125.2 million and the associated prepayment penalty of $9.5 million. Terms and rates of subsequent draws on this facility will be determined at the time of use.

   As of September 30, 1998 , the Company had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 7.32%, as follows:

                                             Dollars in    % of
                                             Thousands    Total
                                             ----------  ------
                Fixed rate debt:
                     Mortgages                 $473,317   62.9%
                     $83M line of credit         30,000    4.0%
                Variable rate debt:
                     Mortgages                    9,159    1.2%
                     $275M line of credit       214,500   28.5%
                     Construction Loans          25,572    3.4%
                                               --------   ----
                                               $752,548    100%
                                               ========   ====

   As of September 30, 1998, the Company had $224.2 million of unused borrowing capacity available on lines of credit and construction loans. Amounts outstanding under lines of credit averaged $195.1 million for the nine months ended September 30, 1998 compared to $69.0 million for the nine months ended September 30, 1997.

   As of September 30, 1998 , the Company's Debt to Total Market Capitalization Ratio was 40.5% (based on 17.5 million common shares, 3.6 million convertible preferred shares and 13.7 million partnership units outstanding at a stock price of $30.375) versus 35.0% as of December 31, 1997 and 37.2% as of September 30, 1997.

   The Company's Interest Coverage Ratio for the nine months ended September 30, 1998 was 3.06 to 1 compared to 2.66 for the comparable prior year period.

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

   In July 1998, the Company completed the sale of 1.4 million shares of common stock (par value $0.01 per share) under its existing shelf registration statement at a net purchase price of $32.625 per share. The net proceeds of approximately $45.7 million were used to retire outstanding debt and for working capital purposes.

DEVELOPMENT

   The Company's development pipeline as of September 30, 1998 consists of the following projects:

                                                    Projected
                             Number of    Units      Initial        Estimated      Estimated    Estimated
                             of  Units  Delivered    Delivery       Completion   Stabilization    Cost
                             ---------  ---------  ------------    ------------  -------------  ---------
                                                           (in millions)

  Springfield Station
   (Northern Virginia)          631       200       May, 1998       Spring, 1999   Spring, 2000    $ 60
  Courthouse Place
   (Rosslyn/Ballston)           564       n/a       Winter, 1998    Spring, 1999   Spring, 2000    $ 68
  One Superior Place
   (Chicago)                    809       n/a       Fall, 1999      Winter, 1999   Spring, 2001    $115
  Park Connecticut
   (N.W. Washington, D.C)       142       n/a       Fall, 1999      Fall, 1999     Fall, 2000      $ 26
                              -----      -----                                                     ----
                              2,146        200                                                     $269
                              =====      =====                                                     ====

COMMITMENTS

   As of September 30, 1998, the Company had executed four contracts to purchase to-be-constructed multifamily properties as follows:

                                                                                 Estimated
                            Number of    Units      Estimated       Purchase      Purchase
                            of  Units  Delivered    Completion        Date         Price
                            ---------  ---------   ------------   ------------    --------
                                                  (in millions)
  New River Village
   (Ft. Lauderdale, FL.)      240         n/a      Spring, 2000     Fall, 2000      $32
  Wilson Boulevard
   (Rosslyn/Ballston)         220         n/a      Spring, 2000     Fall, 2000      $28
  Pollard Gardens
   (Rosslyn/Ballston)         383         n/a      Winter, 2000     Spring, 2001    $47
  Reston Landing
   (Reston, VA.)              400         n/a      Winter, 1999     Summer, 2000   $ 44
                            -----                                                  ----
                            1,243                                                  $151
                            =====                                                  ====

   These contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. At
September 30, 1998, the Company had posted three letters-of-credit totaling
$7.7 million in accordance with three of the contracts to be drawn upon only in the event the Company defaults on its contractual obligations to purchase the completed assets.

CAPITAL EXPENDITURES

  For the nine months ended September 30, 1998, total capital improvements were $13.2 million, of which $10.9 million were for the core portfolio ($726 per unit). Approximately 53% of the capital expenditures on the core portfolio in 1998 are considered by management to generate net operating income ("NOI") by increasing revenue or decreasing expenses ("NOI generating"). The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to generate NOI ("non-NOI generating"). A summary of core capital expenditures follows:

                                       Total $
                                        Spent       Average $ Per
 Expenditure Type                  (In Thousands)    Core Unit
----------------------------       --------------   -------------
Installations                      $    2,425       $    $162
Water saving devices                    1,147              77
Renovations                             1,615             108
Other                                     534              36
                                   ----------       ---------
Total NOI generating
  improvements                          5,721             383

Non-NOI generating
  improvements                          5,141             343
                                   ----------       ---------
Total capital expenditures -
  core portfolio                      $10,862            $726
                                   ==========       =========

YEAR 2000

  In 1997, the Company began a comprehensive review of its year 2000 compliance issues utilizing an overlapping, three-phased approach. Phase I involves assessments of building infrastructure and internal computer systems including both hardware and software to identify possible compliance failures. Phase II involves vendor compliance and actual testing of hardware and software applications including significant electronic interfaces. Phase III involves identifying remaining company-wide risks and development of contingency plans. The Company expects to complete Phases I and II of its Year 2000 review in mid-1999. Phase III is expected to run from March 1999 through December 1999. Based on the review plan as well as the expected success of remediation efforts currently underway, management believes the Company has no material risks related to the ability of its hardware and software to recognize the year 2000 and beyond as valid dates.

  The Company's primary financial and operational software programs are purchased from outside vendors who have already resolved year 2000 issues. The Company has received letters from these vendors indicating that their software is Year 2000 compliant. The Company is in the process of replacing one computer system, however, which is not currently year 2000 compliant at an estimated cost of approximately $1.6 million. The new system is expected to be operational in early 1999 and the related cost will be depreciated over its estimated useful life.

  As part of Phase II, the Company has initiated steps to identify and contact key vendors whose inability to provide service in the year 2000 could have a material adverse effect on the Company's business operations. With the exception of utility services, the Company believes that there are no other critical suppliers whose inability to provide service would materially affect business operations. This is due primarily to the physical nature of the Company's product as well as the availability of multiple suppliers of property services. The Company does not have a contingency plan to address the possibility that utility services may not be available. However, management believes that this is a very unlikely scenario. Readers are cautioned that
these conclusions involve numerous subjective assumptions   and there can be no
assurances that management has adequately identified or addressed all possible contingencies.

  Excluding the replacement system, the Company's Year 2000 compliance efforts have been primarily conducted with internal staff. Accordingly, the costs have been immaterial and are expensed as incurred.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES.

     In September 1998, 151,266 shares of Series B Cumulative Convertible Redeemable Preferred Stock were converted to common shares on a one-for-one basis.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION.

     As of September 30, 1998, the Company had executed four contracts to purchase to-be-constructed multifamily properties totaling approximately 1,200 apartment units. The maximum aggregate contract purchase price totals $151 million with projected closing dates between June 2000 and May 2001. The contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. At September 30, 1998, the Company had posted three letters-of-credit totaling $7.7 million in accordance with two of the contracts to be drawn upon only in the event the Company defaults on its contractual obligations to purchase the completed assets.


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



                         CHARLES E. SMITH RESIDENTIAL REALTY, INC.

November 10, 1998        By:  /s/   W. D. Minami
                              ------------------------------------
                              W. D. Minami
                              Senior Vice President and Chief Financial Officer
                               of Charles E. Smith Residential Realty, Inc.
                              (on behalf of the Registrant and as Principal
                              Financial Officer)

                         By:  /s/  Steven E. Gulley
                              ------------------------------------
                              Steven E. Gulley
                              Vice President and Chief Accounting Officer
                              of Charles E. Smith Residential Realty, Inc.