Form 10-Q/A
period 1998-09-30
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 1998-11-23
CIK 919004

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
                                                                  =================     =================


        The accompanying notes are an integral part of these statements

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      For the Three Months                   For the Nine Months
                                                      Ended September 30,                   Ended September 30,
                                               -----------------------------------  -------------------------------

                                                    1998                 1997             1998            1997
                                               --------------       --------------  --------------   --------------
Rental Properties:
    Revenues                                  $      66,061         $    50,829     $    183,488     $   145,088

    Expenses
      Operating costs                               (23,301)            (18,296)         (62,482)        (52,062)
      Real estate taxes                              (4,481)             (3,098)         (12,722)         (9,096)
      Depreciation                                   (7,970)             (5,294)         (21,445)        (15,440)
                                              -------------         -----------     ------------     -----------

                   Total expenses                   (35,752)             (26,688)         (96,649)        (76,598)

Equity in income of Property Service
 Businesses                                           2,693               1,931            5,584           3,636

Corporate general and administrative
 expenses                                            (2,177)             (1,544)          (6,405)         (4,583)
Interest income                                         388                 236              855             768
Interest expense                                    (12,582)            (10,981)         (35,071)        (33,664)
                                              -------------         -----------     ------------     -----------

Income before gain on sale, loss on unused
 treasury lock, and extraordinary item               18,631              13,783           51,802          34,647

Gain on sale of property                                  -                   -            3,120               -

Loss on unused treasury lock                         (4,923)                  -           (4,923)              -
                                              -------------         -----------     ------------     -----------

Income before extraordinary item                     13,708              13,783           49,999          34,647

Extraordinary item - loss on extinguishment
 of debt                                                  -                   -           (4,702)              -
                                              -------------         -----------     ------------     -----------

Net income of the Operating Partnership              13,708              13,783           45,297          34,647

Minority Interest                                    (5,434)             (6,769)         (18,977)        (17,527)
                                              -------------         -----------     ------------     -----------

Net income                                            8,274               7,014           26,320          17,120

Less: Income attributable to
      preferred shares                               (2,868)               (384)          (7,938)           (384)
                                              -------------         -----------     ------------     -----------

Net income attributable to common shares      $       5,406         $     6,630     $     18,382     $    16,736
                                              =============         ===========     ============     ===========


Earnings per common share - basic

    Income before extraordinary item          $        0.32         $      0.50     $       1.32     $      1.32
    Extraordinary item                                    -                   -            (0.16)              -
                                              -------------         -----------     ------------     -----------

    Net income                                $        0.32         $      0.50     $       1.16     $      1.32
                                              =============         ===========     ============     ===========

Earnings per common share - diluted

    Income before extraordinary item          $        0.32         $      0.49     $       1.31     $      1.32
    Extraordinary item                                    -                   -            (0.16)              -
                                              -------------         -----------     ------------     -----------

    Net income                                $        0.32         $      0.49     $       1.15     $      1.32
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

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          For the Nine Months
                                                                                          Ended September 30,
                                                                                   ---------------------------------
                                                                                      1998                   1997
                                                                                   ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                              $   84,337             $   50,593

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions and development of rental property                                  (213,957)               (16,518)
    Additions to rental property                                                      (13,170)                (8,177)
    Increase in investment in and advances
       to Property Service Businesses                                                 (12,251)                (5,813)
    Decrease (increase) in acquisition deposits and other                                 280                (11,248)
                                                                                   ----------             ----------
           Net cash used by investing activities                                     (239,098)               (41,756)
                                                                                   ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                             45,654                 82,855
    Net proceeds from sale of preferred stock                                          75,039                 19,772
    Mortgages, net                                                                    (51,416)               (10,030)
    Lines of credit, net                                                              139,500                (44,050)
    Construction loans, net                                                            20,036                (17,686)
    Prepayment penalties                                                               (3,025)                     -
    Termination of treasury lock                                                       (4,923)                     -
    Dividends and distributions                                                       (53,819)               (37,687)
    Other, net                                                                            831                   (693)
                                                                                   ----------             ----------
           Net cash provided (used) by financing activities                           167,877                 (7,519)
                                                                                   ----------             ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              13,116                  1,318

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              -                  3,898
                                                                                   ----------             ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   13,116             $    5,216
                                                                                   ==========             ==========
    SUPPLEMENTAL INFORMATION:
       Capitalized interest                                                        $    4,382              $     436
       Purchase of property in exchange for Operating Partnership units                11,820                 47,129
       Purchase of property in exchange for assumption of debt                         33,456                 80,164

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

                                                             Number of     Average     Monthly     Average
                                               Property      Apartment     Sq. Ft.     Revenue     Economic
Property Type/Property Name                      Type          Units       Per Unit    Per Unit    Occupancy
---------------------------                    --------     -----------  -----------  ----------  -----------

CORE RESIDENTIAL PORTFOLIO

NW Washington, D.C.
  1841 Columbia Road                           High-rise        115          634          986        98.2%
  2501 Porter Street                           High-rise        202          760        1,512        99.6%
  Albemarle                                    High-rise        235        1,097        1,245        99.8%
  Calvert-Woodley                              High-rise        136        1,001        1,183        98.7%
  Cleveland House                              High-rise        216          894        1,157        98.9%
  Connecticut Heights                          High-rise        519          536          908        95.8%
  Corcoran House                               High-rise        138          464          842        99.6%
  Statesman                                    High-rise        281          593          827        99.0%
  Van Ness South                               High-rise        625          956        1,129        99.3%
                                                              -----        -----        -----        ----
                                                              2,467          778        1,073        98.6%
Other NE & SE Washington, D.C.
  Car Barn                                     Garden           196        1,311          917        97.9%
  Fort Chaplin                                 Garden           549          983          690        98.9%
  Marbury Plaza                                High-rise        672          997          663        96.3%
                                                              -----        -----        -----        ----
                                                              1,417        1,035          708        97.6%
Other Northern Virginia - Inside Beltway

  Crystal City
  ------------
  The Bennington                               High-rise        348          804        1,091        97.3%
  Crystal House I                              High-rise        426          917        1,040        99.1%
  Crystal House II                             High-rise        402          938        1,020        99.1%
  Crystal Square                               High-rise        378        1,121        1,198        99.3%
  Crystal Place                                High-rise        180          894        1,337        99.1%
  Gateway Place                                High-rise        162          826        1,720        97.4%
  Water Park Towers                            High-rise        360          881        1,510        96.4%
                                                             ------        -----        -----        ----
                                                              2,256          923        1,218        98.2%
  Rosslyn/Ballston
  ----------------
  Courthouse Plaza                             High-rise        396          772        1,347        98.2%

  Other
  -----
  Arlington Overlook                           Mid-rise         711          877          809        97.5%
  Bedford Village                              Garden           752        1,070          931        96.7%
  Berkeley                                     Mid-rise         138          891          746        98.2%
  Boulevard of Old Town                        Garden           159          603          872        98.2%
  Columbia Crossing                            Garden           247          976        1,157        98.0%
  Columbian Stratford                          Mid-rise         227          942          781        99.0%
  Concord Village                              Garden           531        1,025          842        98.0%
  Newport Village                              Garden           937        1,115          929        97.5%
  Orleans Village                              Garden           851        1,061          853        96.4%
  Patriot Village                              Garden         1,065        1,162          942        98.3%
  Skyline Towers                               High-rise        940        1,221        1,010        96.1%
  Windsor Towers                               Mid-rise         280        1,025          824        99.0%
                                                             ------        -----        -----       -----
                                                              6,838        1,063          908        97.4%
Other Northern Virginia - Outside Beltway
  Charter Oak                                  Garden           262        1,097          971        98.3%
  Oaks of Tysons                               Garden           218          968        1,089        99.2%
  Potomac View                                 Garden           192          965          809        98.3%
  Westerly at Worldgate                        Garden           320          921        1,122        96.2%
                                                             ------        -----        -----       -----
                                                                992          986        1,014        97.8%
Suburban Maryland
  The Manor                                    Garden           435          999          787        97.7%
  Suburban Tower                               High-rise        172          677          847        99.1%
                                                             ------        -----        -----       -----
                                                                607          908          804        98.1%
                                                             ------        -----        -----       -----
  Subtotal/Average                                           14,973          973          977        97.8%
                                                             ------        -----        -----       -----

                                                             Number of     Average     Monthly     Average
                                               Property      Apartment     Sq. Ft.     Revenue     Economic
Property Type/Property Name                      Type          Units       Per Unit    Per Unit    Occupancy
---------------------------                    --------     -----------  -----------  ----------  -----------
ACQUISITION PORTFOLIO

  The Kenmore (NW Washington, D.C.)            High-rise        376          725          759        96.9%
  Crystal Plaza (Crystal City)                 High-rise        540        1,129        1,279        98.6%
  Crystal Towers (Crystal City)                High-rise        912        1,107        1,170        98.9%
  Lincoln Towers (Rosslyn/Ballston)            High-rise        714          879        1,297        94.6%
  2000 Commonwealth (Boston, MA)               High-rise        188          878        1,681        95.8%
  One East Delaware (Chicago, IL)              High-rise        306          704        1,938        98.9%
  Tunlaw Gardens (NW Washington, D.C.)         Garden           167          850          793        98.3%
  Tunlaw Park (NW Washington, D.C.)            Mid-rise         120          856        1,143        99.5%
  Parc Vista (Crystal City)                    High-rise        299          770        1,397        99.7%
  McClurg Court (Chicago, IL)                  High-rise      1,075          688        1,349        95.5%
  Cronin's Landing (Waltham, MA)               Mid-rise         281        1,129          N/A         N/A
                                                             ------        -----        -----       -----
    Sub-Total/Average                                         4,978          890          N/A         N/A
                                                             ------        -----        -----       -----


DEVELOPMENT PORTFOLIO

  Springfield Station
    (Other Northern Virginia)                  Mid-rise/
                                                 Garden         631
  Courthouse Place (Rosslyn/Ballston)          High-rise        564
  One Superior Place (Chicago)                 High-rise        809
  Park Connecticut (NW Washington, D.C.)       High-rise        142
                                                              -----
    Sub-Total/Average                                         2,146
                                                             ------

All Residential Properties                                   22,097
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



                         CHARLES E. SMITH RESIDENTIAL REALTY, INC.

November 23, 1998        By:  /s/   W. D. Minami
                              ------------------------------------
                              W. D. Minami
                              Senior Vice President and Chief Financial Officer
                               of Charles E. Smith Residential Realty, Inc.
                              (on behalf of the Registrant and as Principal
                              Financial Officer)

                         By:  /s/  Steven E. Gulley
                              ------------------------------------
                              Steven E. Gulley
                              Vice President and Chief Accounting Officer
                              of Charles E. Smith Residential Realty, Inc.