Form 10-K
period 1998-12-31
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 1999-03-18
CIK 919004

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
---         of 1934 for the fiscal year ended December 31, 1998, or

   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 for the period from ____________ to ______________

            Commission File Number:  1934 Act File Number:  1-13174

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
             (Exact name of registrant as specified in its charter)

                  Maryland                              54-1681655
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)               Identification No.)

           2345 Crystal Drive
       Crystal City, Arlington, VA                        22202
 (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (703) 920-8500

          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class               Name of each exchange on which registered
   -------------------               -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ----

     The aggregate market value of the 18,216,170 Shares of Common Stock held by non-affiliates of the Registrant was approximately $535,099,994 based upon the closing price on the New York Stock Exchange for such stock on March 1, 1999.

     As of March 1, 1999, there were 18,411,540 Shares of Common Stock of the Registrant issued and outstanding.

                      Documents Incorporated by Reference

     Portions of the proxy statement for the annual shareholders meeting to be held in 1999 are incorporated by reference into Part III.

                           FORWARD-LOOKING STATEMENTS

     When used throughout this report, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties which could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions, particularly with regard to the levels of multifamily property occupancy and rental growth in the Washington, D.C., Chicago and Boston metropolitan areas; the Company's ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the acceptance of the Company's financing plans by the capital markets, and the effect of prevailing market interest rates and the pricing of the Company's stock; and other risks described from time-to-time in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


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

     The Company is structured as an umbrella partnership REIT whereby all of the Company's properties, property interests, and business assets are owned by, and its operations are conducted through, Charles E. Smith Residential Realty L.P., a Delaware limited partnership (the "Operating Partnership") of which the Company is the sole general partner and holder of approximately 62% of the common and preferred units of limited partnership interest ("Units") as of March 1, 1999. The other limited partners of the Operating Partnership (the "Minority Interest") primarily consist of the former limited and general partners of properties and the former owners of the property service businesses acquired by the Operating Partnership (see "History of the Company" below). The Operating Partnership owns 100% of the nonvoting common stock, which represents 99% of the total economic interest, of three operating companies (collectively, the "Property Service Businesses") which provide property services to the properties owned by the Operating Partnership and to other multifamily, retail, and office properties. The three Property Service Businesses are: Smith Realty Company, which directly provides management, leasing, financing, development and insurance services and indirectly provides furnished corporate apartments through a wholly-owned subsidiary; Consolidated Engineering Services, Inc., which provides engineering and technical services; and Smith Management Construction, Inc., which provides construction and interior renovation services. As the sole general partner of the Operating Partnership, the Company has the exclusive power to manage and conduct the business of the Operating Partnership, subject to the consent of the holders of Units in connection with the sale of all or substantially all of the assets of the Operating Partnership. Some references made herein to the Company include the Operating Partnership and the Property Service Businesses, as the context requires.

     As of March 1, 1999, the Company, through the Operating Partnership and its subsidiaries, owned 50 operating multifamily apartment properties containing a total of 19,852 units (the "Multifamily Properties"), two retail centers containing approximately 436,000 square feet of retail space (the "Retail Properties"), and had four properties under construction containing approximately 2,100 units ("Development Properties"). All properties, excluding five in Chicago, Illinois and two in Boston, Massachusetts, are located in the Washington, D.C. metropolitan area (collectively, the "Properties").

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

     Since the Formation Transactions and through March 1, 1999, the Operating Partnership developed one and acquired 24 operating Multifamily Properties totaling 9,351 apartment units and sold three properties totaling 1,334 units. In addition, the Operating Partnership had approximately 2,100 units under construction in four Development Properties as of March 1, 1999 (see "Recent Developments" below).

Business Strategy

     The Company seeks growth in funds from operations (a common measure of equity real estate investment trust performance, defined as net income [loss] computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and other non-recurring items, plus depreciation and amortization of assets unique to the real estate industry) while preserving and enhancing property values by pursuing the following strategies: (i) maximizing cash flow from operations of the Properties by seeking to maintain high occupancy levels, obtain rent increases, manage tenant turnover efficiently, make strategic capital investments, expand the availability of furnished rental apartments, initiate new tenant fees and control operating expenses; (ii) acquiring additional multifamily properties for Common Stock, Units, or cash in situations where, in the judgment of management, the Company's business strengths have the potential to increase property performance and value; (iii) developing new multifamily properties consistent with the predecessor Smith Companies' historical policies of constructing and maintaining high quality properties for long-term income and value enhancement; and (iv) actively promoting the comprehensive property services of the Property Service Businesses to unaffiliated property owners. In addition to its activities in the Washington, D.C. metropolitan area, the Company also seeks to acquire additional properties or portfolios in Chicago, Boston, southeast Florida and other markets with characteristics similar to the Company's current portfolio that offer opportunities for profitable investment and long-term growth.

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

Equity

     During 1998 and through March 1, 1999, the Company completed several equity transactions.

     In January 1998, the Company sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares"), $0.01 par value, to Cobalt Capital, L.L.C.

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

     In April 1998, the Company sold the remaining 978,581 shares of Series
A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Shares") to Security Capital Preferred Growth Inc. under the May 1997 agreement.

     In July 1998, the Company completed the sale of 1,400,000 shares of common stock (par value of $0.01 per share) under its existing shelf registration statement.

     During 1998, 502,038 shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares") were converted to common shares on a one-for-one basis.

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

Debt

     The Company's policy is to incur debt (including debt incurred under its lines of credit) only if upon such incurrence its ratio of debt to total market capitalization would be 60% or less. The Company and its Board of Directors may reevaluate or modify this financing policy from time to time in light of economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors. At
December 31, 1998, the Company's debt to total market capitalization ratio was 40.3%.

Property Management

     The Company and its Property Service Businesses are experienced in the management and leasing of multifamily and retail properties. The Company believes that the management and leasing of its own portfolio has resulted in consistent income growth and reduced operating expenses. The Property Service Businesses have provided the Company both with a source of cash flow and with economies of scale in conjunction with the management and leasing of its own Properties. These Property Service Businesses also allow the Company and its subsidiaries to establish additional relationships with tenants that benefit the Properties.

Property Service Businesses

     Multifamily Property Management Services. The residential property management business of Smith Realty Company ("SRC"), an operating subsidiary of the Company, is a long-established, integrated business with extensive experience in leasing and managing multifamily properties. This subsidiary has been managing and leasing multifamily housing in the Washington, D.C. metropolitan area since 1946 and, as of March 1, 1999, manages 63 apartment properties of which 50 are owned by the Operating Partnership. It also assists in the development and acquisition of additional multifamily properties and carries out a periodic inspection program that addresses all aspects of the property and property management.

     During 1998, Multifamily and Retail Property Management Services expanded the corporate apartment program as a result of the acquisition by Smith Realty Company of Noel Enterprises, Inc. ( d.b.a. "Presidential Villas"), a provider of furnished corporate apartments in Chicago, Illinois. A portion of the total purchase price of $8.5 million is contingent upon achievement by Presidential Villas of certain earnings targets over the next two years. The Operating Partnership lent to Smith Realty Company the initial payment of $6.75 million in exchange for a five year note.

     Retail Property Management Services. The retail management and leasing business, also conducted through Smith Realty Company, approaches the management and leasing of its retail portfolio with an integrated program of regular direct communication with retail tenants, proactive assistance with marketing, merchandising and monitoring store operations, and maintenance. A retail marketing staff works to promote the shopping centers as a whole and to work with individual tenants to ensure the effectiveness of store design, marketing, merchandising and sales efforts. The retail management and leasing group, in addition to providing complete property management and leasing services for the Company's two Retail Properties totaling approximately 436,000 square feet, also provides such services for a fee to three retail properties owned by affiliated parties totaling approximately 293,000 square feet. Smith Realty Company also provides retail leasing and brokerage services for additional, unaffiliated third parties on a fee-for-service basis.

          Financing Services. Historically, the Company solicited, procured and arranged financing for a fee on behalf of commercial office properties, the majority of which are affiliated with Robert H. Smith and Robert P. Kogod, the Co-Chief Executives and Co-Chairmen of the Board of the Company and the owners of approximately 13% of the Shares and Units of the Company. During the fourth quarter of 1997, many of these commercial office properties were rolled up into a master partnership, Charles E. Smith Commercial Realty L.P. ("CESCR"), an affiliate of Messrs. Smith and Kogod. In 1998 most of the remaining commercial office properties were rolled up into CESCR. In connection with the formation of CESCR, the Company entered into a 14-month agreement to continue to provide financing services for certain of the properties of CESCR through December 31, 1998. Management does not expect any significant future income from Financing Services.

     Engineering and Technical Services. The engineering and technical services business is conducted through Consolidated Engineering Services, Inc., an operating subsidiary of the Company, which manages, operates, maintains and repairs the "physical plant" of office, multifamily, and retail properties. Through its staff of on-site and off-site engineers, supervisors, technical specialists and maintenance personnel, this subsidiary provides various services, including on-site building systems operations and maintenance, engineering and technical consulting, automated environmental monitoring and controls, preventive maintenance, management of building environmental systems and repair and replacement of mechanical/electrical systems. This business serves the Properties and also provides facilities management services for both affiliated and unaffiliated third parties, including condominium, bank, university and government buildings. During 1998, services were provided with respect to approximately 46 million square feet of facilities.

     Interior Construction and Renovation Services. The construction services business, conducted through Smith Management Construction, Inc., an operating subsidiary of the Company, is a construction management and general contracting company that provides interior construction and renovation services to the Properties and various other affiliated and unaffiliated third party clients. This business focuses primarily on capital improvement projects and office and retail tenant space construction and alteration, and provides the expertise necessary to take a project from the initial planning and preconstruction stage through the completion of construction. In 1998, oversight was provided to approximately $80 million of construction activity.

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

     The accounting department is responsible for all accounting, auditing and controls, procedures and management information systems as they relate to the Company and the Properties, and for certain other partnerships and corporate entities (including affiliates of Messrs. Smith and Kogod). The legal department provides real estate and corporate advice to management, performs legal services and in some cases coordinates representation by outside counsel. The marketing department develops and implements a variety of marketing programs for the Company and its subsidiaries. The human resources department administers all personnel functions. The insurance subsidiary provides property and casualty insurance placement services for both corporate and individual property requirements.

Employees

     As of March 1, 1999, the Company and its subsidiaries had approximately 1,820 full-time and part-time employees, the latter primarily employed in on-site clerical positions. This total includes 680 employees who provide on-site property services and, in the Property Service Businesses, 690 persons in its engineering and technical services subsidiary, 120 persons in its interior construction and renovation subsidiary, and 330 persons in its residential and retail leasing and management, finance, and corporate services subsidiary.

Recent Developments

     Acquisition Properties.   During 1998, the Company, through the Operating
Partnership, acquired five operating multifamily properties containing
1,942 apartment units, as further described below.

     Tunlaw Park. In January 1998, this 120-unit mid-rise property in northwest Washington, D.C. was acquired in for $0.8 million in cash and 123,818 Operating Partnership units valued at $4.4 million. The property was developed and managed by the Smith Companies and the Company previously owned a 20% minority interest.

     Tunlaw Gardens. In January 1998, this 167-unit, garden property in northwest Washington, D.C. was acquired for $6.9 million consisting of $2.5 million cash and 130,371 Operating Partnership units valued at $4.4 million. The property was previously managed by the Company.

     Parc Vista.    In April 1998, this 299-unit, 16-story high-rise built in
1990 was acquired for approximately $39 million of cash funded by $4.3 million in proceeds from the sale of Oxford Manor with the balance drawn on the line of credit. During the fourth quarter of 1998, the property had an average economic occupancy of 98.4% and average monthly rental revenue per apartment unit of approximately $1,430.

     McClurg Court. In May 1998, the Company acquired a 1,075-unit multifamily property in Chicago, Illinois. The cost of approximately $70 million cash was funded from the line of credit and proceeds from the sale of Series A Preferred Shares totaling $26.5 million. Approximately 13% of the underlying land is included in the purchase, with the balance subject to ground leases expiring in 2067. The total capitalized cost of approximately $74 million reflects
$4 million of planned initial capital improvements. During the fourth quarter of 1998, the property had an average economic occupancy of 93.4% and average monthly rental revenue per apartment unit of approximately $1,287.

     Cronin's Landing.   In July 1998, the Company acquired a newly-constructed
281-unit mid-rise multifamily property in Boston, Massachusetts. The total capitalized cost of approximately $63.5 million was comprised of $27.0 million cash, $31.5 million in assumed debt, a fair value adjustment to debt of $2.0 million, and 92,793 Operating Partnership units valued at $3.0 million. During the fourth quarter of 1998, the property had an average economic occupancy of 89.5% and average monthly rental revenue per apartment unit of approximately $1,733.

     In January 1999, the Company, through the Operating Partnership acquired three additional properties as further described below.

     Buchanan House. This 442-unit property in Crystal City, Virginia was acquired for a total capitalized cost of $65.5 million which includes assumed debt of $7.4 million, initial capital improvement costs of $5.0 million and $0.4 million in acquisition related costs. Cash of $52.7 million was provided by $17.7 million in proceeds from the sale of Marbury with the balance drawn on the line of credit. In February 1999, the Company repaid the assumed debt of $7.4 million through a draw on the line of credit. The Company paid a prepayment penalty of $0.9 million which was recognized as an extraordinary loss.

     Parkwest. This 139-unit property in Chicago, Illinois was acquired for a total capitalized cost of approximately $14.1 million, consisting of 201,950 Operating Partnership Units valued at $6.3 million, assumed debt of $6.0 million, a fair value adjustment to debt of $0.4 million, initial capital improvement costs of $0.8 million, and $0.6 million in other related costs.

     Terrace. This 427-unit property in Chicago, Illinois was acquired for a total capitalized cost of approximately $26.1 million, consisting of 320,304 Operating Partnership Units valued at $10.0 million, assumed debt of $13.7 million, a fair value adjustment to debt of $0.7 million, initial capital improvement costs of $0.4 million, and $1.3 million in other related costs.

     In March 1999, the Company acquired the land beneath the Crystal Square property and the 5.1% net profits interest in the Crystal Plaza property. The purchase price of $10 million consisted of 32,258 Operating Partnership Units valued at $1 million and $9 million cash drawn upon the line of credit.

     Disposition Properties. During 1998, the Company sold two properties ("Oxford Manor" and "Marbury Plaza") in southeast Washington, D.C. for a total of $22.0 million. The Company recognized gains on the sales totaling
$18.2 million.

     In February 1999, the Company sold The Manor, a 435-unit property located
in suburban Maryland for $23.0 million.   The Company recognized a gain on the
sale of $1.9 million.

     Development Properties. During 1998, the Company had four properties totaling 2,146 apartment units under construction.

     Springfield Station.   The Company is nearing completion on the
construction of its 631-unit mid-rise and garden apartment property in Springfield, Virginia. The project is located adjacent to a new Metrorail and commuter rail station and a regional shopping mall and offers convenient access to major transportation routes. Initial delivery was in May 1998, with final delivery projected in the second quarter of 1999.

     Courthouse Place.   The Company is nearing completion on the construction
of  its 564-unit high-rise apartment property in Arlington, Virginia. The
initial delivery of 103 units was in December 1998.   Final delivery is expected
in December 1999.

     One Superior Place.   During 1997, the Company began construction on a
52-story, 809-unit high-rise apartment and commercial center in downtown Chicago. Initial occupancy is expected in the third quarter of 1999 with final delivery in mid-2000.

     Park Connecticut. During 1998, the Company began construction on a 142-unit high-rise apartment property in downtown Washington, D.C. The project is expected to deliver initial units in the first quarter of 2000 with stabilization in the fourth quarter of 1999.

     As of March 1, 1999, the Company owned $14.5 million of land for future development.

Prepurchase Agreements

     During 1998, the Company entered into four contracts to purchase to-be-constructed multifamily properties totaling approximately 1,200 apartment units ("Prepurchase Agreements"). The maximum aggregate purchase price totals
$151 million with projected closing dates between July 2000 and May 2001. Further details of each project are reflected below.

     Reston Landing. This 400-unit property is expected to be completed in the fourth quarter of 1999. The Company expects to acquire the property in the third quarter of 2000 at a cost of $44 million, including earn-out payments.

     New River Village. This 240-unit property is expected to be completed in the second quarter of 2000. The Company expects to acquire the property in the fourth quarter of 2000 at a cost of $32 million, including earn-out payments.

     Wilson Boulevard. This 220-unit property is expected to be completed in the second quarter of 2000. The Company expects to acquire the property in the fourth quarter of 2000 at a cost of $28 million, including earn-out payments.

     Pollard Gardens. This 383-unit property is expected to be completed in the fourth quarter of 2000. The Company expects to acquire the property in the second quarter of 2001 at a cost of $47 million, including earn-out payments.

     These acquisitions are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. At December 31, 1998, the Company had posted three letters-of-credit totaling $7.7 million in accordance with three of the contracts to be drawn upon only if the Company defaults on its contractual obligations to purchase the completed assets.

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

Financial Information

     For information relating to the Company's operating segments, please refer to Footnote 14 in the Financial Statements.

Executive Officers of the Company

     The following is a biographical summary of the experience of the executive officers of the Company:

     Robert H. Smith. Mr. Smith is Co-Chief Executive Officer and Co-Chairman of the Board of the Company and Co-Chairman of the Board of each of the Property Service Businesses. Since 1962, Mr. Smith has been the President, Chief Executive Officer and a director of Charles E. Smith Construction, Inc. and its predecessor companies, where he oversees and directs all phases of development and construction of the Smith Companies' office, retail and residential real estate projects. He is also Co-Chairman of the Board and a director of Charles E. Smith Commercial Realty, Inc. which together with its subsidiaries and affiliates is engaged in the ownership, operation, and management of commercial office buildings. Mr. Smith joined the Smith Companies in 1950.
Mr. Smith is 70 years old and the brother-in-law of Robert P. Kogod.

     Robert P. Kogod. Mr. Kogod is Co-Chief Executive Officer and Co-Chairman of the Board of the Company and Co-Chairman of the Board of each of the Property Service Businesses. From 1964 to 1997, Mr. Kogod was the President, Chief Executive Officer and a director of Charles E. Smith Management, Inc., where he oversaw and directed all phases of the leasing and management of the Smith Companies' commercial real estate portfolio. He is now the Co-Chairman of the Board and a director of Charles E. Smith Commercial Realty, Inc., a successor to Charles E. Smith Management, Inc., and the owner, operator, and manager of commercial office buildings. He is also Secretary/Treasurer and a director of Charles E. Smith Construction, Inc., an affiliated company that specializes in the development and construction of office, retail and residential projects.
Mr. Kogod joined the Smith Companies in 1959. Mr. Kogod is 67 years old and the brother-in-law of Robert H. Smith.

     Ernest A. Gerardi, Jr. Mr. Gerardi is President, Chief Operating Officer and a Director of the Company, and is President, Chief Executive Officer, and a director of each of the Property Service Businesses. From 1985 until 1994, Mr. Gerardi was a member of the Executive Committee of Charles E. Smith Management, Inc., where he had overall responsibility for all day-to-day business operations and long-range planning. From 1985 through 1993, he served as Executive Vice President and Senior Executive Vice President of Charles E. Smith Management, Inc. Prior to joining the Smith Companies in 1985, Mr. Gerardi was with Arthur Andersen and Co., where he served as senior partner in charge of the firm's accounting and financial practice for over 250 professionals in Washington, D.C. During his 27 years with Arthur Andersen, he specialized in management consultation and strategic planning. He is also a member of the American Institute of Certified Public Accountants and the D.C. Institute of Certified Public Accountants. Mr. Gerardi is 63 years old.

     Wesley D. Minami. Mr. Minami is Senior Vice President and Chief Financial Officer of the Company and Smith Realty Company, one of the Property Service Businesses, and is responsible for the Company's debt portfolio, corporate financial planning, local acquisitions, and its treasury, accounting, controls and information systems departments. Prior to joining the

Company in 1997, Mr. Minami was the Chief Financial Officer for Ascent Entertainment Company where he was responsible for an $86 million initial public offering spin-off of Ascent, which had been a wholly-owned subsidiary of Comsat Corporation. Formerly, he had served as the Treasurer of Comsat Corporation. From 1985 to 1993, Mr. Minami held several positions, including Senior Vice President, Chief Financial Officer at Oxford Realty Services Corporation which developed and managed a portfolio of over 45,000 apartment units. Mr. Minami is 42 years old.

     Robert D. Zimet. Mr. Zimet is Senior Vice President, General Counsel and Secretary of the Company and Smith Realty Company, one of the Property Service Businesses. He was the General Counsel and a Senior Vice President of
Charles E. Smith Management, Inc., since joining the Smith Companies in 1983, and became a Group Senior Vice President in 1991. He continues in these capacities for Charles E. Smith Commercial Realty, Inc., a successor to
Charles E. Smith Management, Inc., and the owner, operator, and manager of commercial office buildings. Mr. Zimet is responsible for the legal affairs of the Company and the Smith Companies, as well as supervision of the Human Resources and Office Services departments of Smith Realty Company. Mr. Zimet is 60 years old.

     John T. Gray. Mr. Gray is the Senior Vice President-Residential Management of the Company and Smith Realty Company, one of the Property Service Businesses. Prior to joining the Smith Companies in November 1998, he was President for two years of Walter V. Clark Associates, a human resources consulting firm. Prior to that, Mr. Gray was with Summit Properties, Inc. for ten years. As President of the Management Company, he was an active participant in Summit's initial public offering and had total responsibility for the residential portfolio of over 20,000 apartment units. Mr. Gray is responsible for the overall management, leasing and operation of Smith's multifamily portfolio. Mr. Gray is 43 years old.

     Matthew B. McCormick. Mr. McCormick is the Senior Vice President-Residential Marketing of the Company and Smith Realty Company, one of the Property Service Businesses. Prior to January 1998, Mr. McCormick was the Senior Vice President and Department Head of the Retail Group, where he was responsible for retail property management and leasing, as well as outside retail brokerage services. Prior to joining the Smith Companies in 1988, Mr. McCormick was a retail specialist with the Washington, D.C. office of Coldwell Banker.
Mr. McCormick is 38 years old.

     Alfred G. Neely. Mr. Neely is Senior Vice President-Development of the Company, responsible for the zoning, planning and development of all multifamily buildings. Since joining Charles E. Smith Construction, Inc., in 1989 as a Senior Vice President and now as a Group Senior Vice President, Mr. Neely has been responsible for zoning, planning and development. Prior to joining the Smith Companies, Mr. Neely was Executive Vice President and Managing General Partner of the New Height Group, a real estate and development company in Denver, Colorado. During his nine years with this company, Mr. Neely has been responsible for development and management of mixed-use properties. Mr. Neely is 53 years old.

Item 2.   Properties

General

     The 56 Properties as of March 1, 1999 consist of 50 Multifamily Properties, four Development Properties and two Retail Properties, as described in more detail below. Twenty-eight of the Multifamily Properties (reflecting the combination of three buildings into one for operational and statistical purposes) and both Retail Properties were acquired in connection with the Formation Transactions. In addition, the Company held a minority limited partnership interest in one other multifamily property in the Washington metropolitan area, acquired in the Formation Transactions and increased in a subsequent transaction.

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

Multifamily Properties

     The 48 operating Multifamily Properties owned as of December 31, 1998 contain a total of 19,279 garden, mid-rise, and high-rise apartment units, ranging in size from 115 to 1,075 apartment units. Two of the properties are located in Chicago, Illinois, two are located in Boston, Massachusetts with the balance in the Washington D.C. metropolitan area. All of the Multifamily Properties are 100% owned by the Company and its subsidiaries. In 1998, the average monthly rental revenue per core unit was $970 and the average economic occupancy was 96.6% for the Core Residential Portfolio (Multifamily Properties owned as of December 31, 1996.) As of December 31, 1998, the average age of the operating Multifamily Properties, weighted by 1998 revenues, was 25 years.

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

     The following table sets forth certain additional information relating to the Multifamily Properties as of December 31, 1998 (in the following table, occupancy is based upon economic occupancy, which measures occupancy beginning on the rent commencement date; monthly revenue per unit is total property revenue divided by the number of apartment units; and certain data may be omitted for properties not operated by the Company for the entire year):

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
    Residential  Portfolio  Statistics for the Year Ended December 31, 1998

                                                       Number of       Average       Monthly       Average
                                         Property      Apartment       Sq. Ft.       Revenue       Economic
Property Type/Property Name                Type          Units         Per Unit      Per Unit      Occupancy
---------------------------              --------      ---------       --------      --------      ---------
Core Residential Portfolio

NW Washington, D.C.
  1841 Columbia Road                    High-rise         115             634        $  955          99.0%
  2501 Porter Street                    High-rise         202             760         1,472          97.5%
  Albemarle                             High-rise         235           1,097         1,226          98.9%
  Calvert-Woodley                       High-rise         136           1,001         1,169          99.0%
  Cleveland House                       High-rise         216             894         1,138          99.2%
  Connecticut Heigh                     High-rise         519             536           889          95.6%
  Corcoran House                        High-rise         138             464           832          99.2%
  Statesman                             High-rise         281             593           798          97.7%
  Van Ness South                        High-rise         625             956         1,109          98.7%
                                                       ------           -----        ------          -----
                                                        2,467             778         1,051          98.0%

Other NE & SE Washington, D.C.
  Car Barn                              Garden            196           1,311           888          96.6%
  Fort Chaplin                          Garden            549             983           673          98.2%
                                                       ------           -----        ------          -----
                                                          745           1,069           729          97.6%

Other Northern Virginia - Inside Beltway
  Crystal City
  ------------
  The Bennington                        High-rise         348             804         1,059          96.0%
  Crystal House I                       High-rise         426             917         1,010          97.2%
  Crystal House II                      High-rise         402             938           987          96.6%
  Crystal Square                        High-rise         378           1,121         1,179          99.0%
  Crystal Place                         High-rise         180             894         1,310          97.7%
  Gateway Place                         High-rise         162             826         1,792          94.7%
  Water Park Towers                     High-rise         360             881         1,436          92.9%
                                                       ------           -----        ------          -----
                                                        2,256             923         1,190          96.2%

  Rosslyn/Ballston
  ----------------
  Courthouse Plaza                      High-rise         396             772         1,299          96.9%

  Other
  -----
  Arlington Overlook                    Mid-rise          711             877           780          95.6%
  Bedford Village                       Garden            752           1,070           914          95.0%
  Berkeley                              Mid-rise          138             891           744          97.4%
  Boulevard of Old Town                 Garden            159             603           934          98.3%
  Columbia Crossing                     Garden            247             976         1,122          95.8%
  Columbian Stratford                   Mid-rise          227             942           767          97.8%
  Concord Village                       Garden            531           1,025           820          95.4%
  Newport Village                       Garden            937           1,115           911          97.1%
  Orleans Village                       Garden            851           1,061           828          94.6%
  Patriot Village                       Garden          1,065           1,162           915          96.6%
  Skyline Towers                        High-rise         940           1,221           988          95.5%
  Windsor Towers                        Mid-rise          280           1,025           812          98.0%
                                                       ------           -----        ------          -----
                                                        6,838           1,063           887          96.0%

Other Northern Virginia - Outside Beltway
  Charter Oak                           Garden            262           1,097           956          96.8%
  Oaks of Tysons                        Garden            218             968         1,047          97.2%
  Potomac View                          Garden            192             965           791          97.8%
  Westerly at Worldgate                 Garden            320             921         1,120          95.5%
                                                       ------           -----        ------          -----
                                                          992             986           997          96.6%

Suburban Maryland
  The Manor                             Garden            435             999           774          96.9%
  Suburban Tower                        High-rise         172             677           830          98.1%
                                                       ------           -----        ------          -----
                                                          607             908           790          97.2%
                                                       ------           -----        ------          -----

     Subtotal/Average                                  14,301             972        $  970          96.6%
                                                       ------           -----        ------          -----

                                                       Number of       Average       Monthly       Average
                                         Property      Apartment       Sq. Ft.       Revenue       Economic
Property Type/Property Name                Type          Units         Per Unit      Per Unit      Occupancy
---------------------------              --------      ---------       --------      --------      ---------
Acquisition Portfolio

  The Kenmore (NW Washington, D.C.)     High-rise         376             725           756          97.8%
  Crystal Plaza (Crystal City)          High-rise         540           1,129         1,254          98.4%
  Crystal Towers (Crystal City)         High-rise         912           1,107         1,139          97.5%
  Lincoln Towers (Rosslyn/Ballston)     High-rise         714             879         1,276          93.5%
  2000 Commonwealth (Boston)            High-rise         188             878         1,649          96.2%
  One East Delaware (Chicago)           High-rise         306             704         1,886          98.0%
  Tunlaw Gardens (NW Washington, D.C.)  Garden            167             850           767          97.0%
  Tunlaw Park (NW Washington, D.C.)     Mid-rise          120             856         1,105          97.8%
  Parc Vista (Crystal City)             High-rise         299             770           n/a           n/a
  McClurg Court (Chicago)               High-rise       1,075             688           n/a           n/a
  Cronin's Landing (Boston)             Mid-rise          281           1,129           n/a           n/a
                                                       ------           -----        ------          -----
     Sub-Total/Average                                  4,978             890           n/a           n/a
                                                       ------           -----        ------          -----


Development Portfolio

 Springfield Station
  (Other Northern Virginia)             Mid-rise/Garden   631
 Courthouse Place (Rosslyn/Ballston)    High-rise         564
 One Superior Place (Chicago)           High-rise         809
 Park Connecticut
  (NW Washington, D.C.)                 High-rise         142
                                                       ------
     Sub-Total                                          2,146
                                                       ------
All Residential Properties                             21,425
                                                       ======

     The following table sets forth the total number of apartment units in the Core Residential Portfolio, the economic occupancy, and the average monthly rental revenue per unit as of the end of 1998 and in each of the previous five years:

Multifamily Properties

                                                   Average Monthly
Year          Number of Units  Percent Occupied*   Revenue Per Unit
-------       ---------------  ------------------  ----------------

1998              14,301             96.6%                $970
1997              14,198             96.4%                $901
1996              12,462             97.0%                $883
1995              11,834             97.2%                $862
1994              11,834             97.8%                $845
1993              11,834             97.8%                $818

* Based on economic occupancy


Retail Properties

     The Company's two Retail Properties, Skyline Mall and Worldgate Centre, are enclosed malls containing a total of approximately 436,000 square feet of retail
space.   Until December  1997, both Retail Properties leased  health club facilities to entities controlled by Messrs. Smith and Kogod pursuant to leases expiring on December 31, 2015. In December 1997, the health clubs were sold by Messrs. Smith and Kogod. In conjunction with that sale, the Company agreed to restructure the two leases, including reduced base rent on the Worldgate lease, and extended terms on both leases for ten years, through 2025, in exchange for a $2.3 million cash payment.

     Worldgate Centre. Worldgate Centre is a community retail center located in Herndon, Virginia, at the intersection of two major Northern Virginia traffic arteries, the Dulles Airport Access Highway and Centreville Road. Developed by the Smith Companies in 1991, it is a part of a mixed-use development which includes the 320-unit Multifamily Property which the Company constructed in 1995. The town of Herndon is located in Fairfax County, one of the highest median income counties in the country. The Property contains the 108,670 square foot Worldgate Athletic Club, a Loew's Cinema, and a mix of approximately
40 other food service, fashion and specialty retailers and various business and general service tenants. Worldgate Centre has 230,926 square feet of leasable area and had an average occupancy rate of 99.5% during 1998. Approximately 16% of the leases, based on net rentable area, are scheduled to expire prior to the year 2003.

     Skyline Mall. Skyline Mall is a two-level, enclosed community retail center located on Route 7 in Northern Virginia, at the intersection of Fairfax County, Arlington County, and the City of Alexandria, Virginia. Originally developed by the Smith Companies in 1977, it is part of a mixed-use community which also includes over two million square feet of office space and over 3,300 high-rise condominium and apartment units (including Skyline Towers, a 940-unit Multifamily Property owned by the Company), all within walking distance. The Property has 204,914 square feet of leasable area and had an average occupancy rate of 97.2% in 1998. It contains the 79,920 square foot Skyline Racquet and Health Club, an AMC Cinema, and approximately 40 other stores, including restaurants, fashion and specialty retailers, and various business and general services. Approximately 12% of the leases, based on net rentable area, are scheduled to expire prior to the year 2003.

     The following table sets forth certain additional information relating to the Retail Properties as of December 31, 1998:

Retail Properties

                                             Gross                      Average     Average
                                           Leasable  Number   Average  Base Rent  Gross Rent
Property                          Year       Area     of     % Leased   Per SF      Per SF
 Name             Location      Completed    (SF)    Stores    1998     Leased      Leased
--------------------------------------------------------------------------------------------
Skyline Mall   Fairfax Co., VA     1977    204,914     40      97.2%    $12.13      $16.42

Worldgate
 Centre        Herndon, VA         1991    230,926     40      99.5%    $20.19      $26.92
                                           -------            -----     ------      ------
                                           435,840             98.4%    $16.40      $21.98
                                           =======            =====     ======      ======

Property Markets

     The Company believes that economic trends and market conditions in the locations where the Company currently operates -- Chicago, Boston, Northern Virginia, and Washington, D.C. -- and locations where the Company will operate -- southeast Florida -- indicate an excellent potential for continued high occupancy and rental rate growth in 1999 and beyond. These markets have all experienced strong employment growth in 1998, as shown in the table below, and are projected to be among the top U.S. markets in total employment growth over the period 1993 to 2005, with a projected average annual increase in each market of 45,000 jobs or more, according to projections prepared by the U.S. Dept. of Commerce, Bureau of Economic Analysis and released in mid-1996.

Employment Growth - 1998

                                     Employment     % Employment
Market                              Increase-1998     Increase
------                              -------------   -------------
Washington D.C. MSA                    53,500            2.2%
 - Northern Virginia                   41,300            4.1%
Chicago - MSA                          61,200            1.5%
Boston - MSA                           50,100            2.6%
Southeast Florida                      60,000            3.0%
 - Ft. Lauderdale/Broward              20,600            3.3%
                                                         ---
USA Average                                              2.6%

     In the Washington D.C. metropolitan area, employment and population growth in recent years, and expected in future years, has been strongest in the Northern Virginia segment of the metropolitan area, which is the sector where the majority (68%) of the Company's Properties are located. The growth in Northern Virginia is substantially attributable to continuing strong growth in the technology sector, particularly the Internet technology and telecommunications segments. The Company believes that this trend will continue due to the concentration of technology firms in Northern Virginia and the growth outlook for the Internet technology and telecommunications industries. The outlook for the District of Columbia economy has improved significantly due to the return to positive employment growth late in 1998 after several years of federal government cutbacks and the election of a new mayor.

     Demand for multifamily rental apartments continues to be strong in all of the Company's markets as evidenced by high occupancy and rent growth rates. Surveys of comparable investment grade apartment properties are conducted in each these markets annually by The REIS Reports, Inc. The results of these surveys are shown in the following tables:

Apartment Occupancy and Rental Rate Growth for Smith Residential Markets

Metro area market                       Occupancy       % Rental Rate Growth
------------------                 -------------------  ---------------------
                                   1997        1998        1997        1998
                                   ----        ----        ----        ----
Boston                             97.6%       98.0%        5.7%        6.7%

Chicago                            97.2%       97.3%        4.7%        3.0%
- Downtown                         97.0%       97.2%        5.5%        7.0%

Washington D.C. area
- Northern Virginia                96.2%       96.6%        3.5%        3.5%
- Washington D.C.                  96.9%       97.0%        3.4%        4.7%

Southeast Florida
- Fort Lauderdale                  96.1%       96.1%        4.0%        3.6%

-------------------------
Source: The REIS Reports, Inc., February, 1999, and Appraisal Research Corp., March 1999


     The supply of new rental apartment properties in the more urbanized portions of the Company's markets has been extremely limited in recent years, particularly in the more desirable submarkets where the Company concentrates its focus. In the Washington metro area the supply of new multifamily properties has been increasing moderately over the past several years and is likely to continue to do so based on multifamily permits data compiled by the U.S. Census Bureau. These data show that the number of multifamily permits issued in the area were, 7,786 in 1996, 6,907 in 1997, and 8,935 in 1998, which includes both for-sale condominium and rental apartment properties. These levels remain well below the peak of over 13,000 in 1987. Most of the new supply of rental apartments is occurring in the outer suburban areas and does not compete directly with the Company's properties, which are predominantly in the vicinity of and within Interstate 495, the

Capital Beltway. Downtown Chicago has actually experienced a net decrease in higher end rental apartments in recent years due to condo conversions, and the Company's 809-unit Superior Place property is currently the only new apartment property under construction in the downtown area.

     Overall, the Company believes that the anticipated increases in employment and population projected for the Boston, Chicago, Northern Virginia, Washington D.C. and southeast Florida markets, together with limited increases in supply of new rental units in locations competitive with the Company's properties, will result in the Company's multifamily rental submarkets remaining in a strong occupancy position for at least the next 18-24 months. As a result, the Company believes that these conditions will provide an opportunity to improve apartment rent levels, and will also allow additional development and acquisition opportunities.

Mortgage Financing

     As of December 31, 1998, 30 of the 54 Properties were subject to Mortgage Loans aggregating approximately $592,386,000. The Mortgage Loans are collateralized by first lien mortgages or deeds of trust on Properties organized into three pools ("Mortgage Pool Three," "FNMA" and "Prudential" as shown in the chart below) and ten individual loans (the "Individual Mortgages"). The Mortgage Loans bear interest at a weighted average interest rate of 7.1% at December 31, 1998. The Properties collateralizing each Mortgage Loan, the outstanding principal balances as of December 31, 1998, the applicable interest rates, and the maturity dates for each Mortgage Loan are set forth in the chart below.

                                                     12/31/98
Mortgage Pool/                                       Outstanding      Interest       Maturity
Collateral                        Location           Principal          Rate         Date
-------------------------------------------------------------------------------------------------------
                                                      (000's)
FNMA                                                  $ 140,000         6.75%        October 30, 2013 (2)
-------------------------
  Bedford Village          Fairfax County, Virginia
  Car Barn                 Washington, D.C.
  Concord Village          Arlington, Virginia
  Crystal Place            Arlington, Virginia
  Crystal Square           Arlington, Virginia
  Arlington Overlook (1)   Arlington, Virginia
  Fort Chaplin             Washington, D.C.
  Newport III (1)          Alexandria, Virginia
  Orleans Village          Fairfax County, Virginia

Mortgage Pool Three                                     117,000         7.99%        June 30, 2009 (3)
-------------------------
  Berkeley                 Arlington, Virginia
  Calvert Woodley          Washington, D.C.
  Cleveland House          Washington, D.C.
  Columbia Crossing        Arlington, Virginia
  Courthouse Plaza         Arlington, Virginia
  Gateway Place            Arlington, Virginia
  Newport I/II (1)         Alexandria, Virginia
  Skyline Mall             Fairfax County, Virginia
  2501 Porter Street       Washington, D.C.

Prudential                                               53,000         6.88%        June 5, 2008 (2)
-------------------------
  Waterpark                Arlington, Virginia
  Parc Vista               Arlington, Virginia

Individual Mortgages
-------------------------
   1841 Columbia Road      Washington, D.C.               3,173          9.00%       August 1, 1999 (6)
   Crystal Towers          Arlington, Virginia           44,198          7.16%       January 1, 2006 (6)
   2000 Commonwealth       Boston, Massachusetts         17,100          6.30%       December 3, 2006 (2)
   Connecticut Heights     Washington, D.C.              20,000          7.10%       March 18, 2008 (2)
   Cronin's Landing        Boston, Massachusetts         33,208          6.90%       March 1, 2009 (7)
   Patriot Village         Fairfax County, Virginia      31,095          8.24%       August 1, 2009 (4)
   Crystal Plaza           Arlington, Virginia           33,615          6.86%       November 1, 2009 (6)
   Crystal House I / II    Arlington, Virginia           38,250          6.29%       December 30, 2010 (5)
   Skyline Towers          Fairfax County, Virginia      49,300          6.45%       December 10, 2010 (5)
   The Bennington          Arlington, Virginia           12,447          7.50%       October 1, 2020 (7)
                                                      ---------          ----

                                                      $ 592,386          7.10%
                                                      =========          ====
------------------------------------------------------------------------------------------------------

(1) Operated as a single property, but divided for collateralization purposes.
(2) Interest only.
(3) Twenty-five year amortization begins June 30, 1999.
(4) Thirty-year amortization begins in August 2004.
(5) Thirty-year amortization begins in December 2008.
(6) Thirty-year amortization.
(7) Twenty-five year amortization.
    The loan secured by Mortgage Pool Three is interest only through June 30, 1999, at which time amortization begins using a 25-year amortization schedule with a balloon payment at maturity. In addition, this loan may not be prepaid until May 1, 1999, at which time it would be subject to a yield maintenance premium. The loan is cross-collateralized with the $83 million line of credit from the same lender, as described below. Certain predecessor partners executed guarantees for $42 million of the mortgage loans secured by Mortgage Pool Three.

    The Company announced a standby credit facility in 1998 of up to $300 million with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was $140 million at 6.75% for fifteen years. The bulk of the proceeds were used to retire Mortgage Pool Two of $125.2 million and the associated prepayment penalty of $9.5 million. Terms and rates of subsequent draws on this facility will be determined at the time of use. Closing of the facility is expected during the second quarter of 1999.

    During 1998, the Company obtained a $53 million, ten year secured loan from Prudential at a fixed coupon rate of 6.88%. The loan is secured by two Multifamily Properties. In conjunction with this loan, the Company terminated a $20 million (notional value) treasury lock contract at a gain of $0.4 million which will be amortized over the term of the new loan.

    The Individual Mortgages relate to debt secured by individual Multifamily Properties. The loans require monthly payments of interest and, in certain cases, principal. The loan secured by Patriot Village was refinanced in September 1996 and was obtained jointly with a ground lessor, with a portion of the principal allocated to each of them. The ground lessor has been allocated $9.9 million of the refinanced loan (of the total of $41.0 million outstanding as of December 31, 1998), for which the Operating Partnership is contingently liable. The loan requires the payment of interest only through August 2004, at which time amortization begins using a 30-year amortization schedule with a balloon payment due in August 2009. The Company remits full debt service to the lender and reduces its ground rent payment by the corresponding amount of debt service relating to the principal assigned to the ground lessor.

Lines of Credit

    The Company terminated its $100 million line of credit in 1998 and entered into two new unsecured lines of credit -- a $100 million line and a $185 million line -- with PNC Bank, NationsBank, and U.S. Bank, as agents, which mature in March 2001. Draws upon the new lines are subject to certain unencumbered asset requirements and bear interest at a selected London Interbank Offer Rate (LIBOR) plus 75 to 120 basis points based on the leverage ratio of the Company. As of December 31, 1998, the weighted average interest rate on outstanding draws was 6.22%. If the Company receives an investment grade rating on its unsecured debt, the interest rate will decrease to 60 to 90 basis points over LIBOR based on the rating. The Company pays a fee of 0.20% on the full amount available under the lines of credit. The line of credit agreements contain certain restrictive covenants, including maintenance of minimum equity value, debt to equity ratios and debt service coverage requirements. The maximum amounts outstanding during 1998 and 1997 were $251.5 million and $97.0 million, respectively.

    The Company also has an $83 million acquisition credit facility which allows for debt maturities up through July 2004. The line of credit provides for an interest rate that is fixed at the time of each borrowing at 150 basis points over 10-year Treasury Bills and is cross-collateralized with Mortgage Pool Three. Debt outstanding of $30 million at December 31, 1998 bears interest at a weighted-average fixed rate of 7.27% and is collateralized by two Properties. The agreement contains certain restrictive covenants including a limit on debt to asset value and maintenance of debt service coverage ratios. In February 1999, the unused portion, or $53 million, of the line expired.

Construction Loans

    In October 1997, the Company obtained a variable rate, unsecured construction loan of $46.3 million to finance the construction of an acquired development property. The loan is recourse to the Operating Partnership, bears interest at LIBOR plus 130 basis point (6.85% at December 31, 1998), and matures in October 2000 with three six-month extension options based on certain conditions. The loan balance at December 31, 1998 was $31.6 million.

    During 1998, the Company obtained a $90 million variable rate, secured construction loan in connection with the development of One Superior Place in Chicago, Illinois, with interest currently at LIBOR plus 135 basis points (6.93% at December 31, 1998), payable monthly, due July 1, 2001. At the Company's option, maturity may be extended for two one-year periods based on certain conditions. The loan is collateralized by the property and is recourse to the Operating Partnership. The loan balance at December 31, 1998 was $31.6 million.

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

    In December 1998, the Company adopted a Shareholder Rights Plan (the "Rights Plan") in which certain stock purchase rights were granted as a distribution to holders of common stock. The Rights Plan is designed to deter coercive or unfair takeover tactics. In implementing the Rights Plan, the Board of Directors declared a distribution of one Right for each share of the Company's outstanding common stock. Each Right initially entitles the holder thereof to purchase one one-thousandth of a share of preferred stock for $108. One one-thousandth of a share of preferred stock is intended to be approximately the economic equivalent of one share of common stock. The Rights expire on December 13, 2008. At the time of adoption of the Rights Plan, the Rights are neither exercisable nor traded separately from the common stock. The Rights are exercisable only if a person or group in the future becomes the beneficial owner of 15% or more of the common stock or announces a tender or exchange offer which would result in its ownership of 15% or more of the common stock.

    The following table sets forth the high and low closing sale prices for the shares of Common Stock for the periods indicated as reported by the New York Stock Exchange Composite Tape, and the dividends paid by the Company with respect to each such period:

                                                           Dividend
Period                                    High      Low    Per Share
------                                    ----    -------  ---------
January 1, 1997, to March 31, 1997       $29.000  $27.125     $0.505
April 1, 1997, to June 30, 1997          $28.750  $26.125     $0.505
July 1, 1997, to September 30, 1997      $34.000  $28.625     $0.520
October 1, 1997, to December 31, 1997    $35.625  $33.000     $0.520

January 1, 1998, to March 31, 1998       $35.625  $29.750     $0.520
April 1, 1998, to June 30, 1998          $33.500  $31.000     $0.520
July 1, 1998, to September 30, 1998      $33.938  $29.125     $0.535
October 1, 1998, to December 31, 1998    $32.125  $28.500     $0.535

On March 1, 1999, the last reported sale price of the shares of Common Stock on the NYSE was $29.375. On March 1, 1999, the Company had approximately 500 shareholders of record.

Item 6.   Selected Financial Data.

     The following table sets forth selected financial and operating information on a historical basis for the Company and the Predecessor (as hereinafter defined in the Notes to Consolidated Financial Statements). The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 have been derived from the financial statements of the Company and the Predecessor audited by Arthur Andersen LLP, independent accountants.

Charles E. Smith Residential Realty, Inc. and CES Group
Selected Financial Data

                                                              Charles E. Smith Residential Realty, Inc.               CES Group
                                                           ------------------------------------------------------  ----------------
                                                                       Year Ended December 31,      June 30, 1994
(Dollars in Thousands, Except Per Unit/Share Data)         ------------------------------------------ December 31,  January 1, 1994
                                                                1998       1997     1996       1995        1994     to June 29, 1994
                                                           ------------------------------------------------------   ---------------
OPERATING DATA
     Rental properties
         Revenues                                            $  250,211 $ 200,104 $163,959  $143,464    $ 66,683       $ 63,496
         Expenses                                               130,593   104,493   89,156    78,514      36,571         36,039
     Equity in income of Property Service Businesses              8,433     7,597    7,846     6,868       3,785          2,798
     Corporate general & administrative expenses                  8,947     6,563    5,255     4,768       2,089          1,550
     Interest income                                              1,257     1,063    1,029     1,424         825            970
     Interest expense                                            47,334    45,411   43,606    37,421      17,392         24,798
     Income/(loss)  before gain on sale, loss on unused
         treasury lock, and extraordinary item                   73,027    52,297   34,817    31,053      15,241        (10,700)
     Net income/(loss) of the Operating Partnership              69,870    52,210   34,817    31,053      15,241        (25,895)
                                                             ---------------------------------------------------        -------
     Net income attributable to common shareholders (1)      $   30,407 $  24,712 $ 10,977  $  7,529    $  6,532
                                                             ---------------------------------------------------
     Earnings per common share - basic                       $     1.86 $    1.87 $   1.11  $   0.81    $   0.72
     Earnings per common share - diluted                     $     1.85 $    1.86 $   1.11  $   0.81    $   0.72

OTHER DATA

      Funds from Operations (2):

     Net income of the Operating Partnership                 $   69,870 $  52,210 $ 34,817  $ 31,053    $ 15,241
     Less
         Perpetual preferred dividends                           (3,647)        -        -         -           -
         Gain on sale of property                               (18,150)        -        -         -           -
     Plus
         Depreciation and amortization of rental property        28,958    20,666   17,931    16,258       7,738
         Amortization of goodwill                                   250         -        -         -           -
         Loss on unused treasury lock                             4,923         -        -         -           -
         Extraordinary item - loss on extinguishment of debt     16,384        87        -         -           -
                                                             ---------------------------------------------------
     Funds from Operations of the Operating
         Partnership                                         $   98,588 $  72,963 $ 52,748  $ 47,311    $ 22,979
                                                             ===================================================
     Funds from Operations attributable to
         shareholders (3)                                    $   58,034 $  37,164 $ 23,869  $ 20,391    $  9,848

     Net cash flows provided by (used in):
         Operating activities                                $  118,566 $  75,223 $ 50,958  $ 54,283    $ 19,877
         Investing activities                                  (289,995) (196,924) (72,742)  (68,495)    (26,666)
         Financing activities                                   171,429   117,803   16,204     5,340      25,139


     Cash dividends per share                                $    2.095 $   2.035 $  1.975  $  1.915    $   0.48

     Average residential occupancy rate (4)                        96.6%     96.4%    97.0%     97.2%       97.8%
     Number of apartment units - core portfolio (5)              14,301    14,198   12,462    11,834      11,834
     Number of apartment units - total portfolio                 19,279    18,236   15,200    14,198      12,462

BALANCE SHEET DATA
     Rental properties, net (6)                              $1,093,963 $ 804,323 $470,093  $414,490    $315,213
     Total assets                                             1,185,399   865,506  522,211   469,322     391,189
     Total mortgage loans and notes payable (7)                 790,579   610,971  546,544   483,177     404,971
     Shareholders' equity/partners' (deficit) (6)               264,977   158,314  (37,379)  (31,623)    (37,520)


                     FOOTNOTES TO SELECTED FINANCIAL DATA

1. Represents the Company's pro rata share of 58.9% in 1998, 50.9% in 1997, 45.3% in 1996, 43.1% in 1995 and 42.9% in 1994 net of distributions in excess of earnings allocated to Minority Interest.

2. Funds from Operations (FFO) is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and other non-recurring items, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike Funds from Operations, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

3. Represents the Company's pro rata share of 58.9% in 1998, 50.9% in 1997, 45.3% in 1996, 43.1% in 1995, and 42.9% in 1994.

4. Average occupancy is defined as gross potential rent for the core portfolio less vacancy allowance divided by gross potential rent for the period, expressed as a percentage.

5. Core portfolio represents properties owned or stabilized by the Company as of December 31 two years prior to the current reporting date.

6. At the formation of the Company, all rental properties were recorded at predecessor partners' historical cost basis which is significantly less than current value and, therefore, results in dilution of shareholders' book value. Shareholders' equity for each year presented is net of $(244,208) contribution by Predecessors of assets at historical cost, net of liabilities.

7.   Represents mortgage loans, lines of credit and construction loans.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BACKGROUND

     The following discussion compares historical results of operations for the years ended December 31, 1998 and 1997 as well as the years ended December 31, 1997 and 1996. The discussion should be read in conjunction with the "Selected Financial Data," and the financial statements and notes thereto included elsewhere in this annual report.

THE COMPANY

     Charles E. Smith Residential Realty, Inc. is a public equity real estate investment trust ("REIT") that is engaged primarily in the acquisition, development, management and operation of multifamily properties. Together with its subsidiaries, the Company is a fully integrated real estate organization with in-house acquisition, development, financing, marketing, leasing and property management expertise. The Company is structured as an umbrella partnership REIT, under which all property ownership and business operations are conducted through Charles E. Smith Residential Realty L. P. (the "Operating Partnership") and its subsidiaries. The Company is the sole general partner of the Operating Partnership.

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

     As of December 31, 1998, the Company, through the Operating Partnership and its subsidiaries, owned 48 operating multifamily properties, four multifamily properties under construction and two retail shopping centers (collectively, the
"Properties").   Three of the properties are located in Chicago, Illinois and two are located in Boston, Massachusetts; all other properties are located in the Washington, D.C. metropolitan area. The Company also had conditional agreements to purchase four additional to-be-constructed multifamily properties.

     The operating multifamily properties consist of the following:

                                              Number of
                                         ------------------
                         Type            Properties  Units
                -----------------------  ----------  ------

                Core Portfolio
                 High-Rise/Mid-Rise          23       7,587
                 Garden                      14       6,714
                                         ----------  ------
                                             37      14,301
                                         ----------  ------
                Acquisition Portfolio
                 High-Rise/Mid-Rise          10       4,811
                 Garden                       1         167
                                         ----------  ------
                                             11       4,978
                                         ----------  ------
                                             48      19,279
                                         ==========  ======

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

    Additionally, the Operating Partnership owned substantially all the equity in the following entities (collectively, the "Property Service Businesses") which provide a range of services to the owned Properties, essentially at cost (including overhead), and for a fee to other properties including commercial office partnerships which have Messrs. Smith and Kogod as the general partners ("Affiliates"):

    . Multifamily and Retail Property Management Services provides property management and leasing services to multifamily and retail properties. In addition, this entity leases furnished corporate apartments through a subsidiary.

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

    . Financing Services provides negotiation, administration and execution of debt refinancing.

RENTAL PROPERTIES

    Revenue, expenses and income from the multifamily and retail properties were as follows (in thousands):

                                                    Year Ended December 31,
                                          -------------------------------------------
                                              1998            1997/(2)/      1996/(2)/
                                          -----------     -----------     -----------
Multifamily Properties - Core/(1)/
  Revenues                                 $ 166,465      $  158,785      $   147,522
  Expenses                                   (67,070)        (66,264)         (63,386)
                                           ---------      ----------      -----------
  Income before depreciation               $  99,395      $   92,521      $    84,136
                                           =========      ==========      ===========
Multifamily Properties -
  Acquisitions/Dispositions
  Revenues                                 $  72,499      $   31,277      $     6,639
  Expenses                                   (30,061)        (13,896)          (4,308)
                                           ---------      ----------      -----------
  Income before depreciation               $  42,438      $   17,381      $     2,331
                                           =========      ==========      ===========
Multifamily Properties - Development
  Revenues                                 $   1,258      $      ---      $       ---
  Expenses                                    (1,300)            (97)             ---
                                           ---------      ----------      -----------
  Income before depreciation               $     (42)     $      (97)     $       ---
                                           =========      ==========      ===========
Retail Properties
  Revenues                                 $   9,989      $   10,042      $     9,798
  Expenses                                    (3,204)         (3,570)          (3,531)
                                           ---------      ----------      -----------
  Income before depreciation               $   6,785      $    6,472      $     6,267
                                           =========      ==========      ===========
Total Rental Properties
  Revenues                                 $ 250,211      $  200,104      $   163,959
  Expenses                                  (101,635)        (83,827)         (71,225)
  Depreciation                               (28,958)        (20,666)         (17,931)
                                           ---------      ----------      -----------
Income from Rental Properties              $ 119,618      $   95,611      $    74,803
                                           =========      ==========      ===========

/(1)/ "Core" represents properties owned as of December 31, 1996.
/(2)/ Certain prior year balances have been reclassified to conform with current year presentation.

Occupancy Rates

   Average occupancy of the Company's core multifamily properties in the Washington, D.C. metropolitan area, where over 90% of the Company's portfolio is located, is consistent with the area's market-wide average occupancy, based on annual surveys of approximately 80% of comparable investment grade apartment properties conducted by The REIS Reports, Inc. as follows:

                                     Occupancy Percent
                         -------------------------------------------
                              Company            Washington DC Area
                         ------------------      -------------------

         1998                 96.6%                   97.0%
         1997                 96.4%                   96.4%
         1996                 97.0%                   96.5%

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

Rental Revenue

  Average revenue per apartment unit for the Company's core multifamily properties increased approximately 4.8% in 1998 as compared with 1997, and 3.5% in 1997 (based on properties owned as of December 31, 1995) as compared with 1996.

  A schedule of portfolio statistics follows:

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
--------------------------------------------------------------------------------
    Residential  Portfolio  Statistics for the Year Ended December 31, 1998



                                              Number of        Average       Monthly       Average
                                Property      Apartment        Sq. Ft.       Revenue       Economic
Property Type/Property Name       Type          Units          Per Unit      Per Unit      Occupancy
----------------------------   -----------    ----------     ----------    ----------     ----------

Core Residential Portfolio

NW Washington, D.C.
  1841 Columbia Road            High-rise        115              634        $   955        99.0%
  2501 Porter Street            High-rise        202              760          1,472        97.5%
  Albemarle                     High-rise        235            1,097          1,226        98.9%
  Calvert-Woodley               High-rise        136            1,001          1,169        99.0%
  Cleveland House               High-rise        216              894          1,138        99.2%
  Connecticut Heights           High-rise        519              536            889        95.6%
  Corcoran House                High-rise        138              464            832        99.2%
  Statesman                     High-rise        281              593            798        97.7%
  Van Ness South                High-rise        625              956          1,109        98.7%
                                             -------           ------        -------      ------
                                               2,467              778          1,051        98.0%
Other NE & SE Washington, D.C.
  Car Barn                       Garden          196            1,311            888        96.6%
  Fort Chaplin                   Garden          549              983            673        98.2%
                                             -------           ------        -------      ------
                                                 745            1,069            729        97.6%

Other Northern Virginia -
  Inside Beltway

  Crystal City
  ------------
  The Bennington                High-rise        348              804          1,059        96.0%
  Crystal House I               High-rise        426              917          1,010        97.2%
  Crystal House II              High-rise        402              938            987        96.6%
  Crystal Square                High-rise        378            1,121          1,179        99.0%
  Crystal Place                 High-rise        180              894          1,310        97.7%
  Gateway Place                 High-rise        162              826          1,792        94.7%
  Water Park Towers             High-rise        360              881          1,436        92.9%
                                             -------         --------      ---------     -------
                                               2,256              923          1,190        96.2%
  Rosslyn/Ballston
  ----------------
  Courthouse Plaza              High-rise        396              772          1,299        96.9%

  Other
  -----
  Arlington Overlook            Mid-rise         711              877            780        95.6%
  Bedford Village                Garden          752            1,070            914        95.0%
  Berkeley                      Mid-rise         138              891            744        97.4%
  Boulevard of Old Town          Garden          159              603            934        98.3%
  Columbia Crossing              Garden          247              976          1,122        95.8%
  Columbian Stratford           Mid-rise         227              942            767        97.8%
  Concord Village                Garden          531            1,025            820        95.4%
  Newport Village                Garden          937            1,115            911        97.1%
  Orleans Village                Garden          851            1,061            828        94.6%
  Patriot Village                Garden        1,065            1,162            915        96.6%
  Skyline Towers                High-rise        940            1,221            988        95.5%
  Windsor Towers                 Mid-rise        280            1,025            812        98.0%
                                             -------         --------      ---------     -------
                                               6,838            1,063            887        96.0%
Other Northern Virginia -
 Outside Beltway
  Charter Oak                    Garden          262            1,097            956        96.8%
  Oaks of Tysons                 Garden          218              968          1,047        97.2%
  Potomac View                   Garden          192              965            791        97.8%
  Westerly at Worldgate          Garden          320              921          1,120        95.5%
                                             -------         --------       --------     -------
                                                 992              986            997        96.6%
                                             -------         --------       --------     -------
Suburban Maryland
  The Manor                      Garden          435              999            774        96.9%
  Suburban Tower                High-rise        172              677            830        98.1%
                                             -------         --------       --------     -------
                                                 607              908            790        97.2%
                                             -------         --------       --------     -------
     Subtotal/Average                         14,301              972        $   970        96.6%
                                             -------         --------       --------     -------

                                                         Number of       Average      Monthly       Average
                                          Property       Apartment       Sq. Ft.      Revenue      Economic
Property Type/Property Name                 Type           Units        Per Unit      Per Unit     Occupancy
---------------------------              -----------    ----------     ----------    ----------    ----------
Acquisition Portfolio
 The Kenmore (NW Washington, D.C.)        High-rise         376             725          756           97.8%
 Crystal Plaza (Crystal City)             High-rise         540           1,129        1,254           98.4%
 Crystal Towers (Crystal City)            High-rise         912           1,107        1,139           97.5%
 Lincoln Towers (Rosslyn/Ballston)        High-rise         714             879        1,276           93.5%
 2000 Commonwealth (Boston)               High-rise         188             878        1,649           96.2%
 One East Delaware (Chicago)              High-rise         306             704        1,886           98.0%
 Tunlaw Gardens (NW Washington, D.C.)       Garden          167             850          767           97.0%
 Tunlaw Park (NW Washington, D.C.)        Mid-rise          120             856        1,105           97.8%
 Parc Vista (Crystal City)                High-rise         299             770          n/a            n/a
 McClurg Court (Chicago)                  High-rise       1,075             688          n/a            n/a
 Cronin's Landing (Boston)                Mid-rise          281           1,129          n/a            n/a
                                                        -------        --------      -------       --------
     Sub-Total/Average                                    4,978             890          n/a            n/a
                                                        -------        --------      -------       --------

Development Portfolio
 Springfield Station (Other Northern
  Virginia)                               Mid-rise          631
                                           /Garden
 Courthouse Place (Rosslyn/Ballston)      High-rise         564
 One Superior Place (Chicago)             High-rise         809
 Park Connecticut (NW Washington, D.C.)   High-rise         142
                                                        -------
  Sub-Total                                               2,146
                                                        -------

All Residential Properties                               21,425
                                                        =======

PROPERTY SERVICE BUSINESSES

     Revenues, expenses and income from the Property Service Businesses were as follows (in thousands):

                                            Year Ended December 31,
                                        -------------------------------
                                          1998       1997       1996
                                        ---------  ---------  ---------
Multifamily and Retail Property
  Management Services/(1)/
  Revenues                              $ 28,412   $ 10,546   $ 11,465
  Expenses                               (26,441)    (9,756)    (9,169)
                                        --------   --------   --------
  Income before depreciation            $  1,971   $    790   $  2,296
                                        ========   ========   ========

Interior Construction and Renovation
  Services
  Net fee revenues                      $  8,267   $  6,614   $  5,650
  Expenses                                (6,441)    (5,547)    (4,670)
                                        --------   --------   --------

  Income before depreciation            $  1,826   $  1,067   $    980
                                        ========   ========   ========

Engineering and Technical Services
  (including reimbursed costs)
  Revenues                              $ 67,988   $ 50,597   $ 42,179
  Expenses                               (63,811)   (46,759)   (38,516)
                                        --------   --------   --------

  Income before depreciation            $  4,177   $  3,838   $  3,663
                                        ========   ========   ========

Financing Services
  Revenues                              $  2,623   $  3,798   $  2,640
  Expenses                                  (778)      (670)      (687)
                                        --------   --------   --------

  Income before depreciation            $  1,845   $  3,128   $  1,953
                                        ========   ========   ========

Total Property Service Businesses
  Revenues                              $107,290   $ 71,555   $ 61,934
  Expenses                               (97,471)   (62,732)   (53,042)
                                        --------   --------   --------

  Income before depreciation               9,819      8,823      8,892
  Depreciation                            (1,386)    (1,226)    (1,046)
                                        --------   --------   --------
  Income from Property
  Service Businesses                    $  8,433   $  7,597   $  7,846
                                        ========   ========   ========

/(1)/Includes May 1998 purchase of Presidential Villas.

  Multifamily and Retail Property Management Services provide management services to the Operating Partnership at cost plus 5% in accordance with the management agreement. In addition to 50 owned Properties (operating Multifamily and Retail), management services were also provided to 13 third-party owned multifamily properties of approximately 3,800 apartment units and to three third-party owned retail properties of approximately 293,000 square feet. Of the 16 third-party management agreements, eleven are with Affiliates and five are with unaffiliated property owners. The management agreements with Affiliates are for initial terms of three years or more while the management agreements with unaffiliated owners generally have one-year terms.

  During 1998, Multifamily and Retail Property Management Services expanded the corporate apartment program as a result of the acquisition by Smith Realty Company of Noel Enterprises, Inc. ( d.b.a. "Presidential Villas"), a provider of furnished corporate apartments in Chicago, Illinois. A portion of the total purchase price of $8.5 million is contingent upon achievement by Presidential Villas of certain earnings targets over the next two years. The Operating Partnership lent to Smith Realty Company the initial payment of $6.75 million in exchange for a five year note.

  Interior Construction and Renovation Services provided oversight to approximately $80 million of gross construction activity in 1998 compared to approximately $66 million in 1997 and $58 million in 1996. Services are provided to the Operating Partnership at cost and to Affiliates and third parties at cost plus a fee.

  Engineering and Technical Services provides on-site building systems operations, maintenance and inspection to the Operating Partnership and Affiliates at cost and to third parties at cost plus a fee. Services were provided to approximately 46 million square feet of facilities in 1998, 30 million square feet in 1997, and 28 million square feet in 1996.

  Financing Services performed $335 million of refinancings in 1998 compared to $489 million in 1997 and $242 million in 1996.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998

Comparison to Year Ended December 31, 1997

  Summary. Net income of the Operating Partnership increased 33.8%, or $17.7 million, from $52.2 million for the year ended December 31, 1997 to $69.9 million for the year ended December 31, 1998. Funds from Operations ("FFO") of the Operating Partnership increased $25.6 million, or 35.1% during the same period. Net income of the Company increased from $24.7 million, or $1.87 per basic common share ($1.86 per diluted common share), for the year ended December 31, 1997 to $30.4 million, or $1.86 per basic common share
($1.85 per diluted common share), for the year ended December 31, 1998. The Company's FFO for 1998 was $58.0 million, a 56.2% increase over the Company's FFO for 1997. The increase in both net income and FFO is due to increases in income from the rental properties, primarily the multifamily acquisition and development properties. These increases were partially offset by higher interest and other expenses related to acquisitions and development. The decrease in net income per share is attributable to the loss on an unused treasury lock and extraordinary losses associated with extinguishment of debt.

  Rental Properties. Revenue from rental properties increased $50.1 million, or 25.0%, from $200.1 million for 1997 to $250.2 million for 1998. Expenses (including depreciation) from all rental operations increased $26.1 million, or 25.0%, from $104.5 million in 1997 to $130.6 million in 1998.

  Core Portfolio. Revenue from the core portfolio increased $7.7 million, or 4.8% over the prior year due to rent increases in all submarkets, slightly improved occupancy and additional cable and telephone revenues. Average monthly revenue per core apartment unit increased from $925 in 1997 to $970 per month during 1998. Revenue growth by submarket over 1997 ranged from 3.7% in the Maryland properties to 6.5% in northwest Washington, D.C. Average economic occupancy for the portfolio increased to 96.6% in 1998 from 96.5% in 1997. The Company also continues to expand and aggressively market its furnished apartment program. As a result, revenues from this program increased $0.4 million, or 19.4%, over the prior year period. Operating expenses on the core portfolio increased 1.2% over the prior year. This was primarily due to higher personnel costs (including outsourcing) and real estate tax expenses partially offset by utility savings and lower repair and maintenance costs both related to a mild winter.

  Operating margins of the Company's core portfolio of approximately 60% and 58% for the years ended December 31, 1998 and 1997, respectively, are generally lower in comparison to industry averages due primarily to the Company's method of recovering utility costs. Apartment rents, for the most part, include utility services such as electricity and gas since the Company bears utility costs. The majority of the Company's competitors, however, require their tenants to pay utilities directly. Management estimates that the Company's operating margins would be approximately 63% on a comparable basis.

  Acquisition/Disposition Portfolio. The eleven acquisition properties and two disposition properties, contributed $41.2 million, or 82.3%, of the total rental revenue increase and $16.2 million, or 90.8%, of the increase in operating expenses resulting in a contribution to net operating income of $25.0 million. The balance of the portfolio reflects operations of the two properties sold during 1998 - Oxford Manor and Marbury Plaza.

  Development Portfolio. Springfield Station delivered initial units in May 1998 and has a total of 280 units delivered as of December 31, 1998. Estimated completion and stabilization is expected in late 1999. Courthouse Place delivered 103 initial units in December 1998. Estimated completion and stabilization is expected by early 2000.

     Retail Portfolio. Retail revenues decreased by $0.1 million, or 0.5%, during 1998 compared to the prior year due primarily to the restructuring of the Worldgate health club lease in 1997 partially offset by other rent increases. Average occupancy at the two retail properties increased from 97.4% in 1997 to 98.4% in 1998.

  Property Service Businesses. Income from the Property Service Businesses increased $0.8 million, or 11.0%, during 1998 compared to 1997.

     Income before depreciation for Multifamily and Retail Property Management Services increased $1.2 million, or 149.5%, primarily due to the acquisition in the second quarter of Presidential Villas.

     Income before depreciation for Interior Construction and Renovation Services increased $0.8 million, or 71.1%, due to an increase of $1.7 million in net fee revenue offset by an increase of $0.9 million in related expenses. This was due primarily to an increase in the volume of projects completed on behalf of Affiliated commercial office property partnerships, partially offset by a loss incurred during the first quarter of 1998 associated with cost overruns and unrecovered owner change orders on a large outside contract. The Company is currently pursuing an arbitration claim which may result in a partial recovery of the loss.

     Revenue from Engineering and Technical Services increased 34.4%, or
$17.4 million, in 1998 with a corresponding increase of $17.1 million in expenses compared to 1997 due primarily to significant additional facilities management contracts obtained in 1997 and 1998. Income before depreciation for Engineering and Technical Services increased 8.8% to $4.2 million for 1998 compared to $3.8 million in 1997. The lower margin in 1998 reflects a decrease in higher margin HVAC repair and replacement projects.

     Income before depreciation for Financing Services decreased $1.3 million, or 41.0%, due primarily to an unusually high level of fees in 1997 in connection with the roll-up of Affiliated commercial properties into a single partnership - Charles E. Smith Commercial Realty L.P. ("CESCR"). At the formation of CESCR, the Company entered into a 14-month agreement to continue providing financing services through December 31, 1998 for certain properties owned by CESCR. The 1998 fees were earned in connection with debt refinancings arranged for properties owned or managed by CESCR. Fees on properties owned by CESCR were earned in accordance with the Company's agreement while fees on properties managed by CESCR were separately negotiated. Management does not expect any significant future income from Financing Services.

     Other. Corporate general and administrative expenses increased by $2.4 million, or 36.3%, due primarily to additional personnel added in mid-1997 to expand the Company's acquisition and development program and write-offs of capitalized costs on terminated acquisition and development projects. Interest expense increased by $1.9 million, or 4.2%, primarily due to financing of acquisition and development activities.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997

Comparison to Year Ended December 31, 1996

     Summary. Net income of the Operating Partnership increased 50.0%, or $17.4 million, from $34.8 million for the year ended December 31, 1996 to $52.2 million for the year ended December 31, 1997. Funds from Operations of the Operating Partnership increased $20.2 million, or 38.3%, during the same period. Net income of the Company increased from $11.0 million, or $1.11 per basic and diluted common share, for the year ended December 31, 1996 to $24.7 million, or $1.87 per basic common share ($1.86 per diluted common share), for the year ended December 31, 1997. The Company's FFO for 1997 was $37.2 million, a 55.7% increase over the Company's FFO for 1996. The increase in both net income and FFO is due to increases in income from the rental properties, primarily the multifamily acquisition and development properties. These increases were partially offset by higher interest and expenses related to acquisitions and development.

     Rental Properties. Revenue from rental properties increased $36.1 million, or 22.0%, from $164.0 million for 1996 to $200.1 million for 1997. Expenses from rental properties (including depreciation) increased $15.3 million, or 17.2%, from $89.2 million in 1996 to $104.5 million in 1997.

     1997 Core Portfolio. Revenue from the 1997 core portfolio (based on properties owned as of December 31, 1995) increased $5.2 million, or 3.5%, from $148.2 million in 1996 to $153.4 in 1997. Based on the 1998 core, revenue was $158.8 million for the year ended December 31, 1997. The difference of $5.4 million represents the transfer of three properties into core on January 1, 1998 and two properties out of core that were sold in 1998. Expenses increased $0.3 million, or 0.4%, over the prior year primarily due to expected increases in payroll and related costs, partially offset by savings from management restructuring and the outsourcing of janitorial services.

     Average monthly revenue per apartment unit of the 1997 core portfolio increased 3.5% from $870 in 1996 to $901 per month during 1997. Average economic occupancy decreased slightly to 96.4% in 1997 from 96.9% in 1996. The decrease in occupancy was not unexpected given the aggressive efforts initiated by management to increase rents as well as the implementation during the third quarter of 1996 of several revenue-enhancing initiatives, including a premium for month-to-month leases and the charging of a non-refundable move-in fee in lieu of security deposits.

     1997 Acquisition Portfolio. The 1997 acquisition portfolio, consisting of 4,038 apartment units contributed $30.4 million, or 84.2% of the rental revenue increase. This growth was primarily due to the fact that six of the nine properties, or 3,036 units, were acquired during 1997. The acquisition properties added $12.3 million in property operating expenses compared to the prior year.

     Retail Portfolio. Retail revenues increased by $0.2 million, or 2.5%, during the year ended December 31, 1997 compared to the prior year due primarily to rent increases and improved vacancy at Skyline Mall. Average occupancy at Skyline Mall increased from 95.1% in 1996 to 97.2% in 1997.

     In December 1997, Messrs. Smith and Kogod sold their health club facilities which lease retail space from the Company. In conjunction with that sale, the Company agreed to restructure the leases by reducing base rent on the Worldgate lease and extending the terms on both leases by ten years, through 2025, in exchange for a $2.3 million cash payment which is being amortized over the lives of the revised leases. The Company used the funds to retire 65,000 Operating Partnership units.

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

     Income before depreciation for Financing Services increased $1.2 million, or 60.2%, due primarily to fees earned on an unusually high level of refinancings performed during the fourth quarter of 1997. Such refinancings were related to the roll-up of Affiliated commercial properties into a single partnership. In conjunction with the roll-up, Financing Services personnel transferred to the new entity, Charles E. Smith Commercial Realty L.P.

     Other. Corporate general and administrative expenses increased by $1.3 million, or 24.9%, due primarily to additional personnel added during the year to expand the Company's acquisition and development program. Interest expense increased by $1.8 million, or 4.1%, primarily due to assumed debt on acquisitions of multifamily properties. Distributions in excess of earnings allocated to Minority Interest decreased $4.8 million. Such charges are no longer necessary as a result of the February 1997 stock offering and the related elimination of the Minority Interest deficit.


LIQUIDITY AND CAPITAL RESOURCES

Summary

     Net cash flow provided by operating activities was $118.6 million for 1998 compared to $75.2 million for 1997. The increase of $43.4 million was primarily due to higher cash flow contributed by the acquisition portfolio as well as core revenue growth.

     Net cash flow used by the Company for investing activities increased
$93.1 million in 1998, from $196.9 million in 1997 to $290.0 million in 1998 due primarily to the substantial increase in development volume during the year as well as increased capital expenditures.

     Net cash flow provided by financing activities was $171.4 million in 1998 compared to $117.8 million in 1997. During 1998, the Company raised approximately $120 million through sales of common and preferred stock. In addition, the Company completed a number of debt financing transactions which resulted in net cash inflows of $122.4 million which is net of prepayment penalties and other related costs. In 1998, the Company and the Operating Partnership also paid dividends/distributions of $73.5 million, or $2.095 per share/unit representing three quarters of dividends at $0.52 per share/unit and one quarter at $0.535, a 3.0% increase.

Equity Activity

     During 1997, the Company entered into an agreement with a private investor to sell 2.6 million shares of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Shares") for $71.5 million. In 1997, the Company issued 1.6 million shares of Series A Preferred Shares at $27.08 per share resulting in proceeds of $44.5 million, net of underwriting discounts and other expenses totaling $0.5 million. The Company used the proceeds to repay on the line of credit. In April 1998, the Company issued the remaining 1.0 million shares of Series A Preferred Shares at $27.08 per share resulting in proceeds of $26.1 million, net of expenses of $0.4 million, which were also used to repay the line of credit.

     In January 1998, the Company sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares") for $48.6 million, net of offering costs of $1.4 million. The Series C Preferred Shares have a liquidation preference of $100,000 per share and an initial annual dividend rate of $7,910 per share. If the securities receive an investment grade rating, the dividend rate will decrease by $250 per share. The Company used the proceeds to repay outstanding amounts under its lines of credit.

     In July 1998, the Company completed the sale of 1.4 million shares of common stock (par value of $0.01 per share) under its existing shelf registration statement at a net purchase price of $32.625 per share. The net proceeds of approximately $45.4 million have been used to retire outstanding debt and for working capital needs.

     During 1998, 0.5 million Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares") were converted to common shares on a one-for-one basis.

     During 1998, the Operating Partnership issued approximately 0.3 million Operating Partnership units valued at $11.8 million in connection with property acquisitions.

Funds from Operations

     FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring, and other non-recurring items, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

     The Company's FFO for the years ended December 31, 1998, 1997 and 1996 was as follows (in thousands):

                                     Year Ended December 31,
                                 -------------------------------
                                   1998       1997       1996
                                 ---------  ---------  ---------
Net Income of the
   Operating Partnership         $ 69,870   $ 52,210   $ 34,817
Perpetual preferred dividends      (3,647)        --         --
Gain on sale of property          (18,150)        --         --
Depreciation of real property      28,958     20,666     17,931
Amortization of goodwill              250         --         --
Loss on unused treasury lock        4,923         --         --
Extraordinary item - loss on
debt extinguishment                16,384         87         --
                                 --------   --------   --------

Funds from Operations of
   the Operating Partnership       98,588     72,963     52,748
Minority Interest                 (40,554)   (35,799)   (28,879)
                                 --------   --------   --------

Attributable to Shareholders     $ 58,034   $ 37,164   $ 23,869
                                 ========   ========   ========

Acquisitions/Dispositions

     The Company acquired the following operating properties during 1998 and 1997:

                                    Total Cost (Dollars in Thousands)
                                   -----------------------------------
                                             1998     1997
                                           --------  --------
   120-unit mid-rise apartment             $  6,700  $      -
   167-unit garden apartment                  7,100         -
   299-unit high-rise apartment              39,100         -
   1,075-unit high-rise apartment /(1)/      74,100         -
   281-unit mid-rise apartment               63,500         -
   376-unit high-rise apartment                   -    16,300
   540-unit high-rise apartment                   -    43,000
   912-unit high-rise apartment                   -    69,800
   714-unit high-rise apartment                   -    88,900
   306-unit high-rise apartment                   -    43,100
   188-unit high-rise apartment                   -    27,500
                                           --------  --------
                                           $190,500  $288,600
                                           ========  ========

/(1)/ Purchase included approximately 13% of underlying land. Balance of land is subject to ground leases expiring in 2067.

     During 1998, the Company sold two properties (Oxford Manor and Marbury Plaza) in southeast Washington, D.C. for a total of $22.0 million. The sales were completed as tax-deferred I.R.C. Section 1031 exchanges. In the financial statements, the Company recognized gains on the sales totaling $18.2 million.

     In January 1999, the Company completed the acquisition of three multifamily properties totaling 1,008 apartment units. The total capitalized cost of $105.7 million was comprised of approximately $55.0 million cash, initial capital improvement costs of $6.2 million, 0.5 million Operating Partnership units valued at approximately $16.3 million, assumed debt of $27.1 million and fair market value adjustments of $1.1 million.

     In February, 1999, the Company sold The Manor, a 435-unit multifamily property located in suburban Maryland for $23.0 million. The Company recognized a gain on the sale of $1.9 million.

     In March 1999, the Company acquired the land beneath the Crystal Square property and the 5.1% net profits interest in the Crystal Plaza property. The purchase price of $10.0 million consisted of 32,258 Operating Partnership Units valued at $1.0 million and $9.0 million cash drawn upon the line of credit.

Development

     The Company's development pipeline as of December 31, 1998 consists of the following projects:


                         Number     Units       Initial           Estimated   Estimated      Estimated
                         of Units   Delivered   Delivery         Completion  Stabilization   Cost
                         --------   ---------  ----------       -------------  ------------   -----------
                                                                                              (in millions)
Springfield Station
  (Northern Virginia)        631        280    May, 1998          Q2  1999       Q4 1999             $ 60
Courthouse Place
  (Rosslyn/Ballston)         564        103    December, 1998     Q4  1999       Q1 2000               68
One Superior Place
  (Chicago)                  809        n/a    Q3  1999           Q2  2000       Q4 2000              115
Park Connecticut
  (Washington, DC)           142        n/a    Q4  1999           Q1  2000       Q2 2000               26
                           -----      -----                                                         -----
                           2,146        383                                                          $269
                           =====      =====                                                         =====

Commitments

     As of December 31, 1998, the Company had executed four contracts to purchase to-be-constructed multifamily properties as follows:

                                Number          Units         Estimated    Purchase  Estimated
                                of Units        Delivered     Completion    Date     Purchase Price
                             ---------         ----------     ---------  --------    --------------
                                                                                      (in millions)
New River Village                  240               n/a         Q2 2000   Q4 2000       $   32
 (Ft. Lauderdale
Wilson Boulevard                   220               n/a         Q2 2000   Q4 2000           28
 (Rosslyn/Ballston)
 Pollard Gardens                   383               n/a         Q4 2000   Q2 2001           47
 (Rosslyn/Ballston)
Reston Landing                     400               n/a         Q4 1999   Q3 2000           44
                              --------                                                  --------
  (Northern Virginia)
                                 1,243                                                    $ 151
                              ========                                                  ========

     These contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. At December 31, 1998, the Company had posted three letters-of-credit totaling $7.7 million in accordance with three of the contracts to be drawn upon only in the event the Company defaults on its contractual obligations to purchase the completed assets.

     Numerous other acquisition and development projects are being pursued by the Company. The Company anticipates meeting the related funding requirements through draws on its lines of credit, long-term borrowings and public or private issuances of equity, including Operating Partnership unit exchanges.

Debt

     As of December 31, 1998, the Company had the following mortgage indebtedness and other borrowings carrying a weighted average interest rate of 6.97% and collateralized by 33 of the 54 Properties:

                                       Dollars in
                                        Thousands  Percent of Total
                                       ----------  -----------------
  Fixed rate debt:
     Mortgages                           $592,386              74.9%
     $83M Acquisition Line of Credit       30,000               3.8%
  Variable rate debt:
     $185M Line of Credit                  53,000               6.7%
     $100M  Line of Credit                 52,000               6.6%
     Construction loans                    63,193               8.0%
                                         --------             -----
                                         $790,579             100.0%
                                         ========             =====

     As of December 31, 1998, the Company's Debt to Total Market Capitalization Ratio was 40.3% (based on 18.2 million common shares, 3.4 million preferred shares and 13.3 million partnership units outstanding at a stock price of $32.125 and $50 million of perpetual preferred stock) versus 35.0% at December 31, 1997. The Company's Interest Coverage Ratios for the years ended December 31, 1998 and 1997 were 3.24:1 and 2.78:1, respectively.

     Outstanding debt matures as follows (in thousands):

             1999                     $   3,173
             2000                        31,574
             2001                       136,621
             2002                            --
             2003                            --
             Thereafter                 619,211
                                      ---------
                                      $ 790,579
                                      =========

     At December 31, 1998, the Company had $306.1 million of unused borrowing capacity available. Amounts outstanding under lines of credit averaged $202.9 million and $80.1 million for the years ended December 31, 1998 and 1997, respectively.

     The Company anticipates meeting principal repayment requirements through long-term borrowings, public or private issuances of debt securities or public or private equity offerings.

     During 1998, the Company completed several debt financing transactions as follows:

    . The Company terminated its existing $100 million line of credit and entered into two new unsecured lines of credit - a $100 million line and a $185 million line -
        with PNC Bank, NationsBank, and U.S. Bank which mature in March 2001. The Company repaid the balance outstanding under the $100 million line and recognized an extraordinary loss of $0.3 million related to the extinguishment of such debt.

     . The Company repaid $110.1 million outstanding on Mortgage Pool One by drawing on the new line of credit. The Company recognized an extraordinary loss of $4.1 million related to the repayment. The Company refinanced part of the draw through a $53 million, ten year secured loan with Prudential at a fixed coupon rate of 6.88%. The loan is secured by two of the multifamily properties. In conjunction with this loan, the Company terminated a $20 million (notional value) treasury lock contract at a gain of $0.4 million which will be amortized over the term of the new loan.

     . The Company repaid mortgage loans totaling $9.2 million and recognized an extraordinary loss of $0.3 million due to extinguishment of debt.

     . In connection with the development of One Superior Place in Chicago, Illinois, the Company obtained a $90 million interest-only construction loan in July 1998 with interest currently at LIBOR plus 135 basis points, payable monthly, due July 1, 2001. The loan is collateralized by the property.

     . The Company assumed a $31.5 million mortgage loan in connection with the Cronin's Landing acquisition in July 1998. The loan has an effective fixed interest rate of 6.9% with principal amortized using a 25-year amortization schedule and a final payment due March 2009. A fair value adjustment of $2.0 million was recorded upon assumption of this loan.

     . In September 1998, the Company terminated a $50 million (notional value) treasury lock contract at a loss of $4.9 million. The treasury lock was put in place in the first quarter of 1998 to hedge interest rate risk associated with an anticipated 10-year, unsecured financing which ultimately did not occur. Therefore, this amount has been charged to current year earnings.

     . The Company announced a standby credit facility of up to $300 million with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was $140 million at 6.75% for fifteen years. The bulk of the proceeds were used to retire Mortgage Pool Two of $125.2 million and the associated prepayment penalty of $9.7 million. Terms and rates of subsequent draws on this facility will be determined at the time of use. Closing of the facility is expected during the second quarter of 1999.

     . The Company obtained an interest-only $17.1 million mortgage on 2000 Commonwealth at a fixed interest rate of 6.3% due December 3, 2006.

     . The Company obtained a $38.3 million mortgage on Crystal House I & II at a fixed interest rate of 6.29%. The loan is interest only through December 2008, at which time principal amortization begins using a 30-year amortization schedule with a balloon payment due December 30, 2010.

     . The Company obtained a $49.3 million mortgage on Skyline Towers at a fixed interest rate of 6.45%. The loan is interest only through December 2008, at which time principal amortization begins using a 30-year amortization schedule with a balloon payment due December 10, 2010.

     . In February 1999, the unused portion, or $53 million, of the Company's $83 million line of credit with Northwestern Mutual expired.

     . In February 1999, the Company repaid $7.4 million of mortgage debt. The Company paid a prepayment penalty of $0.9 million which was recognized as an extra ordinary loss.

Other

    Capital Improvements. In 1998, total capital improvements were $16.9 million, of which $12.4 million, or $871 per apartment unit, was for the core portfolio. Approximately 55% of the capital expenditures on the core portfolio are considered by management to generate net operating income ("NOI") by increasing revenue or decreasing expenses ("NOI generating"). The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to generate NOI ("non-NOI generating"). A summary of core capital expenditures during 1998 follows:

                               Total $      Average $ Per
Expenditure Type                Spent         Core Unit
----------------               -------      -------------
                           (in thousands)

Installations                 $ 2,643           $185
Water saving devices            1,016             71
Renovations                     1,075             75
Redevelopment                   1,435            100
Other                             681             48
                              -------           ----
Total NOI-Generating
 Improvements                   6,850            479
Non-NOI Generating
 Improvements                   5,605            392
                              -------           ----
Total Capital Expenditures
  - Core Portfolio            $12,455           $871
                              =======           ====

     Income Taxes. The Company is taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company generally is not subject to Federal corporate income taxes on net income it distributes currently to shareholders provided that the Company distributes at least 95% of its taxable income each year. REITs are subject to certain organizational requirements and asset and income tests in order to maintain their REIT status. The Property Service Businesses are taxable corporations, and thus, pay Federal and state income taxes on their net income. Such taxes amounted to $ 0.6 million, $0.4 million and $0.4 million for 1998, 1997 and 1996.

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

     The Company's primary financial and operational software programs are purchased from outside vendors who have already resolved year 2000 issues. The Company has received letters from these vendors indicating that their software is year 2000 compliant. The Company is in the process of replacing one computer system, however, which is not currently year 2000 compliant at an estimated cost of approximately $1.6 million. The new system was implemented in January 1999 and is expected to be fully operational in early 1999. The related cost will be depreciated over its estimated useful life.

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


Item 7a.     Quantitative and Qualitative Disclosures of Market Risk.

     None.


Item 8.      Financial Statements and Supplementary Data.

     See Index to Consolidated and Combined Financial Statements on Page F-1 of this Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                    Part III


Item 10.     Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is hereby incorporated by reference to the material appearing under the caption "Election of Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 1999 (the "Proxy Statement"). Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Executive Officers of the Company."

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the NYSE. To the best of the Company's knowledge, all required reports were timely filed during and with respect to the fiscal year ended December 31, 1998, except for the following reports which were filed late:
Ernest A. Gerardi, Jr. (one report, one transaction); John T. Gray (Form 3); John W. Guinee (two reports, two transactions); Steven E. Gulley (Form 3 and an amendment to Form 3); Charles R. Hagen (one report, five transactions);
Matthew B. McCormick (one report, one transaction); Alfred G. Neely (four reports, nine transactions); Roger L. Weeks (two reports, two transactions); Robert D. Zimet (one transaction, one report).

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

14(a)(3)     Exhibits

     2.1 Third Party Management and Leasing, Hotel Asset Management and Corporate Services Business Transfer Agreement by and between Charles E. Smith Residential Realty, Inc. and Smith Property Management, Inc. (Incorporated by reference to Exhibit No. 2.1 of the Company's Form 10-K for the year ended December 31, 1994)

     2.2 REIT Properties Management and Leasing Business Transfer Agreement by and between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P. (Incorporated by reference to Exhibit No. 2.2 of the Company's Form 10-K for the year ended December 31,
             1994)

     2.3 Assignment by Robert H. Smith, Clarice R. Smith, Robert P. Kogod and Arlene R. Kogod to Charles E. Smith Management, Inc. of 99% of all Partnership Interests of Residential Associates Limited Partnership (Incorporated by reference to Exhibit No. 2.3 of the Company's Form 10-K for the year ended December 31, 1994)

  2.4 Assignment and Assumption Agreement by Residential Associates Limited Partnership and Charles E. Smith Residential Realty L.P. (Incorporated by reference to Exhibit No. 2.4 of the Company's Form 10-K for the year ended December 31, 1994)

  2.5   Debt Assumption Agreement and Accord and Satisfaction of Debt by Charles
        E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P. (Incorporated by reference to Exhibit No. 2.5 of the Company's Form 10-K for the year ended December 31, 1994)

  2.6 Debt Contribution Agreement between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P. (the "Operating Partnership") (Incorporated by reference to Exhibit No. 2.6 of the Company's Form 10-K for the year ended December 31, 1994)

  3.1 Amended and Restated Articles of Incorporation of Charles E. Smith Residential Realty, Inc. (the "Company") (Incorporated by reference to Exhibit No. 3.1 of the Company's Registration Statement on Form S-11, No. 33-75288)

  3.2 Articles of Amendment to Articles of Amendment and Restatement of Articles of Incorporation of Charles E. Smith Residential Realty, Inc.

  3.3 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 in the Company's Registration Statement on Form S-3 (File No. 33-93986)

  3.4 Articles Supplementary to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit No. 3.1 of Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1997)

  3.5 Articles Supplementary of the Company for Classifying and Designating Series B Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 4.1 of the Company's Report on Form 8-K dated October 3, 1997 and filed October 20, 1997)

  3.6 Certificate of Correction relating to Articles Supplementary for Series B Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 4.2 of the Company's Report on Form 8-K dated October 3, 1997 and filed October 20, 1997)

  3.7 Articles Supplementary for Series C Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 3.5 in the Company's Registration Statement on Form S-3, File No. 333-17053)

  3.8 Articles Supplementary of the Company for Classifying and Designating a Series of Preferred Stock as Series D Junior Participating Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series

  4.1 First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (Incorporated by reference to Exhibit No. 4.1 of the Company's Form 10-K for the year ended December 31, 1994)

  4.2 Certificate of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit No. 4.2 of the Company's Form 10-K for the year ended December 31, 1994)

  4.3 Ninth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit No.
        4.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

  4.4 Tenth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit No.
        4.4 of the Company's Form 10-K for the year ended December 31, 1997)

  4.5 Fifteenth Amendment to First Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998)

  4.6 Seventeenth Amendment to First Amended and Restated Agreement of Limited Partnership of the Operating Partnership

 10.1 Noncompetition Agreement by and among the Company, the Operating Partnership and Robert P. Kogod and Robert H. Smith (Incorporated by reference to Exhibit No. 10.1 of the Company's Form 10-K for the year ended December 31, 1994)

 10.2 Registration Rights and Lock-up Agreement (Incorporated by reference to Exhibit No. 10.2 of the Company's Form 10-K for the year ended December 31, 1994)

 10.3 Pledge Agreement (Incorporated by reference to Exhibit No. 10.3 of the Company's Form 10-K for the year ended December 31, 1994)

 10.4 First Amended and Restated 1994 Employee Stock and Unit Option Plan (Incorporated by reference to Exhibit No. 10.4 of the Company's Form 10-K for the year ended December 31, 1994)

 10.5 First Amended and Restated 1994 Employee Restricted Stock and Restricted Unit Plan (Incorporated by reference to Exhibit No. 10.5 of the Company's Form 10-K for the year ended December 31, 1994)

 10.6 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit No. 10.6 of the Company's Form 10-K for the year ended December 31, 1994)

 10.7 Subscription Agreement (Incorporated by reference to Exhibit No. 10.7 of the Company's Form 10-K for the year ended December 31, 1994)

 10.8 Voting Stock Partnership Agreement for Smith Property Management Partnership (Incorporated by reference to Exhibit No. 10.8 of the Company's Form 10-K for the year ended December 31, 1994)

 10.9 Voting Stock Partnership Agreement for Smith Management Construction Partnership (Incorporated by reference to Exhibit No. 10.9 of the Company's Form 10-K for the year ended December 31, 1994)

10.10 Voting Stock Partnership Agreement for Consolidated Engineering Services Partnership (Incorporated by reference to Exhibit No. 10.10 of the Company's Form 10-K for the year ended December 31, 1994)

10.11 Amended and Restated Articles of Incorporation of Smith Realty Company (Incorporated by reference to Exhibit No. 10.11 of the Company's Form 10-K for the year ended December 31, 1994)

10.12 By-Laws of Smith Property Management, Inc. (Incorporated by reference to Exhibit No. 10.12 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.13 Articles of Incorporation of Smith Management Construction, Inc. (Incorporated by reference to Exhibit No. 10.13 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.14 By-Laws of Smith Management Construction, Inc. (Incorporated by reference to Exhibit No. 10.14 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.15 Articles of Incorporation of Consolidated Engineering Services, Inc. (Incorporated by reference to Exhibit No. 10.15 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.16 By-Laws of Consolidated Engineering Services, Inc. (Incorporated by reference to Exhibit No. 10.16 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.17 Certificate of Incorporation of Smith One, Inc. (Incorporated by reference to Exhibit No. 10.17 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.18   By-Laws of Smith One, Inc. (Incorporated by reference to Exhibit No.
        10.18 of the Company's Registration Statement on Form S-11, No. 33-
        75288)

10.19 Agreement of Limited Partnership of Smith Property Holdings One L.P. (Incorporated by reference to Exhibit No. 10.19 of the Company's Form 10-K for the year ended December 31, 1994)

10.20 Agreement of Limited Partnership of Smith Property Holdings One (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.20 of the Company's Form 10-K for the year ended December 31, 1994)

10.21 Certificate of Incorporation of Smith Two, Inc. (Incorporated by reference to Exhibit No. 10.21 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.22   By-Laws of Smith Two, Inc. (Incorporated by reference to Exhibit No.
        10.22 of the Company's Registration Statement on Form S-11, No. 33-
        75288)

10.23 Agreement of Limited Partnership of Smith Property Holdings Two L.P.(Incorporated by reference to Exhibit No. 10.23 of the Company's Form 10-K for the year ended December 31, 1994)

10.24 Agreement of Limited Partnership of Smith Property Holdings Two (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.24 of the Company's Form 10-K for the year ended December 31, 1994)

10.25 Certificate of Incorporation of Smith Three, Inc. (Incorporated by reference to Exhibit No. 10.25 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.26   By-Laws of Smith Three, Inc. (Incorporated by reference to Exhibit No.
        10.26 of the Company's Registration Statement on Form S-11, No. 33-
        75288)

10.27 Agreement of limited Partnership of Smith Property Holdings Three L.P. (Incorporated by reference to Exhibit No. 10.27 of the Company's Form 10-K for the year ended December 31, 1994)

10.28 Agreement of Limited Partnership of Smith Property Holdings Three (D.C.) L.P.(Incorporated by reference to Exhibit No. 10.28 of the Company's Form 10-K for the year ended December 31, 1994)

10.29 Certificate of Incorporation of Smith Four, Inc. (Incorporated by reference to Exhibit No. 10.29 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.30   By-Laws of Smith Four, Inc. (Incorporated by reference to Exhibit No.
        10.30 of the Company's Registration Statement on Form S-11, No. 33-
        75288)

10.31 Agreement of Limited Partnership of Smith Property Holding Four L.P. (Incorporated by reference to Exhibit No. 10.31 of the Company's Form 10-K for the year ended December 31, 1994)

10.32 Amended and Restated Certificate of Incorporation of Smith Five, Inc. (Incorporated by reference to Exhibit No. 10.32 of the Company's Form 10-K for the year ended December 31, 1994)

10.33   By-Laws of Smith Five, Inc. (Incorporated by reference to Exhibit No.
        10.33 of the Company's Registration Statement on Form S-11, No. 33-
        75288)

10.34 Agreement of Limited Partnership of Smith Property Holdings Five (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.34 of the Company's Form 10-K for the year ended December 31, 1994)

10.35 License Agreement between Charles E. Smith Management, Inc. and the Company (Incorporated by reference to Exhibit No. 10.35 of the Company's Form 10-K for the year ended December 31, 1994)

10.36 License Agreement between Charles E. Smith Management, Inc. and the Operating Partnership (Incorporated by reference to Exhibit No. 10.36 of the Company's Form 10-K for the year ended December 31, 1994)

10.37 Agreement of Limited Partnership of Smith Property Holdings Five L.P. (Incorporated by reference to Exhibit No. 10.0 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1994)

10.38 Certificate of Limited Partnership of Smith Property Holdings Five L.P. (Incorporated by reference to Exhibit No. 10.38 of the Company's Form 10-K for the year ended December 31, 1994)

10.39 Deed of Trust and Security Agreement between Smith Property Holdings Three L.P. ("Smith Three") and The Northwestern Mutual Life Insurance Company ("Northwestern") (Incorporated by reference to Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.40 Guarantee of Recourse Obligations by Smith Three and the Operating Partnership (Incorporated by reference to Exhibit No. 10.3 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1994)

10.41 Absolute Assignment of Leases and Rents between Smith Three and Northwestern (Incorporated by reference to Exhibit No. 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1994)

10.42 Promissory Note of Smith Three to Northwestern (Incorporated by reference to Exhibit No. 10.5 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.43 Purchase Money Deed of Trust and Security Agreement between Smith Property Holdings Three (D.C.) L.P. ("Smith Three D.C.") and Northwestern (Incorporated by reference to Exhibit No. 10.6 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1994)

10.44 Guarantee of Recourse Obligations by Smith Three D.C. and the Operating Partnership (Incorporated by reference to Exhibit No. 10.7 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1994)

10.45 Absolute Assignment of Leases and Rents between Smith Three D.C. and Northwestern (Incorporated by reference to Exhibit No. 10.8 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1994)

10.46 Purchase Money Promissory Note of Smith Three D.C. to Northwestern (Incorporated by reference to Exhibit No. 10.9 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.47 Supplemental Loan Agreement by and among Smith Property Holdings Two L.P. ("Smith two"), Smith Property Holdings Two (D.C.) L.P. ("Smith Two D.C.") and Green Park Financial Limited Partnership ("Green Park")

10.48 Supplemental Loan Agreement by and among Smith Property Holdings One L.P. ("Smith One D.C."), Smith Property Holdings One (D.C.) L.P. ("Smith One D.C.") and GMAC (Incorporated by reference to Exhibit No. 10.13 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.49 Multifamily Note of Smith One to GMAC (Incorporated by reference to Exhibit No. 10.14 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.50 Multifamily Note of Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.15 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.51 Absolute Assignment of Leases and Rents by Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.16 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.52 Property Management Agreement by and between Smith One and the Operating Partnership (Incorporated by reference to Exhibit No. 10.17 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1994)

10.53 Multifamily Deed of Trust, Assignment of Rents and Security Agreement between Smith One D.C. and GMAC (Incorporated by reference to Exhibit No. 10.18 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.54 Commercial Leasing and Property Management Agreement between Smith Three and the Operating Partnership (Incorporated by reference to Exhibit No.
        10.19 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.55 Agreement of Limited Partnership of Smith Employment Services L.P. (Incorporated by reference to Exhibit No. 10.58 of the Company's Form 10-K for the year ended December 31, 1994)

10.56 Certificate of Limited Partnership of Smith Employment Services L.P. (Incorporated by reference to Exhibit No. 10.59 of the Company's Form 10-K for the year ended December 31, 1994)

10.57 Second Restated and Amended Agreement of Limited Partnership of First Herndon Associated Limited Partnership (Incorporated by reference to Exhibit No. 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995)

10.58 Second Amendment to the Certificate of Limited Partnership of First Herndon Associates Limited Partnership (Incorporated by reference to Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995)

10.59 Certificate of Incorporation of Smith Six, Inc. (Incorporated by reference to Exhibit No. 10.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

10.60   By-Laws of Smith Six, Inc. (Incorporated by reference to Exhibit No.
        10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

10.61 Agreement of Limited Partnership of Smith Property Holdings Six L.P. (Incorporated by reference to Exhibit No. 10.3 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

10.62 Agreement of Limited Partnership of Smith Property Holdings Six (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

10.63 Certificate of Incorporation of Smith Seven, Inc. (Incorporated by reference to Exhibit No. 10.66 of the Company's Form 10-K for the year ended December 31, 1995)

10.64   By-Laws of Smith Seven, Inc. (Incorporated by reference to Exhibit No.
        10.67 of the Company's Form 10-K for the year ended December 31, 1995)

10.65 Agreement of Limited Partnership of Smith Property Holdings Seven L.P. (Incorporated by reference to Exhibit No. 10.68 of the Company's Form 10-K for the year ended December 31, 1995)

10.66 Commitment for Mortgage Loan to the Operating Partnership from Northwestern Mutual Life Insurance Company (Incorporated by reference to Exhibit No. 10.69 of the Company's Form 10-K for the year ended December 31, 1995)

10.67 Third Amended and Restated Credit Agreement by and between the Operating Partnership and PNC Bank, National Association, et. al. (Incorporated by reference to Exhibit No. 10.71 of the Company's Form 10-K for the year ended December 31, 1997)

10.68 First Amendment to Third Amended and Restated Credit Agreement between the Operating Partnership and PNC Bank, National Association, et. al. (Incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998)

10.69 Second Amendment to Third Amended and Restated Credit Agreement between the Operating Partnership and PNC Bank, National Association, et. al. (Incorporated by reference to Exhibit 99.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998)

10.70 First Amendment to First Amended and Restated Agreement of 1994 Employee Stock and Unit Option Plan of Charles E. Smith Residential Realty, Inc. (Incorporated by reference to Exhibit 4.9 in the Company's Registration Statement on Form S-8, File No. 333-67421)

10.71 Second Amendment to First Amended and Restated Agreement of 1994 Employee Stock and Unit Option Plan of Charles E. Smith Residential Realty, Inc.

10.72 Rights Agreement between Charles E. Smith Residential Realty, Inc. and First Union National Bank, as Rights Agent

   21   Subsidiaries of the Registrant

 23.1   Consent of Arthur Andersen LLP

   27   Financial Data Schedule

      ___________________________________

14(b)   Reports on Form 8-K

        A report on Form 8-K was filed on April 22, 1998 (and subsequently amended on Form 8-K/A filed April 23, 1998) providing information on a Property acquired by the Company during the second quarter of 1998, including certain unaudited proforma balance sheets and statements of operations of the Company reflecting the acquisition and statements of revenue and certain expenses for the McClurg Court Property for the year ended December 31, 1997, and applicable subsequent periods.

        A report on Form 8-K was filed on July 2, 1998 providing information on a Property (Cronin's Landing) acquired by the Company during the third quarter of 1998.

        A report on Form 8-K was filed on December 8, 1998 providing information on the Rights Plan.

        A report on Form 8-K was filed on January 20, 1999 providing information on a Property (Buchanan House) acquired by the Company during the first quarter of 1999.

        A report on Form 8-K was filed on February 12, 1999 providing information on two Properties (Park West and Terrace) acquired by the Company during the first quarter of 1999.

14(c)   Exhibits

        The list of Exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(d)   Financial Statements

        See Index to Financial Statements and Schedules on Page F-1 of this Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March, 1999.


                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.



                    By   /s/Ernest A. Gerardi, Jr.
                         ------------------------------------
                         Ernest A. Gerardi, Jr.
                         President and Chief Operating Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 18th day of March, 1999.

       Signature                                       Title
       ---------                                       -----



   /s/Robert H. Smith                     Co-Chairman of the Board, Co-Chief
--------------------------------
Robert H. Smith                           Executive Officer, and Director



   /s/Robert P. Kogod                     Co-Chairman of the Board, Co-Chief
--------------------------------
Robert P. Kogod                           Executive Officer, and Director



   /s/Ernest A. Gerardi, Jr.              President, Chief Operating
--------------------------------
Ernest A. Gerardi, Jr.                    Officer, and Director



   /s/Wesley D. Minami                    Senior Vice President and
--------------------------------
Wesley D. Minami                          Chief Financial Officer

   /s/ Steven E. Gulley                   Vice President, Controller,
--------------------------------
Steven E. Gulley                          and Chief Accounting Officer



   /s/Fred J. Brinkman                    Director
--------------------------------
Fred J. Brinkman



   /s/Charles B. Gill                     Director
--------------------------------
Charles B. Gill



   /s/Mandell J. Ourisman                 Director
--------------------------------
Mandell J. Ourisman



   /s/Mallory Walker                      Director
--------------------------------
Mallory Walker

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

     Notes to Consolidated Financial Statements               F-7 to F-33


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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Charles E. Smith Residential Realty, Inc.:


We have audited the accompanying consolidated balance sheets of Charles E. Smith Residential Realty, Inc. (a Maryland real estate investment trust) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three years ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the management of Charles E. Smith Residential Realty, Inc. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charles E. Smith Residential Realty, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the years in the three years ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                                   Arthur Andersen LLP
Washington, D.C.
February 9, 1999

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands, Except Per Share Data)

                                                                          As of December 31,
                                                                       -------------------------
                                                                         1998              1997
                                                                       --------         --------
   ASSETS

Rental property, net                                                 $  926,749         $751,230
Rental property under construction                                      167,214           53,093
Escrow funds                                                             23,819            7,606
Investment in and advances to Property Service Businesses                28,633           14,141
Deferred charges, net                                                    18,081           16,047
Security deposits                                                         2,408            2,453
Other assets                                                             18,495           20,936
                                                                     ==========         ========
                                                                     $1,185,399         $865,506
                                                                     ==========         ========

  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Mortgage loans and notes payable:
       Mortgage loans                                                $  592,386         $500,435
       Construction loans                                                63,193            5,536
       Lines of credit                                                  135,000          105,000
                                                                     ----------         --------
            Total mortgage loans and notes payable                      790,579          610,971
   Accounts payable and accrued expenses                                 22,830           13,732
   Security deposits                                                      2,408            2,453
                                                                     ----------         --------
        Total liabilities                                               815,817          627,156
                                                                     ----------         --------

Commitments and contingencies

Minority Interest                                                       104,605           80,036

Shareholders' equity
   Preferred stock - $0.01 par value; 2,640,325 shares authorized;
      Series A Cumulative Convertible Redeemable Preferred
      Stock, liquidation preference of $27.08; 2,640,325 and
      1,661,743 shares issued and outstanding at December 31,
      1998 and 1997, respectively                                        71,500           45,000
   Preferred stock - $ 0.01 par value;  1,216,666 shares authorized;
      Series B Cumulative Convertible Redeemable Preferred
      Stock, liquidation preference of $28.50; 714,628 and
      1,216,666 shares issued and outstanding at December 31,
      1998 and 1997, respectively                                        20,367           34,675
   Preferred stock - $0.01 par value; 500 shares authorized;
      Series C Cumulative Redeemable Preferred Stock,
      liquidation preference of $100,000; 500 shares issued and
      outstanding                                                        50,000             -
   Common stock - $0.01 par value; 95,000,000 shares
      authorized; 18,212,600 and 14,942,429 shares issued
      and outstanding at December 31, 1998 and 1997,
      respectively                                                          182              150
   Additional paid-in capital - includes contributed
      deficit of $244,208                                               132,669           84,861
   Retained deficit                                                      (9,741)          (6,372)
                                                                     ----------         --------
      Total shareholders' equity                                        264,977          158,314
                                                                     ----------         --------


                                                                     $1,185,399         $865,506
                                                                     ==========         ========

        The accomanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)

                                                                                    Year Ended December 31,
                                                                        --------------------------------------------------
                                                                               1998            1997            1996
                                                                        --------------------------------------------------
Rental Properties:
  Revenues                                                              $    250,211      $   200,104      $   163,959

  Expenses
    Operating costs                                                          (84,381)         (71,425)         (60,796)
    Real estate taxes                                                        (17,254)         (12,402)         (10,429)
    Depreciation and amortization                                            (28,958)         (20,666)         (17,931)
                                                                        ------------      -----------      -----------
              Total expenses                                                (130,593)        (104,493)         (89,156)

Equity in income of Property Service Businesses                                8,433            7,597            7,846

Corporate general and administrative expenses                                 (8,947)          (6,563)          (5,255)
Interest income                                                                1,257            1,063            1,029
Interest expense                                                             (47,334)         (45,411)         (43,606)
                                                                        ------------      -----------      -----------
Income before gain on sale, loss on unused treasury lock,
  and extraordinary item                                                      73,027           52,297           34,817

Gain on sale of property                                                      18,150               -                -

Loss on unused treasury lock                                                  (4,923)              -                -
                                                                        ------------      -----------      -----------
Income before extraordinary item                                              86,254           52,297           34,817

Extraordinary item - loss on extinguishment of debt                          (16,384)             (87)              -
                                                                        ------------      -----------      -----------
Net income of the Operating Partnership                                       69,870           52,210           34,817

Minority Interest                                                            (28,741)         (25,617)         (19,062)

Distributions in excess of earnings allocated to
  Minority Interest                                                               -                -            (4,778)
                                                                        ------------      -----------      -----------
Net income                                                                    41,129           26,593           10,977

Less: Income attributable to preferred shares                                (10,722)          (1,881)              -
                                                                        ------------      -----------      -----------
Net income attributable to common shares                                $     30,407      $    24,712      $    10,977
                                                                        ------------      -----------      -----------


Earnings per common share - basic

  Income before extraordinary item                                      $       2.4        $     1.87      $      1.11
  Extraordinary item                                                          (0.54)               -                -
                                                                        ------------      -----------      -----------
  Net income                                                            $      1.86       $      1.87      $      1.11
                                                                        ------------      -----------      -----------
Earnings per common share - diluted

  Income before extraordinary item                                      $      2.39       $      1.86      $      1.11
  Extraordinary item                                                          (0.54)               -                -
                                                                        ------------      -----------      -----------
  Net income                                                            $      1.85       $      1.86      $      1.11
                                                                        ============      ===========      ===========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (Dollars in Thousands, Except Per Share Data)


Common                                                                   Series A        Series B        Series C
Stock                                                                    Preferred       Preferred       Preferred       Common
Outstanding                                                              Stock           Stock           Stock           Stock
-------------------------------------------------------------------------------------------------------------------------------
 9,708,123  Balance, December 31, 1995                                   $       -      $       -       $       -     $    97
                Operating Partnership equity exchanged
                   for acquisitions                                              -              -               -           -
                Conversion of Operating Partnership units
   261,484         to common stock                                               -              -               -           3
                Adjustment for unit grants                                       -              -               -           -
                Net income                                                       -              -               -           -
                Dividends                                                        -              -               -           -
 ---------                                                               ---------      ---------       ---------     --------
 9,969,607  Balance, December 31, 1996                                           -              -               -         100

                Operating Partnership equity exchanged
                   for acquisitions                                              -              -               -           -
                Proceeds from issuance of Series A
                Preferred Stock                                             45,000              -               -           -
                Proceeds from issuance of Series B
                   Preferred Stock                                               -         34,675               -           -
                Offering costs associated with Preferred Stock                   -              -               -           -
                Proceeds from issuance of Common Stock,
 4,555,000         net of offering costs of $5,249                               -              -               -          46
                Conversion of Operating Partnership units
   407,822         to common stock                                               -              -               -           4
                Repurchase and cancellation of Operating
                   Partnership units                                             -              -               -           -
                Amortization of unit grants                                      -              -               -           -
    10,000      Exercise of options                                              -              -               -           -
                Net income                                                       -              -               -           -
                Dividends                                                        -              -               -           -
                Adjustment for Minority Interest                                 -              -               -           -
----------                                                                --------       --------         -------     -------
14,942,429  Balance, December 31, 1997                                      45,000         34,675               -         150

                Operating Partnership equity exchanged
                   for acquisitions                                              -              -               -           -
                Proceeds from issuance of Series A
                   Preferred Stock                                          26,500              -               -           -
                Proceeds from issuance of Series C
                   Preferred Stock                                               -              -          50,000           -
                Offering costs associated with Preferred Stock                   -              -               -           -
                Proceeds from issuance of Common Stock,
 1,400,000         net of offering costs of $221                                 -              -               -          14
                Conversion of Preferred Stock to Common
   502,038         Stock                                                         -        (14,308)              -           5
                Conversion of Operating Partnership units
 1,342,133         to common stock                                               -              -               -          13
                Repurchase and cancellation of Operating
                   Partnership units                                             -              -               -           -
                Amortization of unit grants                                      -              -               -           -
     5,000      Exercise of options                                              -              -               -           -
    21,000      Stock grants awarded                                             -              -               -           -
                Net income                                                       -              -               -           -
                Dividends                                                        -              -               -           -
                Adjustment for Minority Interest                                 -              -               -           -
----------                                                               ---------      ---------        --------     -------
18,212,600  Balance, December 31, 1998                                   $  71,500      $  20,367        $ 50,000     $   182
==========                                                               =========      =========        ========     =======


Common                                                                      Additional          Retained
Stock                                                                           Paid-in         Earnings
Outstanding                                                                     Capital         (Deficit)         Total
------------------------------------------------------------------------------------------------------------------------
 9,708,123  Balance, December 31, 1995                                       $  (26,585)     $   (5,135)       $ (31,623)
                Operating Partnership equity exchanged
                   for acquisitions                                               2,403               -            2,403
                Conversion of Operating Partnership units
   261,484         to common stock                                                   (3)              -                -
                Adjustment for unit grants                                          333               -              333
                Net income                                                            -          10,977           10,977
                Dividends                                                             -         (19,469)         (19,469)
 ---------                                                                   ----------       ---------        ---------
 9,969,607  Balance, December 31, 1996                                          (23,852)        (13,627)         (37,379)

                Operating Partnership equity exchanged
                   for acquisition                                               75,019               -           75,019
                Proceeds from issuance of Series A
                   Preferred Stock                                                    -               -           45,000
                Proceeds from issuance of Series B
                   Preferred Stock                                                    -               -           34,675
                Offering costs associated with Preferred Stock                     (562)              -             (562)
                Proceeds from issuance of Common Stock,
 4,555,000         net of offering costs of $5,249                              124,134               -          124,180
                Conversion of Operating Partnership units
   407,822         to common stock                                                   (4)              -                -
                Repurchase and cancellation of Operating
                   Partnership units                                             (2,206)              -           (2,206)
                Amortization of unit grants                                         579               -              579
    10,000      Exercise of options                                                 350               -              350
                Net income                                                            -          26,593           26,593
                Dividends                                                             -         (27,151)         (27,151)
                Adjustment for Minority Interest                                (88,597)          7,813          (80,784)
 ---------                                                                   ----------       ---------        ---------
14,942,429  Balance, December 31, 1997                                           84,861          (6,372)         158,314

                Operating Partnership equity exchanged
                   for acquisitions                                              11,820               -           11,820
                Proceeds from issuance of Series A
                   Preferred Stock                                                    -               -           26,500
                Proceeds from issuance of Series C
                   Preferred Stock                                                    -               -           50,000
                Offering costs associated with Preferred Stock                   (1,874)              -           (1,874)
                Proceeds from issuance of Common Stock,
 1,400,000         net of offering costs of $221                                 45,440               -           45,454
                Conversion of Preferred Stock to Common
   502,038         Stock                                                         14,303               -                -
                Conversion of Operating Partnership units
 1,342,133         to common stock                                                  (13)              -                -
                Repurchase and cancellation of Operating
                   Partnership units                                               (594)              -             (594)
                Amortization of unit grants                                         521               -              521
     5,000      Exercise of options                                               2,999               -            2,999
    21,000      Stock grants awarded                                                  -               -                -
                Net income                                                            -          41,129           41,129
                Dividends                                                             -         (44,498)         (44,498)
                Adjustment for Minority Interest                                (24,794)              -          (24,794)
----------                                                                   ----------       ---------       ----------
18,212,600  Balance, December 31, 1998                                       $  132,669       $  (9,741)      $  264,977
==========                                                                   ==========       =========       ==========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                      Year Ended December 31,
                                                                                ----------------------------------
                                                                                   1998         1997        1996
                                                                                ----------   ----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $  41,129    $  26,593    $ 10,977
    Minority Interest                                                              28,741       25,617      19,062
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Extraordinary item - loss on extinguishment of debt                        16,384            -           -
        Loss on unused treasury lock                                                4,923            -           -
        Gain on sale of property                                                  (18,150)           -           -
        Depreciation and amortization                                              31,118       23,543      21,039
        Distributions in excess of earnings allocated to Minority Interest              -            -       4,778
        Decrease (increase) in escrow funds                                         1,490       (1,519)       (716)
        Decrease (increase) in other assets                                         3,833       (3,218)     (1,014)
        Increase (decrease) in accounts payable and accrued expenses                9,098        4,207      (3,168)
                                                                                ---------    ---------    --------
               Net cash provided by operating activities                          118,566       75,223      50,958
                                                                                ---------    ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions and development of rental property                              (255,695)    (173,205)    (60,173)
    Additions to rental property                                                  (16,852)     (12,811)     (7,425)
    Decrease in related party payables                                                  -            -      (1,441)
    Increase in investment in and advances to Property Service Businesses         (14,492)      (5,111)     (2,408)
    Acquisition deposits and other                                                 (2,956)      (5,797)     (1,295)
                                                                                ---------    ---------    --------
               Net cash used by investing activities                             (289,995)    (196,924)    (72,742)
                                                                                ---------    ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Additions to deferred charges                                                  (6,149)      (1,033)       (402)
    Net proceeds from sale of common stock                                         45,454      124,180           -
    Net proceeds from sale of preferred stock                                      74,626       79,113           -
    Mortgage loans:
        Proceeds                                                                  317,650       34,000      31,095
        Repayments                                                               (259,155)     (43,847)    (31,520)
    Lines of credit:
        Proceeds                                                                  296,000       92,350      75,500
        Repayments                                                               (266,000)     (99,400)    (16,000)
    Construction loans:
        Proceeds                                                                   66,157        5,536       1,032
        Repayments                                                                 (8,500)     (17,686)          -
    Prepayment penalties                                                          (12,672)           -           -
    Loss on unused treasury lock                                                   (4,923)           -           -
    Repurchase of units                                                              (594)      (2,206)          -
    Dividends and distributions - Common                                          (63,253)     (52,619)    (43,309)
    Dividends and distributions - Preferred                                       (10,207)        (901)          -
    Other, net                                                                      2,995          316        (192)
                                                                                ---------    ---------    --------
               Net cash provided by financing activities                          171,429      117,803      16,204
                                                                                ---------    ---------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               -       (3,898)     (5,580)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          -        3,898       9,478
                                                                                ---------    ---------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $       -    $       -    $  3,898
                                                                                =========    =========    ========

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

     The proceeds were used to acquire the sole general partnership and a proportionate limited partnership interest in Charles E. Smith Residential Realty L.P. (the "Operating Partnership") which is the successor entity to the CES Group (the "Predecessor"). Simultaneous with the Offerings, the entities that owned the properties and the related service businesses included in the CES Group contributed the properties (the "Predecessor Properties") and the management, development, leasing, interior construction, engineering, and financing services business segments of the Predecessor to the Operating Partnership (or corporations in which the Operating Partnership owns substantially all of the equity) and received in exchange, directly or indirectly, units of limited partnership in the Operating Partnership. (The contributing entities and their owners, which include Robert H. Smith and Robert
P. Kogod and their families, and other former owners of indirect interests in contributed properties, are referred to collectively as the "Minority Interest"). The contributed assets and liabilities were recorded at historical net book value which transferred a net carry-over deficit of $244.2 million to the Operating Partnership.

     The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of December 31, 1998, the Operating Partnership owned 48 operating multifamily properties containing 19,279 apartment units (the "Properties"), had approximately 2,100 units under construction at four owned sites and had agreements to purchase approximately 1,200 units at four additional sites. In addition, the Operating Partnership owned two free-standing community retail shopping centers aggregating 436,000 square feet. The properties are located in the following metropolitan areas:

                           Washington, D.C.
                                Area            Chicago    Boston    Ft. Lauderdale    Total
                           ----------------     -------    ------    --------------    -----
Multi-Family
------------
  Operating                      44                2          2             -            48
  Under Construction              6                1          -             1             8

Retail Centers                    2                -          -             -             2
--------------                   --               --         --            --            --
                                 52                3          2             1            58
                                 ==               ==         ==            ==            ==

     Additionally, the Operating Partnership owned substantially all of the equity in entities which provide multifamily and retail property management and leasing, furnished corporate apartments, interior construction and renovation, building engineering and technical services, and financial advisory services (collectively, the "Property Service Businesses").


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

Rental Property

     The Company recorded the contributed Predecessor Properties at the Predecessor's historical cost. Rental property subsequently acquired or developed is recorded at the Company's actual cost, including interest and real estate taxes incurred during development. Ordinary repairs and maintenance, such as minor replacements and painting, are expensed as incurred. Major improvements, such as new HVAC equipment and kitchen/bath renovations, are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Depreciation on buildings and improvements is computed using the straight-line method over estimated useful asset lives as follows:

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

     Minimum rental income attributable to retail leases is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Minimum rental income recognized in excess of payments due was $5.4 million and $5.0 million at December 31, 1998 and 1997, respectively, and is included in other assets. The lease agreements contain provisions that provide for additional rentals based on the tenants' sales volume and reimbursement from the tenants for their share of real estate taxes and certain common area maintenance costs. Additional rentals are recognized on the accrual basis.

     The future minimum lease payments to be received by the Company under noncancelable retail leases as of December 31, 1998, are as follows (in thousands):

            Year Ending
           December 31,
           ------------
               1999                     $  7,162
               2000                        6,980
               2001                        6,822
               2002                        7,102
               2003                        6,808
            Thereafter                    87,684
                                        --------
                                        $122,558
                                        ========

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

     The Company's income tax basis in its assets and liabilities was $966 million and $879 million, respectively, at December 31, 1998 and $702 million and $635 million, respectively, at December 31, 1997.

     For the three years ended December 31, 1998, 1997, and 1996, dividends paid per common share were characterized for income tax purposes as follows:

                            1998             1997              1996
                       -------------    -------------     -------------
                       Per Share   %    Per Share   %     Per Share   %
                       ---------   -    ---------   -     ---------   -

Taxable Income          $1.362    65%     $1.638  80.5%     $1.264   64%
Return of Capital        0.733    35%      0.397  19.5%      0.711   36%
                        ------  ----      ------  ----      ------  ---
                        $2.095   100%     $2.035   100%     $1.975  100%
                        ======  ====      ======  ====      ======  ===

Minority Interest

     At the initial public offering, the Minority Interest contributed a net deficit of $244.2 million versus the equity raised by the Company of $201.4 million which created an initial equity deficit of $42.8 million. In accordance with generally accepted accounting principles, the Minority Interest's share of this deficit, $24.5 million, and all subsequent Minority Interest activity was charged to the Company as General Partner of the Operating Partnership until the deficit was eliminated in early 1997. To the extent that distributions paid exceeded earnings allocated to the Minority Interest, the excess was charged to the Company as General Partner of the Operating Partnership. When earnings allocated to the Minority Interest exceeded distributions, the excess was credited to the Company's retained earnings. The Minority Interest activity for the three years ended December 31, 1998 consisted of the following (in thousands):

   Balance at December 31, 1995              $ (17,993)
     Earnings allocated to
      Minority Interest            19,062
     Distributions paid to
      Minority Interest           (23,840)      (4,778)
                                  -------
     Other equity activity/(1)/                  1,501
                                             ---------

   Balance at December 31, 1996                (21,270)
     Earnings allocated to
      Minority Interest            25,617
     Distributions paid to
      Minority Interest           (26,369)        (752)
                                  -------
     Other equity activity/(1)/                102,058
                                             ---------

   Balance at December 31, 1997                 80,036
     Earnings allocated to
      Minority Interest            28,741
     Distributions paid to
      Minority Interest           (28,962)        (221)
                                  -------
     Other equity activity/(1)/                 24,790
                                             ---------

   Balance at December 31, 1998              $ 104,605
                                             =========

/(1)/ Primarily reflects the Minority Interest's share of equity issued during the year.

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

New Accounting Pronouncements

     During 1998, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which had no impact, and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which is reflected in Note 14.

     During 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for years beginning after June 15, 1999. The standard is not expected to have a significant impact on the Company's financial statements since the Company has no derivative instruments.

Reclassifications

     Certain reclassifications of the prior years' information have been made to conform to the current year's presentation.

3.  RENTAL PROPERTY

Rental Property

     Rental property consists of the following as of December 31 (in thousands):

                                            1998        1997
                                         ----------  ----------

          Land                           $  157,337  $  129,213
          Buildings and improvements        997,868     832,203
          Property under construction       167,441      53,093
                                         ----------  ----------
                                          1,322,646   1,014,509

        Less: Accumulated depreciation     (228,683)   (210,186)
                                         ----------  ----------
                                         $1,093,963  $  804,323
                                         ==========  ==========

     Depreciation expense of the Company was $28.6 million, $20.3 million and $17.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. Repairs and maintenance expense of the Company was $13.6 million, $13.2 million and $11.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Acquisitions

     During 1998, the Company acquired five properties for $190.5 million, adding 1,942 apartment units. The Operating Partnership issued a total of approximately 0.3 million Operating Partnership units valued at $11.8 million and assumed a $31.5 million mortgage loan which was adjusted to its fair value of $33.5 million. The balance was funded from available cash and draws on the line of credit. The conversion of these Operating Partnership units into Company common stock is restricted for up to two years. One of the properties acquired included 13% of the underlying land with the balance subject to ground leases expiring in 2067.

     During 1997, the Company acquired six properties for $288.6 million, adding 3,036 apartment units. The Operating Partnership issued a total of approximately 2.1 million Operating Partnership units valued at $61.1 million and assumed $93.5 million in mortgage loans. The balance was funded from available cash and draws on the line of credit. The conversion of these Operating Partnership units into Company common stock is restricted for up to one year.

     During 1996, the Company acquired four properties for $64.1 million, adding 1,049 apartment units. The Operating Partnership issued a total of approximately 0.1 million Operating Partnership units valued at approximately $2.4 million and assumed a $3.3 million mortgage loan. The balance was funded from available cash and draws on the line of credit.

Dispositions

     During 1998, the Company sold two properties in southeast Washington, D.C. for a total of $22.0 million. The sales were completed as tax-deferred I.R.C.
Section 1031 exchanges. Under generally accepted accounting principles, the Company recognized gains on the sales totaling $18.2 million.

Development

     At December 31, 1998, the Company had approximately 2,100 apartment units under construction at four sites. Total estimated cost (including land) is approximately $269 million.


4.  INVESTMENT IN AND ADVANCES TO PROPERTY SERVICE BUSINESSES

     The Company uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses, which include Smith Realty Company ("SRC"), Consolidated Engineering Services, Inc. ("CES") and Smith Management Construction, Inc. ("SMC"). These companies provide services which include property management, leasing, engineering and technical, financing and property construction and renovation. Under the equity method, the Company's investment is adjusted for its proportionate share of earnings or losses of the Property Service Businesses and by dividends received. The Operating Partnership recognized its 99% interest in the earnings of each of the Property Service Businesses which aggregated $8.4 million, $7.6 million and $7.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Operating Partnership received distributions aggregating $10.5 million, $8.9 million and $8.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     In November 1997, certain commercial office Affiliates combined into a single partnership, Charles E. Smith Commercial Realty L.P. ("CESCR"). In conjunction with the combination, CES and SMC each entered into eight-year agreements with CESCR to continue providing services under the same terms and conditions in place prior to the business combination. In addition, certain Financing Services personnel of SRC transferred to CESCR. SRC entered into an agreement which expired December 31, 1998 to provide Financing Services for certain properties owned by CESCR. Services were provided by SRC in 1998 utilizing CESCR personnel on a negotiated cost basis. SRC separately negotiated revenue and cost sharing agreements for Financing Services provided to properties managed but not owned by CESCR.

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

     Total fees and administrative services charged by the Property Service Businesses to the Operating Partnership and Affiliates follows (in thousands):

                                                        Year Ended December 31
                                                       -------------------------
                                                        1998     1997     1996
                                                       -------  -------  -------

Fees Charged by Property Services Businesses to:
------------------------------------------------

Operating Partnership                                  $12,789  $ 8,762  $ 7,969
Affiliates                                              32,512   29,841   31,321

Costs of Administrative Services Charged by SRC to:
---------------------------------------------------

Operating Partnership                                   11,845    9,629    7,459
Affiliates                                               4,806    5,632    5,630


    The Operating Partnership had net working capital advances to the Property Service Businesses of $25.9 million and $10.6 million at December 31, 1998 and 1997, respectively, which are reflected in the investment balance.

    Combined summarized balance sheet information for the Property Service Businesses follows (in thousands):

                                          As of December 31,
                                         -------------------
                                           1998        1997
                                         -------     -------
     Assets/(1)/
       Accounts receivable               $42,356     $27,827
       Property, net                       6,910       5,475
       Other, net                          7,123       3,091
                                         -------     -------
                                         $56,389     $36,393
                                         =======     =======
     Liabilities/(1)/
       Accounts payable                  $19,468     $17,422
       Deferred revenue                    5,050       5,120
       Due to related parties             29,800      11,529
       Other                               3,403       1,552
     Equity                               (1,332)        770
                                         -------     -------
                                         $56,389     $36,393
                                         =======     =======

/(1)/ Balance sheets exclude $44.5 million of notes due to the Operating Partnership which, under the equity method, are eliminated for purposes of carry-over basis accounting.

    Combined summarized income statement information for the Property Service Businesses follows (in thousands):


                                                 Year Ended December 31,
                                     --------------------------------------
                                       1998           1997           1996
                                     --------       --------       --------
 Revenues                            $108,199       $ 72,277       $ 62,559
 Operating expenses                   (98,072)       (62,976)       (53,245)
 Depreciation/amortization             (1,401)        (1,238)        (1,056)
 Other expense, net                      (274)          (447)          (391)
                                     --------       --------       --------
  Net income/(1)/                    $  8,452       $  7,616       $  7,867
                                     ========       ========       ========

/(1)/ Represents 100% of the Property Service Businesses' net income, of which the Company's share was $8.4 million, $7.6 million and $7.8 million, respectively, for the years ended December 31, 1998, 1997 and 1996.


5.  DEFERRED CHARGES

     Deferred charges consist of the following as of December 31 (in thousands):

                                                     1998      1997
                                                   --------  ---------

        Permanent loan fees                        $16,619   $ 20,513
        Retail lease acquisition costs               4,395      4,170
        Acquisition/development costs and other      2,258      1,742
                                                   -------   --------
                                                    23,272     26,425
        Less: Accumulated amortization              (5,191)   (10,378)
                                                   -------   --------
                                                   $18,081   $ 16,047
                                                   =======   ========

     Amortization of permanent loan fees (which is charged to interest expense) was $1.6 million, $2.3 million and $2.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. Other amortization expense was $0.3 million, $0.4 million and $0.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

6.  MORTGAGE LOANS AND NOTES PAYABLE

     The Operating Partnership, through its subsidiary financing partnerships, has mortgage loans and notes payable as follows as of December 31:

                                         Balance as of  December 31,
                                         ---------------------------
                                                                       Interest
                                          1998              1997         Rate                   Maturity
                                          ----              ----       --------                 --------
                                               (In Thousands)
Mortgage Pools
--------------
 Pool One                                    --           $110,140          --                   --
 Pool Two                                    --            125,214          --                   --
 Pool Three                            $117,000            117,000        7.99%              June 30, 2009
 FNMA                                   140,000                 --        6.75%              October 30, 2013
 Prudential                              53,000                 --        6.88%              June 5, 2008

Individual Mortgages
--------------------
 1841 Columbia Road                       3,173              3,211        9.00%              August 1, 1999
 Kenmore                                     --              1,165          --                   --
 Crystal Towers                          44,198             44,610        7.16%              January 1, 2006
 2000 Commonwealth                       17,100             13,310        6.30%              December 3, 2006
 Connecticut Heights                     20,000              8,053        7.10%              March 18, 2008
 Cronin's Landing                        33,208                 --        6.90%              March 1, 2009
 Patriot Village                         31,095             31,095        8.24%              August 1, 2009
 Crystal Plaza                           33,615             33,971        6.86%              November 1, 2009
 Crystal House I & II                    38,250                 --        6.29%              December 30, 2010
 Skyline Towers                          49,300                 --        6.45%              December 10, 2010
 Bennington                              12,447             12,666        7.50%              October 1, 2020

Secured Construction Loans
--------------------------
 One Superior Place                      31,620                 --        6.93%              July 1, 2001

Secured Lines of Credit
-----------------------
 $83 million
  Northwestern Mutual                    30,000             30,000        7.27%              July 1, 2004

Unsecured Lines of Credit
-------------------------
 $185 million
  PNC revolver                           53,000                 --        6.31%              March 1, 2001
 $100 million
  PNC revolver                           52,000             75,000        6.12%              March 1, 2001

Unsecured Construction Loans
----------------------------
 Courthouse Place                        31,573              5,536        6.85%              October 9, 2000
                                       --------          ---------
                                       $790,579          $610, 971
                                       ========          =========

     These loans require monthly interest and, where applicable, principal payments and are collateralized by first lien mortgages or deeds of trust on 33 of the 54 Properties, bear interest at a weighted-average interest rate of 6.97% as of December 31, 1998 and have a weighted-average maturity of 9.3 years.

Mortgage Pools

     The $110.1 million principal balance of Mortgage Pool One was partially repaid on February 28, 1998, in conjunction with the sale of Oxford Manor, and fully repaid on March 31, 1998. An extraordinary loss of $4.1 million was recognized which consisted of a $2.9 million yield maintenance premium and a $1.2 million non-cash write-off of unamortized loan fees.

     The $125.2 million principal balance of Mortgage Pool Two was repaid on October 31, 1998. An extraordinary loss of $11.7 million was recognized consisting of a $9.7 million prepayment penalty and a $2.0 million non-cash write-off of unamortized loan fees.

     The loan for Mortgage Pool Three is interest only, at a fixed rate of 7.99% paid monthly, through June 30, 1999, at which time principal amortization begins using a 25-year amortization schedule with a balloon payment due June 30, 2009. The loan requires a capital and repair escrow. Certain Predecessor partners guaranteed $42 million of the mortgage loan secured by Mortgage Pool Three.

     During 1998, the Company obtained a $53 million, ten year secured loan from Prudential at a fixed coupon rate of 6.88%. The loan is secured by two of the multifamily properties with an aggregate book value of $71.7 million. In conjunction with this loan, the Company terminated a $20 million (notional value) treasury lock contract at a gain of $0.4 million which will be amortized over the term of the new loan.

     The Company announced a standby credit facility in 1998 of up to $300 million with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was $140 million at 6.75% for fifteen years. The bulk of the proceeds were used to retire Mortgage Pool Two of $125.2 million and the associated prepayment penalty of $9.7 million. Terms and rates of subsequent draws on this facility will be determined at the time of use. Closing of the facility is expected during the second quarter of 1999.

Individual Mortgages

      Individual mortgages have fixed interest rates ranging from 6.3% to 9.0%.

      During 1998, in connection with the Cronin's Landing acquisition, the Company assumed a $31.5 million mortgage loan which was adjusted to its fair value of $33.5 million. The loan has an effective fixed interest rate of 6.9% with principal amortized using a 25-year amortization schedule and a final payment due March 2009.

     During 1998, the Company also obtained a $38.3 million mortgage on the Crystal House properties at a fixed interest rate of 6.29% and a $49.3 million mortgage on the Skyline Towers property at a fixed interest rate of 6.45%. The Crystal House loan is interest only through December 2008, at which time principal amortization begins using a 30-year amortization schedule with a balloon payment due December 30, 2010. The Skyline loan is interest only through December 2008, at which time principal amortization begins using a 30-year amortization schedule with a balloon payment due December 10, 2010. The Company also refinanced mortgages on 2000 Commonwealth and Connecticut Heights in 1998.

     In September, 1998, the Company terminated a $50 million (notional value) treasury lock contract at a loss of $4.9 million. The treasury lock was put in place in the first quarter of 1998 to hedge interest rate risk associated with an anticipated 10-year, unsecured financing which ultimately did not occur. Therefore, this amount has been charged to current year earnings.

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

Lines of Credit

     The Company terminated its $100 million line of credit in 1998 and entered into two new unsecured lines of credit -- a $100 million line and a $185 million line -- with PNC Bank, NationsBank, and U.S. Bank, as agents, which mature in March 2001. Draws upon the new lines are subject to certain unencumbered asset requirements and bear interest at a selected London Interbank Offer Rate (LIBOR) plus 75 to 120 basis points based on the leverage ratio of the Company. As of December 31, 1998, the weighted average interest rate on outstanding draws was 6.22%. If the Company receives an investment grade rating on its unsecured debt, the interest rate will decrease to 60 to 90 basis points over LIBOR based on the rating. The Company pays a fee of 0.20% on the full amount available under the line of credit. The line of credit agreements contain certain restrictive covenants, including maintenance of minimum equity value, debt to equity ratios and debt service coverage requirements. The maximum amounts outstanding during 1998 and 1997 were $251.5 million and $97.0 million, respectively.

     The Company also has an $83 million acquisition credit facility which allows for debt maturities up through July 2004. The line of credit provides for an interest rate that is fixed at the time of each borrowing at 150 basis points over 10-year Treasury Bills and is cross-collateralized with Mortgage Pool Three. Borrowings outstanding of $30 million at December 31, 1998 bear interest at a weighted-average fixed rate of 7.27% and are collateralized by two Properties with an aggregate book value of $30.5 million. The agreement contains certain restrictive covenants including a limit on debt to asset value and maintenance of debt service coverage ratios.

Construction Loans

     In October 1997, the Company obtained a variable rate, unsecured construction loan of $46.3 million to finance the construction of an acquired development property. The loan is recourse to the Operating Partnership, bears interest at LIBOR plus 130 basis point (6.85% at December 31, 1998), and matures in October 2000 with three six-month extension options based on certain conditions. The loan balance at December 31, 1998 was $31.6 million.

     During 1998, the Company obtained a $90 million interest-only construction loan in connection with the development of One Superior Place in Chicago, Illinois, with interest currently at LIBOR plus 135 basis points (6.93% at December 31, 1998), payable monthly, due July 1, 2001. At the Company's option, maturity may be extended for two one-year periods based on certain conditions. The loan is collateralized by the property, which has a net book value of $54.8 million, and is recourse to the Operating Partnership. The loan balance at December 31, 1998 was $31.6 million.

     The scheduled principal payments for all mortgage loans and notes payable are as follows (in thousands):

                Year Ending
                December 31,
                ------------

                 1999              $  5,960
                 2000                35,000
                 2001               140,317
                 2002                 3,984
                 2003                 4,294
                Thereafter          601,024
                                   --------
                                   $790,579
                                   ========

7.  SHAREHOLDERS' EQUITY

     During the first quarter of 1997, the Company completed an equity offering and issued 3.1 million shares of common stock at $28.375 per share totaling $82.9 million, net of underwriting discount and other expenses totaling
$5.2 million. Net proceeds were used to repay $72.1 million of notes payable and $9 million of mortgage debt and to fund property acquisitions.

          In May 1997, the Company entered into an agreement with Security Capital Preferred Growth Inc. ("Security Capital") to sell 2.6 million shares of Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Shares"), $0.01 par value (liquidation preference of $27.08 per share), at $27.08 per share for a total of $71.5 million. During 1997, the Company sold
1.6 million Series A Preferred Shares for proceeds of $44.5 million, net of $0.5 million in offering costs. In April 1998, the Company sold the remaining
1.0 million shares of Series A Preferred Shares for $26.1 million, which is net of offering costs of $0.4 million.

      Series A Preferred Shareholders have certain voting, dividend and liquidation preferences over the common shareholders. Dividends are cumulative from the date of original issue and are payable quarterly at the greater of the rate declared on the common shares or the annual rate of $2.02 per share. The Series A Preferred Shares are not redeemable prior to May 15, 2003. On or after May 15, 2003, the Company, at its option, may redeem the Series A Preferred Shares for cash at a redemption price of $27.08 per share, plus accrued and unpaid dividends. Under certain circumstances, the Company may elect to make such redemption with common stock at the then market price of the common stock. On or after January 31, 1999, Security Capital may convert the Series A Preferred Shares into shares of common stock on a one-for-one basis subject to certain limitations. Prior to January 31, 1999, the Series A Preferred Shares will not be convertible unless the Company undergoes a change in control, as defined by the agreement, or fails to qualify as a REIT for tax purposes.

     In October 1997, the Company sold 1.45 million shares of common stock and
1.22 million shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares"), $0.01 par value, to the Prudential Insurance Company of America ("Prudential") for approximately $76 million in connection with a property acquisition. During 1998, 0.5 million shares of Series B Preferred Shares were converted to common shares on a one-for-one basis.

     Series B Preferred Shareholders have certain voting, dividend and liquidation preferences over the common shareholders. The Series B Preferred Shares have a liquidation preference of $28.50 per share. Dividends are cumulative and are payable quarterly at the greater of the rate declared on the shares of common stock of the Company or the annual rate of $2.02 per share. Prudential may convert the Series B Preferred Shares into shares of common stock on a one-for-one basis, subject to certain adjustments and limitations related to its ownership of common stock of the Company. The Company may redeem Series B Preferred Shares at any time for common shares, plus accrued and unpaid dividends.

     In January 1998, the Company sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares"), $0.01 par value, for $48.6 million, net of offering costs of $1.4 million. The Company amended the Articles of Incorporation to designate and establish the rights and privileges of the Series C Preferred Shareholders which include certain voting, dividend and liquidation preferences over the common shareholders. The Series C Preferred Shares have a liquidation preference of $100,000 per share and an initial annual dividend rate of $7,910 per share. If the securities receive an investment grade rating, the dividend rate will decrease by $250 per share. Dividends are cumulative and are payable quarterly. The Company may redeem Series C Preferred Shares after February 1, 2028, at the liquidation price plus accrued dividends.

     In July 1998, the Company completed the sale of 1.4 million shares of common stock (par value of $0.01 per share) under its existing shelf registration statement at a net purchase price of $32.625 per share. The net proceeds of approximately $45.4 million have been used to retire outstanding debt and for working capital needs.

     In December 1998, the Company adopted a Shareholder Rights Plan (the "Rights Plan") in which certain stock purchase rights were granted as a distribution to holders of common stock. The Rights allow the holder to purchase preferred stock only if a person or group becomes the owner of 15% or more of the common stock or announces an offer to acquire 15% or more of the common stock. The Rights expire on December 13, 2008.

     During 1998, the Operating Partnership issued approximately 0.3 million Operating Partnership units valued at $11.8 million in connection with property acquisitions.

     Operating Partnership units held by the Minority Interest may be redeemed at the Unitholders' sole discretion. At the option of the Company, such redemption may be made for cash at the then fair value of the Company's stock, or for shares of common stock of the Company on a one-for-one basis which does not have a dilutive effect. During 1998 and 1997, approximately 1.3 million and
0.4 million units, respectively, were redeemed for shares of common stock. Operating Partnership units held by the Minority Interest as of December 31, 1998 and 1997 were 13.3 million and 14.2 million, respectively.

     As of December 31, 1998, approximately 17.3 million shares of the Company's authorized common stock had been reserved for redemption of Operating Partnership units and 1.0 million shares were reserved under the Company's Dividend and Distribution Investment and Share Purchase Plan, respectively.


8.  COMMITMENTS AND CONTINGENCIES

Purchase Commitments

     As of December 31, 1998, the Company had executed four contracts to purchase to-be-constructed multifamily properties totaling approximately 1,200 apartment units. The maximum aggregate purchase price totals $151 million with projected closing dates between July 2000 and May 2001.

     These contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. At December 31, 1998, the Company had posted three letters-of-credit totaling $ 7.7 million in accordance with three of the contracts to be drawn upon only if the Company defaults on its contractual obligations to purchase the completed assets.

Land Leases

     Eight of the Properties have ground leases expiring at various dates between December 2032 and April 2067. (See Note 16 for related subsequent event.) Generally, each ground lease provides for a nominal annual rental and an additional rental calculated from the results of Property operations after capital expenditures.

     The base rental expense to the Company under the ground leases was $1.7 million for 1998 and $0.5 million for each of the years ended
December 31, 1997 and 1996. The additional rental expense to the Company under the ground leases was $4.1 million, $3.2 million and $2.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. At the expiration of the ground leases, the land and all of the improvements thereon will revert to the land owner. In most cases, the leases are subordinated to the mortgage debt on the related rental property.

     The future nominal base annual rentals as of December 31, 1998 for the ground leases are as follows (in thousands):

                 Year Ending
                 December 31,
                 ------------

                     1999          $  1,630
                     2000             1,630
                     2001             1,630
                     2002             1,630
                     2003             1,630
                  Thereafter         93,718
                                   --------
                                   $101,868
                                   ========

Net Profits Interest

    An unaffiliated third party has a 5.1% interest in the net profits of one of the Properties acquired in 1997. Net profit is calculated based on the results of Property operations less capital expenditures. (See Note 16 for related subsequent event).

Litigation

    The Company and/or the Property Service Businesses are presently subject to legal actions or claims for damages that arise in the ordinary course of business. In the opinion of management and counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

401 (k)  Retirement Plan

    Substantially all of the personnel employed at the Properties are eligible and participate in the Charles E. Smith 401 (k) Retirement Plan, a defined contribution, tax-qualified savings plan (the "Plan"). These personnel are employed by Smith Employment Services, L.P. ("Employment Services"), a limited partnership owned by the Operating Partnership, which is the primary employer in the Plan. Previously, such employees were participants in the Charles E. Smith Building Employees Retirement Plan which was merged into the Plan effective
July 1, 1998. Employment Services generally contributes 4% of employee-qualified earnings. The total contributions were $0.2 million in 1998, $ 0.4 million in 1997, and $ 0.3 million in 1996. Employees of the Property Service Businesses are also covered by the Plan.

9.  RELATED-PARTY TRANSACTIONS

    The Company conducts business with entities in which Messrs. Smith and Kogod exercise control. In each case, the Company's Board of Directors reviews the transaction and obtains, as required, independent assurance as to the arms-length nature of the terms. The following is a description of these transactions.

 . For the years ended December 31, 1998, 1997 and 1996, the Company paid approximately $2.3 million, $0.7 million and $0.7 million, respectively, in payroll reimbursements to an entity controlled by Messrs. Smith and Kogod for efforts on development properties and potential development sites. The increase in 1998 reflects the higher level of activity associated with expanding the Company's development pipeline during the year.

 . In January, 1998, the Company purchased a multifamily property (Tunlaw Park) for $6.7 million from a partnership in which Messrs. Smith and Kogod had ownership interests.

 . In connection with the development of Springfield Station, a contract was executed with an entity controlled by Messrs. Smith and Kogod to manage the construction of the apartments at a fee of 4% of hard construction costs. Construction management fees were $0.7 million and $0.4 million for the years ended December 31, 1998 and 1997, respectively.

 . In November 1998, the Company purchased land for future development for $5.4 million from a partnership in which Messrs. Smith and Kogod had ownership interests.

 . Prior to December 1997, the two retail properties leased health club facilities to entities controlled by Messrs. Smith and Kogod. Rental income earned under these leases approximated $5.0 million for each of the years ended December 31, 1997 and 1996. In December 1997, the health clubs were sold. In conjunction with that sale, the Company agreed to restructure the leases by reducing base rent on the Worldgate lease and extending the terms of both leases for ten years, through 2025, in exchange for a $2.3 million cash payment which is amortized over the lives of the revised leases.



10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Operating Partnership for mortgages with similar terms and remaining maturities, the fair value of mortgages payable was approximately $619 million and $527 million at December 31, 1998 and 1997, respectively. The fair values of lines of credit and construction loans approximate the carrying values.

11.  EARNINGS PER SHARE

     For the years ended December 31, 1998, 1997 and 1996, basic earnings per common share is computed based on 16.3 million, 13.2 million and 9.9 million weighted average shares outstanding during the year, respectively, and diluted earnings per common share is computed based on 16.5 million, 13.4 million, and
9.9 million weighted average shares outstanding during the year adjusted for the assumed conversion of dilutive securities, respectively. In 1998, the per-share impact of the extraordinary item was $0.54 per common share (basic and diluted).

     Weighted average Operating Partnership units not held by the Company were
13.9 million, 13.5 million and 12.0 million units for the years ended
December 31, 1998, 1997 and 1996, respectively.

     A reconciliation of income (before extraordinary item) and shares used to calculate basic and diluted earnings per share for 1998 and 1997 follows (dilutive securities had no effect on earnings in 1996):


                                                                Weighted       Per-Share
                                                 Income      Average Shares     Amount
                                                 ------      --------------    ---------
Year Ended December 31, 1998                 (In Thousands)  (In Thousands)
----------------------------
Income before extraordinary item                  $ 86,254
Minority Interest                                  (36,267)
Income Attributable to Preferred Shares            (10,722)
                                                  --------

Earnings per share - Basic
   Income attributable to common
   shareholders before extraordinary item         $ 39,265           16,318     $  2.40
Effect of Dilutive Securities
    Options /(1)/                                      181              165        (.01)
                                                  --------           ------     -------
Earnings per share - Diluted                      $ 39,446           16,483     $  2.39
                                                  ========           ======     =======


Year Ended December 31, 1997
----------------------------
Income before extraordinary item                  $ 52,297
Minority Interest                                  (25,661)
Income attributable to Preferred Shares             (1,881)
                                                  --------

Earnings per Share - Basic
   Income attributable to common
   shareholders before extraordinary item         $ 24,755           13,218     $  1.87

Effect of Dilutive Securities
   Options /(1)/                                       150              161        (.01)
                                                  --------           ------     -------
Earnings per share - Diluted                      $ 24,905           13,379     $  1.86
                                                  ========           ======     =======

/(1)/Adjustment to numerator reflects change in the Minority Interest share of income based on ownership calculation including common stock equivalents.

     Options to purchase 771,750 shares of common stock were not included in the computation of diluted earnings per share because the options' exercise price was higher than the average price of the common shares. All convertible preferred shares were also excluded from the calculation of diluted earnings per share since the preferred dividends paid per share exceeded basic earnings per share.

12.  INCENTIVE PLANS

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based on the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the Operating Partnership's net income would have been reduced by approximately $499,000 for the year ended
December 31, 1998 ($0.02 per basic and diluted common share), $65,000 (less than $0.01 per basic and diluted common share) for the year ended December 31, 1997 and $8,000 for the year ended December 31, 1996. The fair value of options granted during 1998, 1997 and 1996 is estimated at approximately $305,000, $2,111,000 and $23,000, respectively, based on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used:

                             1998      1997      1996
                           --------  --------  --------

Dividend yield               6.2%      6.8%      8.3%
Volatility                    13%       14%        9%
Risk-free interest rate      5.1%      5.7%      6.3%
Expected life                4 years   3 years   7 years

Option Plans

     The Company maintains an employee stock and unit option plan designed for executive officers and other key employees of the Company, the Operating Partnership and the Property Service Businesses. The Company also maintains a Director's stock option plan which provides for automatic grants of vested options, exercisable for 5,000 shares of common stock, to newly appointed non-employee directors. The plans authorize the issuance of up to 3,150,000 shares of common stock and/or units pursuant to options granted. Options outstanding under both plans are as follows:

                                                            Weighted Average
                                                                Exercise          Options
                                                  Number          Price       Exercisable/(1)/
                                                  ------        --------      ----------------
 Shares under option, December 31, 1995           895,000      $     24           199,000

 Options granted                                   40,000            24
 Options canceled                                (100,000)           24
                                                ---------

 Shares under option, December 31, 1996           835,000            24           351,000

 Options granted                                  918,000            34
 Options canceled                                 (12,000)           24
 Options exercised                                (25,000)           24
                                                ---------

 Shares under option, December 31, 1997         1,716,000            29           677,000

 Options granted                                  189,000            31
 Options canceled                                (164,000)           32
 Options exercised                               (125,000)           24
                                                ---------

 Shares under option, December 31, 1998         1,616,000      $     30/(2)/      707,000
                                                =========

/(1)/ Weighted average exercise price is $27
/(2)/ Range of exercise prices is $24-$35

     The exercise price of options granted under the plans may not be less than the fair market value of the common stock on the date of grant. Payment for shares and/or units granted under the plans may be made either in cash, or, if permitted by the option agreement, by exchanging shares of common stock of the Company having a fair market value equal to the option exercise price. The weighted average remaining contractual life of options outstanding as of December 31, 1998 was 7.7 years.

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

Restricted Stock and Unit Plan

     The Company maintains a restricted stock and unit plan for executive officers and other key employees of the Company, the Operating Partnership and the Property Service Businesses. Messrs. Smith and Kogod are not eligible to participate under the plan. A maximum of 300,000 shares of common stock and/or units may be issued under the plan. Restricted shares and/or units that have not vested at the time of an employee's termination of employment with the Company will be forfeited, except where such termination occurs by reason of death or disability. Any restricted shares and/or units forfeited pursuant to the vesting provisions of the plan will again be available for award under the plan. During 1997, 24,000 grants were awarded and 20,700 units vested. During 1996, 7,500 grants were canceled and 23,750 units vested. During 1995, 23,750 units vested. During 1994, 95,000 grants were awarded. For the years ended December 31, 1998, 1997 and 1996, compensation expense relating to the plan was $0.5 million, $0.6 million and $0.5 million, respectively, based on the market value of the Company's stock at the date of grant.

13.  SUPPLEMENTAL CASH FLOW DATA

     Information on non-cash investing and financing activities and cash interest paid is as follows (in thousands):

                                          Year Ended December 31,
                                         -------------------------
                                           1998     1997     1996
                                         -------  -------  -------
Cash paid during the period
 for interest                            $52,242  $44,420  $41,078
Capitalized interest                       6,520    1,306       60
Purchase of properties
 for Operating Partnership units          11,820   75,019    2,403
Assumption of debt on acquisitions        33,456   93,474    3,260
Sale proceeds held in 1031 escrow         22,011        -        -
Purchase of property with 1031 escrow
  proceeds                                 4,308        -        -

14.  SEGMENT REPORTING

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

Property Segments

     The Company's primary business is the ownership and operation of multifamily residential real estate. As such, the residential rental properties constitute the three primary operating segments --Core, Acquisition and Development portfolios -- depending upon the maturity of each property. Core consists of all multifamily properties which have been owned more than one full calendar year. Therefore, the 1998 Core represents properties owned as of December 31, 1996. Acquisition consists of purchased properties which have not yet reflected one full calendar year of operations. Development consists of properties which the Company has constructed or is in the process of constructing which have not yet had a full calendar year of stabilized operating results. On the first of January each year, Acquisition and Development properties that meet the one year requirements are transferred to the Core portfolio.

     The Company's fourth property segment is the Retail portfolio which consists of the two free-standing retail properties.

     The Company evaluates performance for the Property Segments based on Net Operating Income ("NOI") which is the difference between Rental Revenue and Operating Expenses (which primarily excludes interest expense, general and administrative costs and depreciation.)

Property Service Business Segments

     The Company also evaluates the separate financial information of its equity investment in the Property Service Businesses. Therefore, the Company has three additional segments based on service type -- Multifamily and Retail Management, Engineering and Technical Services and Interior Construction and Renovation.
The Company evaluates performance for the Property Service Business segments based on Funds from Operations ("FFO"). Funds from Operations is defined under the revised definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sale of property, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back.

     The accounting policies for all seven segments are the same as those described in the summary of significant accounting policies.

     Information concerning operations by segment for each of the three years ended December 31, was as follows (in thousands):


Property Segments

                                1998          1997        1996
                                ----          ----        ----
Net Operating Income
--------------------

Core Portfolio               $   99,395   $   92,521   $  84,136
Acquisition Portfolio            42,438       17,381       2,331
Development Portfolio               (42)         (97)         --
Retail Portfolio                  6,785        6,472       6,267
                             ----------   ----------   ---------
 Sub-total                      148,576      116,277      92,734
Adjustments                          --           --          --
                             ----------   ----------   ---------
 Consolidated total          $  148,576   $  116,277   $  92,734

Depreciation and
  amortization                  (28,958)     (20,666)    (17,931)
Equity in income of Property
  Service Businesses              8,433        7,597       7,846
Corporate general and
  administrative expenses        (8,947)      (6,563)     (5,255)
Net interest expense            (46,077)     (44,348)    (42,577)
                             ----------   ----------   ---------
Income before gain on sale,
  loss on unused treasury
  lock and extraordinary
  items                      $   73,027   $   52,297   $  34,817
                             ==========   ==========   =========

Revenues
--------

Core Portfolio               $  166,465   $  158,785   $ 147,522
Acquisition Portfolio            72,499       31,277       6,639
Development Portfolio             1,258           --          --
Retail Portfolio                  9,989       10,042       9,798
                             ----------   ----------   ---------
 Sub-total                      250,211      200,104     163,959
Adjustments                          --           --          --
                             ----------   ----------   ---------
 Consolidated total          $  250,211   $  200,104   $ 163,959
                             ==========   ==========   =========

Real Estate Assets, gross
-------------------------

Core Portfolio               $  610,066   $  597,611   $ 586,807
Acquisition Portfolio           485,108      303,904      13,548
Development Portfolio           167,441       53,093          --
Retail Portfolio                 60,031       59,901      59,645
                             ----------   ----------   ---------
 Sub-total                    1,322,646    1,014,509     660,000
Accumulated Depreciation       (228,683)    (210,186)   (189,907)
                             ----------   ----------   ---------
Consolidated total, net      $1,093,963   $  804,323   $ 470,093
                             ==========   ==========   =========

Property Service Business Segments

                                          1998     1997     1996
                                        --------  -------  -------
Funds from Operations
---------------------

Multifamily and Retail Management       $  1,464  $    22  $ 1,590
Interior Construction and Renovation       1,763    1,027      948
Engineering and Technical Services         3,611    3,420    3,355
Other                                      1,845    3,128    1,953
                                        --------  -------  -------
     Total                              $  8,683  $ 7,597  $ 7,846
                                        ========  =======  =======
Revenues
--------

Multifamily and Retail Management       $ 28,412  $10,546  $11,465
Interior Construction and Renovation       8,267    6,614    5,650
Engineering and Technical Services        67,988   50,597   42,179
Other                                      2,623    3,798    2,640
                                        --------  -------  -------
     Total                              $107,290  $71,555  $61,934
                                        ========  =======  =======
Depreciation
------------

Multifamily and Retail Management       $    757  $   768  $   706
Interior Construction and Renovation          63       40       32
Engineering and Technical Services           566      418      308
                                        --------  -------  -------
     Total                              $  1,386  $ 1,226  $ 1,046
                                        ========  =======  =======

15.  EXTRAORDINARY ITEM

     The Company recognized an extraordinary loss of $16.4 million in connection with debt extinguishments in 1998. Losses of $4.1 million and $11.7 million were recognized in connection with the repayment of Mortgage Pool One and Mortgage Pool Two, respectively. The losses consisted of $2.9 million and $9.7 million in yield maintenance premiums and $1.2 million and $2.0 million in non-cash write-offs of unamortized loan fees. In addition, a loss of $0.6 million was recognized on the write-off of unamortized loan fees associated with the termination of the $100 million line of credit and the refinancing of $9.2 million of mortgage loans.

16.  SUBSEQUENT EVENTS (Unaudited)

    In January 1999, the Company acquired a 442-unit multifamily property in Crystal City, Virginia ("Buchanan House") for a capitalized cost of $65.5 million which includes assumed debt of $7.4 million, initial capital improvement costs of $5.0 million, $0.4 million in acquisition related costs and $17.7 million in proceeds from the sale of Marbury. The balance was funded by the Company's bank line of credit. In February 1999, the Company repaid the assumed debt through a draw on its line of credit. The Company paid a prepayment penalty of $0.9 million which was recognized as an extraordinary loss.

     In January 1999, the Company acquired a 139-unit multifamily property in Chicago, Illinois ("Parkwest") for a capitalized cost of approximately
$14.1 million, consisting of 201,950 Operating Partnership Units valued at $6.3 million, assumed debt of $6.0 million, a fair value adjustment to debt of $0.4 million, initial capital improvement costs of $0.8 million, and $0.6 million in other related costs.

     In January 1999, the Company acquired a 427-unit multifamily property in Chicago, Illinois ("Terrace") for a capitalized cost of approximately
$26.1 million, consisting of 320,304 Operating Partnership Units valued at $10.0 million, assumed debt of $13.7 million, a fair value adjustment to debt of $0.7 million, initial capital improvement costs of $0.4 million, and $1.3 million in other related costs.

     In February 1999, the Company sold The Manor, a 435-unit multifamily property located in suburban Maryland for $23.0 million. The Company recognized a gain on the sale of $1.9 million.

     In February 1999, the unused portion, or $53 million, of the Company's $83 million line of credit with Northwestern Mutual expired.

     In March 1999, the Company acquired the land beneath the Crystal Square property and the 5.1% net profits interest in the Crystal Plaza property. The purchase price of $10 million consisted of 32,258 Operating Partnership Units valued at $1 million and $9 million cash drawn upon the line of credit. This transaction was reviewed and approved by the Company's Board of Directors as it was completed concurrently with the purchase by CESCR of commercial land and partnership interests.

17.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

  Quarterly financial information for 1998 and 1997 is as follows (in thousands except per share data):

                                                                Three Months Ended
                                               ---------------------------------------------------
                                               March 31,   June 30,   September 30,   December 31,
                                               ---------   --------   -------------   ------------
                                                  1998       1998         1998            1998
                                               ---------   --------   -------------   ------------
Revenues                                        $ 55,831   $ 62,063        $ 66,449       $ 67,125
Operating expenses
  (including depreciation)                       (28,685)   (32,212)        (35,752)       (33,944)
Equity in income of Property
  Service Businesses                                 664      2,227           2,693          2,849
Interest expense                                 (10,888)   (11,601)        (12,582)       (12,263)
Corporate general and administrative
  expenses                                        (2,025)    (2,203)         (2,177)        (2,542)
                                                --------   --------        --------       --------
Income before gain on sale, loss on unused
 treasury lock, and extraordinary item            14,897     18,274          18,631         21,225
Gain on sale of property                           3,120         --              --         15,030
Loss on unused treasury lock                          --         --          (4,923)            --
                                                --------   --------        --------       --------
Income before extraordinary item                  18,017     18,274          13,708         36,255
Extraordinary item - loss on extinguishment
 of debt                                          (4,702)        --              --        (11,682)
                                                --------   --------        --------       --------
Net income of Operating Partnership               13,315     18,274          13,708         24,573
Minority Interest                                 (5,871)    (7,672)         (5,434)        (9,764)
                                                --------   --------        --------       --------
Net Income                                         7,444     10,602           8,274         14,809
Income attributable to preferred
   shares                                         (1,490)    (3,580)         (2,868)        (2,784)
                                                --------   --------        --------       --------
Net income attributable to common
  shares                                        $  5,954   $  7,022        $  5,406       $ 12,025
                                                ========   ========        ========       ========

Earnings per common share-basic                 $   0.39   $   0.46        $   0.32       $   0.68
                                                ========   ========        ========       ========

Earnings per common share-diluted               $   0.39   $   0.45        $   0.32       $   0.68
                                                ========   ========        ========       ========

                                                                        Three Months Ended
                                                      -----------------------------------------------------
                                                      March 31,    June 30,    September 30,   December 31,
                                                      ---------    --------    -------------   ------------
                                                         1997        1997          1997            1997
                                                      ---------    --------    -------------   ------------
Revenues                                              $ 45,007    $ 49,784      $ 51,065        $ 55,311
Operating expenses
  (including depreciation)                             (24,202)    (25,708)      (26,688)        (27,895)
Equity in income of Property
  Service Businesses                                       809         896         1,931           3,961
Interest expense                                       (11,427)    (11,256)      (10,981)        (11,747)
Corporate general and
  administrative expenses                               (1,391)     (1,648)       (1,544)         (1,980)
                                                      --------    --------      --------        --------
Income before extraordinary item                         8,796      12,068        13,783          17,650
Extraordinary item -
 Loss on extinguishment of debt                              -           -             -             (87)
                                                      --------    --------      --------        --------
Net income of the Operating  Partnership                 8,796      12,068        13,783          17,563
Minority Interest                                       (4,613)     (6,098)       (6,724)         (8,182)
                                                      --------    --------      --------        --------
Net income                                               4,183       5,970         7,059           9,381
Income attributable to preferred shares                      -           -          (384)         (1,497)
                                                      --------    --------      --------        --------
Net income attributable to
  common shares                                       $  4,183    $  5,970      $  6,675        $  7,884
                                                      ========    ========      ========        ========

Earnings per common share-basic                       $   0.37    $   0.45      $   0.50        $   0.54
                                                      ========    ========      ========        ========

Earnings per common share-diluted                     $   0.36    $   0.45      $   0.49        $   0.54
                                                      ========    ========      ========        ========

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                            Capitalized Costs Before
                                                                          Accumulated Depreciation at
                                     Initial Cost          Costs              December 31, 1998
                              -----------------------    Capitalized     ---------------------------
                                         Building and   Subsequent To                   Building and
Properties                       Land    Improvements    Acquisition       Land         Improvements
---------------------         -----------------------   -------------    ---------------------------
Operating Properties:

Albemarle                     $    418     $      -      $  5,311      $    418       $    5,311
Bedford Village                  1,062            -        14,214         1,062           14,214
Bennington                       6,922       22,641           458         6,922           23,099
Berkeley                           108            -         2,074           108            2,074
Boulevard of Old Town            2,653        6,391           256         2,653            6,647
Calvert-Woodley                    172            -         2,613           172            2,613
Car Barn                         3,576            -        13,998         3,576           13,998
Charter Oaks                     4,387       10,058           838         4,387           10,896
Cleveland House                    325            -         4,578           325            4,578
Columbia Crossing                4,701            -        18,607         4,701           18,607
Columbian-Stratford                242            -         4,672           242            4,672
2000 Commonwealth                3,827       23,703           113         3,827           23,816
Concord Village                      -            -         9,230             -            9,230
Connecticut Heights              6,956       18,700         1,167         6,956           19,867
Corcoran House                     230            -         2,199           230            2,199
Courthouse Plaza                     -            -        44,349             -           44,349
Cronin's Landing                 9,114     $ 54,427            44         9,114           54,471
Crystal House I                      -            -        11,579             -           11,579
Crystal House II                     -            -        10,007             -           10,007
Crystal Place                    1,245            -        18,794         1,245           18,794
Crystal Plaza                    7,710       35,355           738         7,710           36,093
Crystal Square                       -            -        15,229             -           15,229
Crystal Towers                  12,607       57,189         1,808        12,607           58,997
1841 Columbia Road               3,611        2,000           376         3,611            2,376
Arl Overlook Central               262            -        14,757           262           14,757
Arl Overlook North                 245            -           299           245              299
Arl Overlook South                 303            -           773           303              773
Fort Chaplin                        97            -         8,163            97            8,163
Gateway Place                    1,660            -        17,755         1,660           17,755
Kenmore                          4,456       11,837           363         4,456           12,200
Lincoln Towers                  12,471       76,480           700        12,471           77,180
Manor                            5,809       15,576         1,144         5,809           16,720
McClurg Court                   10,637       63,487           810        10,637           64,297
Newport Village                    281            -        16,850           281           16,850
Oakwood                          3,819       12,567           592         3,819           13,159
One East Delaware                6,851       36,576           212         6,851           36,788
Orleans Village                    700            -        14,654           700           14,654
Parc Vista                       5,830       33,222           149         5,830           33,371
Patriot Village                     -             -        29,667             -           29,667
Potomac View                     2,520        6,449           714         2,520            7,163
Skyline Mall                       482            -        14,617           482           14,617
Skyline Towers                     360            -        27,342           360           27,342
Statesman                          600            -         4,599           600            4,599
Suburban Tower                   1,815        5,027           244         1,815            5,271
Tunlaw Gardens                   1,530        5,609           192         1,530            5,801
Tunlaw Park                      1,251        5,414           144         1,251            5,558
2501 Porter Street               1,126            -        18,400         1,126           18,400
Van Ness                        12,699       29,997           498        12,699           30,495
Water Park Towers                2,500            -        42,064         2,500           42,064
Westerly                         4,700       19,313           240         4,700           19,553
Windsor Towers                     362            -         5,827           362            5,827
Worldgate Centre                 4,105            -        40,829         4,105           40,829
Development Properties:
Courthouse Place                 7,130       45,920             -         7,130           45,920
One Superior Place               8,471       46,293             -         8,471           46,293
Park Connecticut                 3,160        3,561             -         3,160            3,561
Springfield Station              9,100       38,382             -         9,100           38,382
Undeveloped Land                 5,424            -             -         5,424                0
                               -------      -------       -------       -------        ---------
                              $190,622     $686,174      $445,850      $190,622       $1,132,024
                              ========     ========      ========      ========       ==========

                                        Accumulated     Net        Date of           Date         Depreciable
Properties                      Total  Depreciation   Property   Construction      Acquired          Lives
---------------------       ---------  ------------  ---------   ------------      --------       -----------
Operating Properties:

Albemarle                  $    5,729     $ (3,677)  $    2,052        1966              -        5 - 40 years
Bedford Village                15,276       (9,117)       6,159        1967              -        5 - 40 years
Bennington                     30,021       (1,882)      28,139           -           1995        5 - 40 years
Berkeley                        2,182       (1,644)         538        1961              -        5 - 40 years
Boulevard of Old Town           9,300         (566)       8,734           -           1995        5 - 40 years
Calvert-Woodley                 2,785       (1,974)         811        1962              -        5 - 40 years
Car Barn                       17,574       (5,528)      12,046      1982/1986           -        5 - 40 years
Charter Oaks                   15,283         (818)      14,465        1970           1996        5 - 40 years
Cleveland House                 4,903       (3,240)       1,663        1962              -        5 - 40 years
Columbia Crossing              23,308       (4,905)      18,403      1990/1991           -        5 - 40 years
Columbian-Stratford             4,914       (3,508)       1,406        1959              -        5 - 40 years
2000 Commonwealth              27,643         (720)      26,923           -           1997        5 - 40 years
Concord Village                 9,230       (6,117)       3,113        1967              -        5 - 40 years
Connecticut Heights            26,823       (1,769)      25,054           -           1995        5 - 40 years
Corcoran House                  2,429       (1,695)         734        1961              -        5 - 40 years
Courthouse Plaza               44,349      (12,415)      31,934      1988/1990           -        5 - 40 years
Cronin's Landing               63,585         (611)      62,974        1997           1998        5 - 40 years
Crystal House I                11,579       (6,694)       4,885        1969              -        5 - 40 years
Crystal House II               10,007       (6,687)       3,320        1964              -        5 - 40 years
Crystal Place                  20,039       (6,945)      13,094        1986              -        5 - 40 years
Crystal Plaza                  43,803       (1,692)      42,111           -           1997        5 - 40 years
Crystal Square                 15,229       (8,714)       6,515        1975              -        5 - 40 years
Crystal Towers                 71,604       (2,748)      68,856           -           1997        5 - 40 years
1841 Columbia Road              5,987         (126)       5,861        1923           1996        5 - 40 years
Arl Overlook Central           15,019      (10,617)       4,402        1960              -        5 - 40 years
Arl Overlook North                544         (532)          12        1960              -        5 - 40 years
Arl Overlook South              1,076          (62)         455        1960              -        5 - 40 years
Fort Chaplin                    8,260       (6,397)       1,863        1963              -        5 - 40 years
Gateway Place                  19,415       (5,627)      13,788        1987              -        5 - 40 years
Kenmore                        16,656         (542)      16,114           -           1997        5 - 40 years
Lincoln Towers                 89,651       (2,321)      87,330           -           1997        5 - 40 years
Manor                          22,529       (1,848)      20,681           -           1994        5 - 40 years
McClurg Court                  74,934       (1,136)      73,798        1972           1998        5 - 40 years
Newport Village                17,131      (10,019)       7,112        1971              -        5 - 40 years
Oakwood                        16,978       (1,010)      15,968           -           1995        5 - 40 years
One East Delaware              43,639       (1,103)      42,536           -           1997        5 - 40 years
Orleans Village                15,354       (9,953)       5,401      1965/1966           -        5 - 40 years
Parc Vista                     39,201         (592)      38,609        1990           1998        5 - 40 years
Patriot Village                29,667      (16,060)      13,607    1973/1975/1977        -        5 - 40 years
Potomac View                    9,683         (828)       8,855           -           1994        5 - 40 years
Skyline Mall                   15,099       (8,275)       6,824        1977              -        5 - 40 years
Skyline Towers                 27,702      (16,705)      10,997        1972              -        5 - 40 years
Statesman                       5,199       (3,659)       1,540        1961              -        5 - 40 years
Suburban Tower                  7,086         (517)       6,569           -           1995        5 - 40 years
Tunlaw Gardens                  7,331         (112)       7,219        1941           1998        5 - 40 years
Tunlaw Park                     6,809         (111)       6,698        1953           1998        5 - 40 years
2501 Porter Street             19,526       (5,475)      14,051      1987/1988           -        5 - 40 years
Van Ness                       43,194       (1,842)      41,352        1970           1996        5 - 40 years
Water Park Towers              44,564      (11,448)      33,116        1989              -        5 - 40 years
Westerly                       24,253       (1,615)      22,638        1995              -        5 - 40 years
Windsor Towers                  6,189       (4,350)       1,839        1965              -        5 - 40 years
Worldgate Centre               44,934      (11,349)      33,585        1990              -        5 - 40 years
Development Properties
Courthouse Place               53,050          (12)      53,038   Under construction     -            N/A
One Superior Place             54,764            -       54,764   Under construction     -            N/A
Park Connecticut                6,721            -        6,721   Under construction     -            N/A
Springfield Station            47,482         (215)      47,267   Under construction     -            N/A
Undeveloped Land                5,424            -        5,424   Future developmennt    -            N/A
                           ----------    ---------   ----------
                           $1,322,646    $(228,683)  $1,093,963
                           ==========    =========   ==========

     The aggregate cost for Federal income tax purposes of the Company's investment in real estate was approximately $1,054 million and $896 million at December 31, 1998 and 1997, respectively. The changes in total real estate and accumulated depreciation for the three years ended December 31 are as follows (in thousands):

                                    Total Real Estate Assets
                               -----------------------------------
                                   1998         1997       1996
                               ------------  ----------  ---------

BALANCE, beginning of year      $1,014,509   $  660,000  $587,114
 Acquisitions                      190,933      288,605    65,836
 Development                       114,347       53,093        --
 Improvements                       16,852       12,811     7,425
 Retirements and write-offs        (13,995)          --      (375)
                                ----------   ----------  --------
BALANCE, end of year            $1,322,646   $1,014,509  $660,000
                                ==========   ==========  ========

                                     Accumulated Depreciation
                                ---------------------------------
                                   1998         1997       1996
                                ----------   ----------  --------
BALANCE, beginning of year      $  210,186   $  189,907  $172,624
 Depreciation expense               28,616       20,279    17,658
 Retirements and write-offs        (10,119)           -      (375)
                                ----------   ----------  --------

BALANCE, end of year            $  228,683   $  210,186  $189,907
                                ==========   ==========  ========


                                 EXHIBIT INDEX

 Item                                  Document                                   Page
 ----                                  --------                                   ----
   2.1  Third Party Management and Leasing, Hotel Asset Management                 -
        and Corporate Services Business Transfer Agreement by and
        between Charles E. Smith Residential Realty, Inc. and Smith
        Property Management, Inc. (Incorporated by reference to Exhibit
        No. 2.1 of the Company's Form 10-K for the year ended
        December 31, 1994)

   2.2  REIT Properties Management and Leasing Business Transfer                   -
        Agreement by and between Charles E. Smith Management, Inc.
        and Charles E. Smith Residential Realty L.P. (Incorporated by
        reference to Exhibit No. 2.2 of the Company's Form 10-K for the
        year ended December 31, 1994)

   2.3  Assignment by Robert H. Smith, Clarice R. Smith, Robert P.                 -
        Kogod and Arlene R. Kogod to Charles E. Smith Management,
        Inc. of 99% of all Partnership Interests of Residential Associates
        Limited Partnership (Incorporated by reference to Exhibit No. 2.3 of the Company's Form 10-K for the year ended December 31,
        1994)

   2.4  Assignment and Assumption Agreement by Residential Associates              -
        Limited Partnership and Charles E. Smith Residential Realty L.P.
        (Incorporated by reference to Exhibit No. 2.4 of the Company's
        Form 10-K for the year ended December 31, 1994)

   2.5  Debt Assumption Agreement and Accord and Satisfaction of                   -
        Debt by Charles E. Smith Management, Inc. and Charles E. Smith
        Residential Realty L.P. (Incorporated by reference to Exhibit No.
        2.5 of the Company's Form 10-K for the year ended December
        31, 1994)

   2.6  Debt Contribution Agreement between Charles E. Smith                       -
        Management, Inc. and Charles E. Smith Residential Realty L.P.
        (the "Operating Partnership") (Incorporated by reference to
        Exhibit No. 2.6 of the Company's Form 10-K for the year ended
        December 31, 1994)

   3.1  Amended and Restated Articles of Incorporation of Charles E.               -
        Smith Residential Realty, Inc. (the "Company") (Incorporated by
        reference to Exhibit No. 3.1 of the Company's Registration
        Statement on Form S-11, No. 33-75288)

Item                                  Document                                   Page
----                                  --------                                   ----
   3.2  Articles of Amendment to Articles of Amendment and                        E-1
        Restatement of Articles of Incorporation of Charles E. Smith
        Residential Realty, Inc.

   3.3  Amended and Restated Bylaws of the Company (Incorporated by
        reference to Exhibit 3.2 in the Company's Registration Statement           -
        on Form S-3 (File No. 33-93986)

        Articles Supplementary to Amended and Restated Articles of
   3.4  Incorporation of the Company (Incorporated by reference to
        Exhibit No. 3.1 of Company's Quarterly Report on Form 10-Q for             -
        the Quarter Ended June 30, 1997)

        Articles Supplementary of the Company for Classifying and
   3.5  Designating Series B Cumulative Convertible Redeemable
        Preferred Stock   (Incorporated by reference to Exhibit No. 4.1 of
        the Company's Report on Form 8-K dated October 3, 1997 and                 -
        filed October 20, 1997)

        Certificate of Correction relating to Articles Supplementary for
   3.6  Series B Cumulative Convertible Redeemable Preferred Stock
        (Incorporated by reference to Exhibit No. 4.2 of the Company's
        Report on Form 8-K dated October 3, 1997 and filed October 20,             -
        1997)

        Articles Supplementary for Series C Cumulative Redeemable
   3.7  Preferred Stock   (Incorporated by reference to Exhibit No. 3.5 in
        the Company's Registration Statement on Form S-3, File No.
        333-17053)

        Articles Supplementary of the Company for Classifying and
   3.8  Designating a Series of Preferred Stock as Series D Junior                E-2
        Participating Preferred Stock and Fixing Distribution and Other
        Preferences and Rights of Such Series

   4.1  First Amended and Restated Agreement of Limited Partnership of             -
        the Operating Partnership, as amended (Incorporated by reference to Exhibit No. 4.1 of the Company's Form 10-K for the year ended December 31, 1994)

Item                                  Document                                   Page
----                                  --------                                   ----
   4.2  Certificate of Limited Partnership of the Operating Partnership            -
        (Incorporated by reference to Exhibit No. 4.2 of the Company's
        Form 10-K for the year ended December 31, 1994)                            -

   4.3  Ninth Amendment to Amended and Restated Agreement of                       -
        Limited Partnership of the Operating Partnership (Incorporated
        by reference to Exhibit No. 4.1 of the Company's Quarterly
        Report on Form 10-Q for the Quarter Ended June 30, 1997)

   4.4  Tenth Amendment to Amended and Restated Agreement of                       -
        Limited Partnership of the Operating Partnership (Incorporated
        by reference to Exhibit No. 4.4of the Company's Form 10-K for the year ended December 31, 1997)

   4.5  Fifteenth Amendment to First Amended and Restated Agreement                -
        of Limited Partnership of the Operating Partnership (Incorporated
        by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998)

   4.6  Seventeenth Amendment to First Amended and Restated                       E-3
        Agreement of Limited Partnership of the Operating Partnership

  10.1  Noncompetition Agreement by and among the Company, the                     -
        Operating Partnership and Robert P. Kogod and Robert H. Smith
        (Incorporated by reference to Exhibit No. 10.1 of the Company's
        Form 10-K for the year ended December 31, 1994)

  10.2  Registration Rights and Lock-up Agreement (Incorporated by                 -
        reference to Exhibit No. 10.2 of the Company's Form 10-K for the year ended December 31, 1994)

  10.3  Pledge Agreement (Incorporated by reference to Exhibit No. 10.3            -
        of the Company's Form 10-K for the year ended December 31,
        1994)

  10.4  First Amended and Restated 1994 Employee Stock and Unit                    -
        Option Plan (Incorporated by reference to Exhibit No. 10.4 of the
        Company's Form 10-K for the year ended December 31, 1994)

  10.5  First Amended and Restated 1994 Employee Restricted Stock and              -
        Restricted Unit Plan (Incorporated by reference to Exhibit No.
        10.5 of the Company's Form 10-K for the year ended December
        31, 1994)

  10.6  Non-Employee Directors Stock Option Plan (Incorporated by                  -
        reference to Exhibit No. 10.6 of the Company's Form 10-K for the year ended December 31, 1994)

Item                                  Document                                   Page
----                                  --------                                   ----
  10.7  Subscription Agreement (Incorporated by reference to Exhibit               -
        No. 10.7 of the Company's Form 10-K for the year ended
        December 31, 1994)

  10.8  Voting Stock Partnership Agreement for Smith Property                      -
        Management Partnership (Incorporated by reference to Exhibit
        No. 10.8 of the Company's Form 10-K for the year ended
        December 31, 1994)

  10.9  Voting Stock Partnership Agreement for Smith Management                    -
        Construction Partnership (Incorporated by reference to Exhibit
        No. 10.9 of the Company's Form 10-K for the year ended
        December 31, 1994)

 10.10  Voting Stock Partnership Agreement for Consolidated                        -
        Engineering Services Partnership (Incorporated by reference to
        Exhibit No. 10.10 of the Company's Form 10-K for the year
        ended December 31, 1994)

 10.11  Amended and Restated Articles of Incorporation of Smith Realty             -
        Company (Incorporated by reference to Exhibit No. 10.11 of the
        Company's Form 10-K for the year ended December 31, 1994)

 10.12  By-Laws of Smith Property Management, Inc. (Incorporated by                -
        reference to Exhibit No. 10.12 of the Company's Registration
        Statement on Form S-11, No. 33-75288)

 10.13  Articles of Incorporation of Smith Management Construction,                -
        Inc. (Incorporated by reference to Exhibit No. 10.13 of the
        Company's Registration Statement on Form S-11, No. 33-75288)

 10.14  By-Laws of Smith Management Construction, Inc. (Incorporated               -
        by reference to Exhibit No. 10.14 of the Company's Registration
        Statement on Form S-11, No. 33-75288)

 10.15  Articles of Incorporation of Consolidated Engineering Services,            -
        Inc. (Incorporated by reference to Exhibit No. 10.15 of the
        Company's Registration Statement on Form S-11, No. 33-75288)

 10.16  By-Laws of Consolidated Engineering Services, Inc.                         -
        (Incorporated by reference to Exhibit No. 10.16 of the Company's
        Registration Statement on Form S-11, No. 33-75288)

 10.17  Certificate of Incorporation of Smith One, Inc. (Incorporated by           -
        reference to Exhibit No. 10.17 of the Company's Registration
        Statement on Form S-11, No. 33-75288)

Item                                  Document                                   Page
----                                  --------                                   ----
10.18   By-Laws of Smith One, Inc. (Incorporated by reference to Exhibit           -
        No. 10.18 of the Company's Registration Statement on Form S-
        11, No. 33-75288)

 10.19  Agreement of Limited Partnership of Smith Property Holdings                -
        One L.P. (Incorporated by reference to Exhibit No. 10.19 of the
        Company's Form 10-K for the year ended December 31, 1994)

 10.20  Agreement of Limited Partnership of Smith Property Holdings                -
        One (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.20 of the Company's Form 10-K for the year ended December 31,
        1994)

 10.21  Certificate of Incorporation of Smith Two, Inc. (Incorporated by           -
        reference to Exhibit No. 10.21 of the Company's Registration
        Statement on Form S-11, No. 33-75288)

 10.22  By-Laws of Smith Two, Inc. (Incorporated by reference to                   -
        Exhibit No. 10.22 of the Company's Registration Statement on
        Form S-11, No. 33-75288)

 10.23  Agreement of Limited Partnership of Smith Property Holdings                -
        Two L.P.(Incorporated by reference to Exhibit No. 10.23 of the
        Company's Form 10-K for the year ended December 31, 1994)

 10.24  Agreement of Limited Partnership of Smith Property Holdings                -
        Two (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.24 of the Company's Form 10-K for the year ended December 31,
        1994)

 10.25  Certificate of Incorporation of Smith Three, Inc. (Incorporated by         -
        reference to Exhibit No. 10.25 of the Company's Registration
        Statement on Form S-11, No. 33-75288)

 10.26  By-Laws of Smith Three, Inc. (Incorporated by reference to                 -
        Exhibit No. 10.26 of the Company's Registration Statement on
        Form S-11, No. 33-75288)

 10.27  Agreement of limited Partnership of Smith Property Holdings                -
        Three L.P. (Incorporated by reference to Exhibit No. 10.27 of the
        Company's Form 10-K for the year ended December 31, 1994)

 10.28  Agreement of Limited Partnership of Smith Property Holdings                -
        Three (D.C.) L.P.(Incorporated by reference to Exhibit No. 10.28 of the Company's Form 10-K for the year ended December 31,
        1994)

Item                                  Document                                   Page
----                                  --------                                   ----
 10.29  Certificate of Incorporation of Smith Four, Inc. (Incorporated by         -
        reference to Exhibit No. 10.29 of the Company's Registration
        Statement on Form S-11, No. 33-75288)

 10.30  By-Laws of Smith Four, Inc. (Incorporated by reference to                  -
        Exhibit No. 10.30 of the Company's Registration Statement on
        Form S-11, No. 33-75288)

 10.31  Agreement of Limited Partnership of Smith Property Holding                 -
        Four L.P. (Incorporated by reference to Exhibit No. 10.31 of the
        Company's Form 10-K for the year ended December 31, 1994)

 10.32  Amended and Restated Certificate of Incorporation of Smith Five,           -
        Inc. (Incorporated by reference to Exhibit No. 10.32 of the
        Company's Form 10-K for the year ended December 31, 1994)

 10.33  By-Laws of Smith Five, Inc. (Incorporated by reference to                  -
        Exhibit No. 10.33 of the Company's Registration Statement on
        Form S-11, No. 33-75288)

 10.34  Agreement of Limited Partnership of Smith Property Holdings                -
        Five (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.34 of the Company's Form 10-K for the year ended December 31,
        1994)

 10.35  License Agreement between Charles E. Smith Management, Inc.                -
        and the Company (Incorporated by reference to Exhibit No. 10.35 of the Company's Form 10-K for the year ended December 31,
        1994)

 10.36  License Agreement between Charles E. Smith Management, Inc.                -
        and the Operating Partnership (Incorporated by reference to
        Exhibit No. 10.36 of the Company's Form 10-K for the year
        ended December 31, 1994)

 10.37  Agreement of Limited Partnership of Smith Property Holdings                -
        Five L.P. (Incorporated by reference to Exhibit No. 10.0 of the
        Company's Quarterly Report on Form 10-Q for the Quarter
        Ended September 30, 1994)

 10.38  Certificate of Limited Partnership of Smith Property Holdings              -
        Five L.P. (Incorporated by reference to Exhibit No. 10.38 of the
        Company's Form 10-K for the year ended December 31, 1994)

Item                                  Document                                   Page
----                                  --------                                   ----
 10.39  Deed of Trust and Security Agreement between Smith Property                -
        Holdings Three L.P. ("Smith Three") and The Northwestern
        Mutual Life Insurance Company ("Northwestern") (Incorporated
        by reference to Exhibit No. 10.2 of the Company's Quarterly
        Report on Form 10-Q for the Quarter Ended June 30, 1994)

 10.40  Guarantee of Recourse Obligations by Smith Three and the                   -
        Operating Partnership (Incorporated by reference to Exhibit No.
        10.3 of the Company's Quarterly Report on Form 10-Q for the
        Quarter Ended June 30, 1994)

 10.41  Absolute Assignment of Leases and Rents between Smith Three                -
        and Northwestern (Incorporated by reference to Exhibit No. 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter
        Ended June 30, 1994)

 10.42  Promissory Note of Smith Three to Northwestern (Incorporated               -
        by reference to Exhibit No. 10.5 of the Company's Quarterly
        Report on Form 10-Q for the Quarter Ended June 30, 1994)

 10.43  Purchase Money Deed of Trust and Security Agreement between                -
        Smith Property Holdings Three (D.C.) L.P. ("Smith Three D.C.")
        and Northwestern (Incorporated by reference to Exhibit No. 10.6 of the Company's Quarterly Report on Form 10-Q for the Quarter
        Ended June 30, 1994)
 10.44  Guarantee of Recourse Obligations by Smith Three D.C. and the              -
        Operating Partnership (Incorporated by reference to Exhibit No.
        10.7 of the Company's Quarterly Report on Form 10-Q for the
        Quarter Ended June 30, 1994)

 10.45  Absolute Assignment of Leases and Rents between Smith Three                -
        D.C. and Northwestern (Incorporated by reference to Exhibit No.
        10.8 of the Company's Quarterly Report on Form 10-Q for the
        Quarter Ended June 30, 1994)

 10.46  Purchase Money Promissory Note of Smith Three D.C. to                      -
        Northwestern (Incorporated by reference to Exhibit No. 10.9 of the Company's Quarterly Report on Form 10-Q for the Quarter
        Ended June 30, 1994)

 10.47  Supplemental Loan Agreement by and among Smith Property                   E-4
        Holdings Two L.P. ("Smith Two"), Smith Property Holdings Two
        (D.C.) L.P. ("Smith Two D.C.") and Green Park Financial Limited
        Parnership ("Green Park")

Item                                  Document                                   Page
----                                  --------                                   ----

10.48   Supplemental Loan Agreement by and among Smith Property                      -
        Holdings One L.P. ("Smith One D.C."), Smith Property Holdings
        One (D.C.) L.P. ("Smith One D.C.") and GMAC (Incorporated
        by reference to Exhibit No. 10.13 of the Company's Quarterly
        Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.49   Multifamily Note of Smith One to GMAC (Incorporated by                       -
        reference to Exhibit No. 10.14 of the Company's Quarterly
        Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.50   Multifamily Note of Smith One D.C. to GMAC (Incorporated by                  -
        reference to Exhibit No. 10.15 of the Company's Quarterly
        Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.51   Absolute Assignment of Leases and Rents by Smith One D.C. to                 -
        GMAC (Incorporated by reference to Exhibit No. 10.16 of the
        Company's Quarterly Report on Form 10-Q for the Quarter
        Ended June 30, 1994)

10.52   Property Management Agreement by and between Smith One and                   -
        the Operating Partnership (Incorporated by reference to Exhibit
        No. 10.17 of the Company's Quarterly Report on Form 10-Q for
        the Quarter Ended June 30, 1994)

10.53   Multifamily Deed of Trust, Assignment of Rents and Security                  -
        Agreement between Smith One D.C. and GMAC (Incorporated
        by reference to Exhibit No. 10.18 of the Company's Quarterly
        Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.54   Commercial Leasing and Property Management Agreement                         -
        between Smith Three and the Operating Partnership
        (Incorporated by reference to Exhibit No. 10.19 of the Company's
        Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1994)

10.55   Agreement of Limited Partnership of Smith Employment Services                -
        L.P. (Incorporated by reference to Exhibit No. 10.58 of the
        Company's Form 10-K for the year ended December 31, 1994)

Item                                  Document                                   Page
----                                  --------                                   ----
10.56   Certificate of Limited Partnership of Smith Employment Services              -
        L.P. (Incorporated by reference to Exhibit No. 10.59 of the
        Company's Form 10-K for the year ended December 31, 1994)

10.57   Second Restated and Amended Agreement of Limited Partnership                 -
        of First Herndon Associated Limited Partnership (Incorporated by
        reference to Exhibit No. 10.1 of the Company's Quarterly Report
        on Form 10-Q for the Quarter Ended June 30, 1995)

10.58   Second Amendment to the Certificate of Limited Partnership of                -
        First Herndon Associates Limited Partnership (Incorporated by
        reference to Exhibit No. 10.2 of the Company's Quarterly Report
        on Form 10-Q for the Quarter Ended June 30, 1995)

10.59   Certificate of Incorporation of Smith Six, Inc. (Incorporated by             -
        reference to Exhibit No. 10.1 of the Company's Quarterly Report
        on Form 10-Q for the Quarter Ended March 31, 1995)

10.60   By-Laws of Smith Six, Inc. (Incorporated by reference to Exhibit             -
        No. 10.2 of the Company's Quarterly Report on Form 10-Q for
        the Quarter Ended March 31, 1995)

10.61   Agreement of Limited Partnership of Smith Property Holdings Six              -
        L.P. (Incorporated by reference to Exhibit No. 10.3 of the
        Company's Quarterly Report on Form 10-Q for the Quarter
        Ended March 31, 1995)

10.62   Agreement of Limited Partnership of Smith Property Holdings Six              -
        (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.4 of the
        Company's Quarterly Report on Form 10-Q for the Quarter
        Ended March 31, 1995)

10.63   Certificate of Incorporation of Smith Seven, Inc. (Incorporated by           -
        reference to Exhibit No. 10.66 of the Company's Form 10-K for
        the year ended December 31, 1995)

10.64   By-Laws of Smith Seven, Inc. (Incorporated by reference to                   -
        Exhibit No. 10.67 of the Company's Form 10-K for the year
        ended December 31, 1995)

10.65   Agreement of Limited Partnership of Smith Property Holdings                  -
        Seven L.P. (Incorporated by reference to Exhibit No. 10.68 of the
        Company's Form 10-K for the year ended December 31, 1995)

Item                                  Document                                   Page
----                                  --------                                   ----
10.66   Commitment for Mortgage Loan to the Operating Partnership                    -
        from Northwestern Mutual Life Insurance Company
        (Incorporated by reference to Exhibit No. 10.69 of the Company's
        Form 10-K for the year ended December 31, 1995)

10.67   Third Amended and Restated Credit Agreement by and between                   -
        the Operating Partnership and PNC Bank, National Association,
        et. al. (Incorporated by reference to Exhibit No. 10.71 of the
        Company's Form 10-K for the year ended December 31, 1997)

10.68   First Amendment to Third Amended and Restated Credit
        Agreement between the Operating Partnership and PNC Bank,                    -
        National Association, et. al. (Incorporated by reference to Exhibit
        99.1 of the Company's Quarterly Report on Form 10-Q for the
        Quarter Ended June 30, 1998)
                                                                                     -
10.69   Second Amendment to Third Amended and Restated Credit
        Agreement between the Operating Partnership and PNC Bank,
        National Association, et. al. (Incorporated by reference to Exhibit
        99.2 of the Company's Quarterly Report on Form 10-Q for the
        Quarter Ended June 30, 1998)                                                 -

10.70   First Amendment to First Amended and Restated Agreement of
        1994 Employee Stock and Unit Option Plan of Charles E. Smith
        Residential Realty, Inc. (Incorporated by reference to Exhibit 4.9 in the Company's Registration Statement on Form S-8, File No.
        333-67421)                                                                   -

10.71   Second Amendment to First Amended and Restated Agreement                  E-5
        of 1994 Employee Stock and Unit Option Plan of Charles E.
        Smith Residential Realty, Inc.

10.72   Rights Agreement between Charles E. Smith Residential Realty,             E-6
        Inc. and First Union National Bank, as Rights Agent

   21   Subsidiaries of the Registrant                                            E-7

 23.1   Consent of Arthur Andersen LLP                                            E-8

   27   Financial Data Schedule                                                   E-9
--------------------------------------------------------------------------------------