Form 10-K/A
period 1998-12-31
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 1999-04-30
CIK 919004

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

     John W. Guinee. Mr. Guinee is Senior Vice President and Chief Investment Officer of the Company and Smith Realty Company, one of the Property Service Businesses, and is responsible for the acquisition efforts of the Company, particularly the acquisition of individual assets and multifamily portfolios in major metropolitan areas other than Washington, D.C. Prior to joining the Company in 1997, Mr. Guinee was a Managing Director with LaSalle Advisors, where he headed an acquisitions group with an annual investment volume of $250-300 million and led the REIT securities private placement effort. Additional responsibilities during his 12 years with LaSalle Advisors included asset management and investor relations. From 1982 through 1985, Mr. Guinee was a development manager with Gerald D. Hines Interests in San Francisco. Mr. Guinee is 43 years old.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

    None.

                                  SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April, 1999.


                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.



                    By   /s/ Ernest A. Gerardi, Jr.
                         ------------------------------------
                         Ernest A. Gerardi, Jr.
                         President and Chief Operating Officer
                         (Duly Authorized Representative of the Registrant)