Form 10-Q
period 1999-06-30
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 1999-08-13
CIK 919004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-Q

|X|             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the quarter ended June 30, 1999

                                       or

|_|            Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the period from        to

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of August 2, 1999, there were 19,645,706 shares of Common Stock of the Registrant issued and outstanding.

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                    FORM 10-Q
                                      INDEX

                                                                           Pages
                                                                           -----

PART I: FINANCIAL INFORMATION

      Item 1: Financial Statements

            Charles E. Smith Residential Realty, Inc. Financial
            Statements as of June 30, 1999 and December 31, 1998,
            Filed as a Part of This Report

            Consolidated Balance Sheets                                        3

            Consolidated Statements of Operations                              4

            Consolidated Statements of Shareholders' Equity                    5

            Condensed Consolidated Statements of Cash Flows                    6

            Notes to Consolidated Financial Statements                         7

      Item 2: Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   15

PART II: OTHER INFORMATION                                                    29

SIGNATURES                                                                    31

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except Per Share Data)

                                                              June 30, 1999   December 31, 1998
                                                              -------------   -----------------
                                                               (Unaudited)
          ASSETS

Rental property, net                                           $ 1,015,265       $   926,749
Rental property under construction                                 169,647           167,214
Cash                                                                 5,005                --
Escrow funds                                                         6,979            23,819
Investment in and advances to Property Service Businesses           34,061            28,633
Investment in joint ventures                                        18,799                --
Deferred charges, net                                               17,742            18,081
Security deposits                                                    2,162             2,408
Other assets                                                        15,254            18,495
                                                               -----------       -----------

                                                               $ 1,284,914       $ 1,185,399
                                                               ===========       ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Mortgage loans and notes payable:
     Mortgage loans                                            $   710,503       $   622,386
     Construction loans                                            101,003            63,193
     Lines of credit                                                52,000           105,000
                                                               -----------       -----------
         Total mortgage loans and notes payable                    863,506           790,579
   Accounts payable and accrued expenses                            25,797            22,830
   Deferred gain                                                     5,091                --
   Security deposits                                                 2,162             2,408
                                                               -----------       -----------
        Total liabilities                                          896,556           815,817
                                                               -----------       -----------

Commitments and contingencies

Minority Interest                                                  110,356           104,605

Shareholders' equity

   Preferred stock - $0.01 par value; 2,640,325                     71,500            71,500
      shares authorized; Series A Cumulative
      Convertible Redeemable Preferred Stock,
      liquidation preference of $27.08;
      2,640,325 shares issued and outstanding at
      June 30, 1999 and December 31, 1998,
      respectively

   Preferred stock - $ 0.01 par value; 1,216,666                        --            20,367
      shares authorized; Series B Cumulative
      Convertible Redeemable Preferred Stock,
      liquidation preference of $28.50; 714,628
      shares issued and outstanding at December
      31, 1998

   Preferred stock - $0.01 par value; 500 shares                    50,000            50,000
      authorized; Series C Cumulative Redeemable
      Preferred Stock, liquidation preference of
      $100,000; 500 shares issued and
      outstanding

   Common stock - $0.01 par value; 80,000,000                          195               182
      shares authorized; 19,571,644 and
      18,212,600 shares issued and outstanding
      at June 30, 1999 and December 31, 1998,
      respectively

   Additional paid-in capital - includes                           165,807           132,669
      contributed deficit of $244,208

   Retained deficit                                                 (9,500)           (9,741)
                                                               -----------       -----------
         Total shareholders' equity                                278,002           264,977
                                                               -----------       -----------
                                                               $ 1,284,914       $ 1,185,399
                                                               ===========       ===========

        The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                            For the Three Months            For the Six Months
                                                               Ended June 30,                  Ended June 30,
                                                         -------------------------       -------------------------

                                                            1999            1998            1999            1998
                                                         ---------       ---------       ---------       ---------
Rental Properties:
    Revenues                                             $  70,522       $  61,721       $ 139,555       $ 117,371

    Expenses
       Operating costs                                     (21,276)        (20,504)        (43,430)        (39,125)
       Real estate taxes                                    (5,324)         (4,584)        (10,728)         (8,241)
       Depreciation and amortization                        (7,713)         (7,088)        (15,941)        (13,475)
                                                         ---------       ---------       ---------       ---------
           Total expenses                                  (34,313)        (32,176)        (70,099)        (60,841)

Equity in income of joint ventures                             125              --             151              --

Equity in income of Property Service Businesses              1,126           2,227           1,128           2,891

Corporate general and administrative expenses               (2,420)         (2,203)         (4,629)         (4,228)
Interest income                                                142             306             276             467
Interest expense                                           (13,471)        (11,601)        (26,619)        (22,489)
                                                         ---------       ---------       ---------       ---------

Income before gain on sale and extraordinary item           21,711          18,274          39,763          33,171

(Loss) Gain on sale of property                                 (7)             --           1,851           3,120
                                                         ---------       ---------       ---------       ---------

Income before extraordinary item                            21,704          18,274          41,614          36,291

Extraordinary item - loss on extinguishment of debt             --              --            (359)         (4,702)
                                                         ---------       ---------       ---------       ---------

Net income of the Operating Partnership                     21,704          18,274          41,255          31,589

Minority Interest                                           (8,095)         (7,672)        (15,537)        (13,543)
                                                         ---------       ---------       ---------       ---------

Net income                                                  13,609          10,602          25,718          18,046

Less: Income attributable to preferred shares               (2,401)         (3,580)         (4,755)         (5,070)
                                                         ---------       ---------       ---------       ---------

Net income attributable to common shares                 $  11,208       $   7,022       $  20,963       $  12,976
                                                         =========       =========       =========       =========

Earnings per common share - basic

    Income before extraordinary item                     $    0.58       $    0.46       $    1.12       $    1.00
    Extraordinary item                                          --              --           (0.01)          (0.16)
                                                         ---------       ---------       ---------       ---------

    Net income                                           $    0.58       $    0.46       $    1.11       $    0.84
                                                         =========       =========       =========       =========

Earnings per common share - diluted

    Income before extraordinary item                     $    0.58       $    0.45       $    1.12       $    1.00
    Extraordinary item                                          --              --           (0.01)          (0.16)
                                                         ---------       ---------       ---------       ---------

    Net income                                           $    0.58       $    0.45       $    1.11       $    0.84
                                                         =========       =========       =========       =========

        The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (Dollars in Thousands, Except Per Share Data)

    Common                                                           Series A    Series B    Series C               Additional
    Stock                                                           Preferred   Preferred   Preferred    Common      Paid-in
 Outstanding                                                          Stock       Stock       Stock       Stock      Capital
------------  ------------------------------------------------      ---------   ---------   ---------   ---------   ---------
14,942,429    Balance, December 31, 1997                            $  45,000   $  34,675   $      --   $     150   $  84,861

                Operating Partnership equity exchanged
                   for acquisitions                                        --          --          --          --      11,820
                Proceeds from issuance of Series A
                   Preferred Stock                                     26,500          --          --          --          --
                Proceeds from issuance of Series C
                   Preferred Stock                                         --          --      50,000          --          --
                Offering costs associated with Preferred Stock             --          --          --          --      (1,874)
                Proceeds from issuance of Common Stock,
 1,400,000         net of offering costs of $221                           --          --          --          14      45,440
                Conversion of Preferred Stock to Common
   502,038         Stock                                                   --     (14,308)         --           5      14,303
                Conversion of Operating Partnership units
 1,342,133         to common stock                                         --          --          --          13         (13)
                Repurchase and cancellation of Operating
                   Partnership units                                       --          --          --          --        (594)
                Amortization of unit grants                                --          --          --          --         521
     5,000      Exercise of options                                        --          --          --          --       2,999
    21,000      Stock grants awarded                                       --          --          --          --          --
                Net income                                                 --          --          --          --          --
                Dividends                                                  --          --          --          --          --
                Adjustment for Minority Interest                           --          --          --          --     (24,794)
----------                                                          ---------   ---------   ---------   ---------   ---------

18,212,600    Balance, December 31, 1998                               71,500      20,367      50,000         182     132,669

                Operating Partnership equity exchanged
                   for acquisitions                                        --          --          --          --      15,084
                Conversion of Preferred Stock to Common
   714,628         Stock                                                   --     (20,367)         --           7      20,360
                Conversion of Operating Partnership units
   577,034         to common stock                                         --          --          --           6          (6)
                Amortization of unit grants                                --          --          --          --         292
    36,000      Exercise of options                                        --          --          --          --       1,697
    31,382      Stock grants awarded                                       --          --          --          --          --
                Net income                                                 --          --          --          --          --
                Dividends                                                  --          --          --          --          --
                Adjustment for Minority Interest                           --          --          --          --      (4,289)
----------                                                          ---------   ---------   ---------   ---------   ---------

19,571,644    Balance, June 30, 1999 (unaudited)                    $  71,500   $      --   $  50,000   $     195   $ 165,807
==========                                                          =========   =========   =========   =========   =========


    Common                                                         Retained
    Stock                                                          Earnings
 Outstanding                                                       (Deficit)      Total
------------  ------------------------------------------------     ---------    ---------
14,942,429    Balance, December 31, 1997                           $  (6,372)   $ 158,314

                Operating Partnership equity exchanged
                   for acquisitions                                       --       11,820
                Proceeds from issuance of Series A
                   Preferred Stock                                        --       26,500
                Proceeds from issuance of Series C
                   Preferred Stock                                        --       50,000
                Offering costs associated with Preferred Stock            --       (1,874)
                Proceeds from issuance of Common Stock,
 1,400,000         net of offering costs of $221                          --       45,454
                Conversion of Preferred Stock to Common
   502,038         Stock                                                  --           --
                Conversion of Operating Partnership units
 1,342,133         to common stock                                        --           --
                Repurchase and cancellation of Operating
                   Partnership units                                      --         (594)
                Amortization of unit grants                               --          521
     5,000      Exercise of options                                       --        2,999
    21,000      Stock grants awarded                                      --           --
                Net income                                            41,129       41,129
                Dividends                                            (44,498)     (44,498)
                Adjustment for Minority Interest                          --      (24,794)
----------                                                         ---------    ---------

18,212,600    Balance, December 31, 1998                              (9,741)     264,977

                Operating Partnership equity exchanged
                   for acquisitions                                       --       15,084
                Conversion of Preferred Stock to Common
   714,628         Stock                                                  --           --
                Conversion of Operating Partnership units
   577,034         to common stock                                        --           --
                Amortization of unit grants                               --          292
    36,000      Exercise of options                                       --        1,697
    31,382      Stock grants awarded                                      --           --
                Net income                                            25,718       25,718
                Dividends                                            (25,477)     (25,477)
                Adjustment for Minority Interest                          --       (4,289)
----------                                                         ---------    ---------

19,571,644    Balance, June 30, 1999 (unaudited)                   $  (9,500)   $ 278,002
==========                                                         =========    =========

        The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                           For the Six Months
                                                             Ended June 30,
                                                         ----------------------

                                                            1999         1998
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:                    $  58,867    $  64,990

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of
       rental property                                    (120,789)    (157,229)
     Additions to rental property                           (8,368)      (8,848)
     Sales of rental property                               75,666           --
     Increase in investment in and
       advances to Property Service Businesses              (5,428)     (17,784)
     Increase in investment in Joint Ventures               (3,857)          --
     Acquisition deposits and other                          2,076       (2,002)
                                                         ---------    ---------
             Net cash used by investing activities         (60,700)    (185,863)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in deferred charges                              296           --
     Net proceeds from sale of preferred stock                  --       75,039
     Mortgage loans, net                                    60,626      (46,995)
     Lines of credit, net                                  (53,000)     116,500
     Construction loans, net                                37,810       13,272
     Prepayment penalties                                   (1,038)      (3,025)
     Dividends and distributions - Common                  (34,040)     (30,456)
     Dividends and distributions - Preferred                (5,512)      (4,305)
     Other, net                                              1,696          843
                                                         ---------    ---------
             Net cash provided by financing activities       6,838      120,873
                                                         ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    5,005           --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  --           --
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   5,005    $      --
                                                         =========    =========


SUPPLEMENTAL INFORMATION:
     Capitalized interest                                $   4,175    $   2,638
     Purchase of property in exchange
       for Operating Partnership units                      14,406        8,820
     Purchase of property in exchange
       for assumption of debt                               28,169           --
     Proceeds from sale of rental property
       held in 1031 escrow                                  17,712           --
     Purchase of property with 1031 escrow proceeds         17,712           --
     Purchase of joint venture interest
       in exchange for Operating Partnership units             679           --

        The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

      The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty, Inc. (the "Company") and Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to the Company's control as sole general partner. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of June 30, 1999 and the results of operations for the interim periods ended June 30, 1999 and 1998. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K.

      The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of June 30, 1999, the Operating Partnership owned 50 operating multifamily properties totaling 19,852 apartment units, had interests in two operating multifamily properties totaling 961 apartment units, and owned two retail shopping centers aggregating 436,000 square feet. The Operating Partnership also had approximately 2,800 units under construction at seven additional sites. The Operating Partnership also owns substantially all of the economic interest in entities that provide multifamily and retail property management and leasing, furnished corporate apartments, interior construction and construction management services, and engineering and technical services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

      Certain prior year amounts have been reclassified to conform with the current year presentation.

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

      In March 1999, the Company acquired the land beneath its Crystal Square property and the 5.1% net profit interest in its Crystal Plaza property. The purchase price of $10.0 million consisted of 32,258 Operating Partnership Units valued at $1.0 million and the assumption of debt, which was repaid with $9.0 million cash drawn upon the line of credit. This transaction was completed concurrently with the purchase by Charles E. Smith Commercial Realty L.P. ("CESCR") of commercial land and partnership interests. The transaction was reviewed and approved by the Company's independent Directors.

      During the second quarter of 1999, the Company paid $0.6 million in settlement of its $1.8 million contingent purchase obligations related to the 1998 acquisition of the furnished corporate apartment business in Chicago.

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

      During the second quarter, the Company closed on a $269.5 million standby credit facility with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was made during 1998 for $140 million at 6.75% for fifteen years. A second draw was made in May 1999 for $29.5 million at 6.845% for eight years. Terms and rates of subsequent draws on this facility will be determined at the time of use.

4. SHAREHOLDERS' EQUITY

      In March 1999, 125,367 shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares") were converted to common shares on a one-for-one basis.

      In May 1999, the remaining 589,261 shares of Series B Preferred Shares were converted to common shares on a one-for-one basis.

5. PER SHARE DATA

      Earnings per common share of the Company for the three and six months ended June 30, 1999 and 1998 is computed based on weighted average common shares/units outstanding during the period as follows (in millions):

                                                Three months ended June 30,
                                              -------------------------------
                                                   1999              1998
                                              -------------     -------------

                                              Basic   Diluted   Basic   Diluted
                                              ----     ----     ----     ----

Weighted Average Common Shares                19.2     19.5     15.4     15.6
Weighted Average Common Operating
 Partnership Units(1)                         13.2     13.2     14.1     14.1

                                                 Six months ended June 30,
                                              -------------------------------
                                                   1999              1998
                                              -------------     -------------

                                              Basic   Diluted   Basic   Diluted
                                              ----     ----     ----     ----

Weighted Average Common Shares                18.8     19.0     15.4     15.6
Weighted Average Common Operating
 Partnership Units(1)                         13.3     13.3     14.1     14.1

(1) Represents Operating Partnership units not held by Company

      Operating Partnership units not held by the Company may be redeemed at the Unitholders' sole discretion. Such redemption may be made for cash at the then fair value of the Company's common stock, or, at the option of the Company, for shares of common stock of the Company on a one-for-one basis, which does not have a dilutive effect. During the six months ended June 30, 1999, 0.6 million Operating Partnership units were redeemed for shares of common stock.

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

      A reconciliation of income (before extraordinary item) and shares used to calculate basic and diluted earnings per share for the three months ended June 30, 1998 follows (dilutive securities had no effect on earnings for the six months ended June 30, 1998 and for the three and six months ended June 30,
1999):

                                                                Weighted       Per Share
                                                 Income      Average Shares     Amount
                                             -------------   --------------    ---------
                                             (In Thousands)  (In Thousands)
Income Before Extraordinary Item                $ 18,274
Minority Interest                                 (7,672)
Income Attributable to Preferred Shares           (3,580)
                                                --------
Earnings Per Share - Basic
Income Attributable to Common
     Shareholders Before Extraordinary Item     $  7,022          15,403       $   0.46
Effect of Dilutive Securities
     Options(1)                                       38             177          (0.01)
                                                --------        --------       --------

Earnings per share - Diluted                    $  7,060          15,580       $   0.45
                                                ========        ========       ========

(1) Adjustment to numerator reflects change in the Minority Interest share of income based on ownership calculation including common stock equivalents.

6. SEGMENT REPORTING

Property Segments

      The Company's primary business is the ownership and operation of multifamily residential real estate. As such, the residential rental properties have been divided into three primary operating segments - the Core, the Acquisition, and the Development portfolios. The Core Portfolio consists of all multifamily properties which have been owned for longer than one full calendar year. Therefore, the 1999 Core represents properties owned as of December 31, 1997. The Acquisition Portfolio consists of purchased properties which have not yet been owned for one full calendar year. The Development Portfolio consists of properties which the Company has constructed or is in the process of constructing which have not yet had stabilized operating results for a full calendar year. On the first of January each year, Acquisition and Development properties that have been stabilized or held by the Company for one full calendar year are transferred to the Core Portfolio.

      The Company's fourth property segment is the Retail Portfolio which consists of two freestanding retail properties.

      The Company evaluates performance for the Property Segments based on Net Operating Income ("NOI") calculated as the difference between Rental Revenue and Operating Expenses (which excludes interest expense, general and administrative costs and depreciation.)

Property Service Business Segment

      The Company also separately evaluates the financial information of its equity investment in the Property Service Businesses. These businesses provide professional services such as property management, furnished corporate apartment rentals, engineering and technical consulting, and construction management to both Company-owned properties and properties owned by third parties. Previously, the Company reported the Property Service Businesses as three separate operating segments. However, given the similarities in the nature of services, customers and distribution methods as well as the overall profit contribution, the Company considers the Property Service Businesses to be one segment. The Company evaluates performance for the Property Service Business segment based on Funds from Operations ("FFO"), which is defined using the revised definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sale of property, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back.

      The accounting policies for all segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K.

      Information concerning operations by segment for the three and six months ended June 30, 1999 and 1998 was as follows (in thousands):

Property Segments

                                                          Three months Ended             Six months ended
                                                               June 30,                      June 30,
                                                      --------------------------    --------------------------
                                                          1999           1998           1999           1998
                                                      -----------    -----------    -----------    -----------
Net Operating Income

      Core Portfolio                                  $    34,900    $    31,629    $    67,803    $    61,915
      Acquisition Portfolio                                 6,233          3,636         12,407          5,179
      Development Portfolio                                 1,025           (193)         1,711           (317)
      Retail Portfolio                                      1,764          1,561          3,476          3,228
                                                      -----------    -----------    -----------    -----------

               Consolidated Total                          43,922         36,633         85,397         70,005

      Depreciation and Amortization                        (7,713)        (7,088)       (15,941)       (13,475)
      Equity in Income of Property Service
         Businesses and Joint Ventures                      1,251          2,227          1,279          2,891
      Corporate General and Administrative Expenses        (2,420)        (2,203)        (4,629)        (4,228)
      Net interest expense                                (13,329)       (11,295)       (26,343)       (22,022)
                                                      -----------    -----------    -----------    -----------

               Income before Gain on Sale and
               Extraordinary Item                     $    21,711    $    18,274    $    39,763    $    33,171
                                                      ===========    ===========    ===========    ===========

Revenues

      Core Portfolio                                  $    54,706    $    51,743    $   108,280    $   101,603
      Acquisition Portfolio                                11,469          7,492         22,807         10,818
      Development Portfolio                                 1,805             86          3,372             87
      Retail Portfolio                                      2,542          2,400          5,096          4,863
                                                      -----------    -----------    -----------    -----------

               Consolidated Total                     $    70,522    $    61,721    $   139,555    $   117,371
                                                      ===========    ===========    ===========    ===========

Real Estate Assets, gross

      Core Portfolio                                                                $   897,853    $   906,582
      Acquisition Portfolio                                                             298,861        127,211
      Development Portfolio                                                             169,671         96,484
      Retail Portfolio                                                                   60,083         59,933
                                                                                    -----------    -----------
               Sub-total                                                              1,426,468      1,190,210
      Accumulated Depreciation                                                         (241,556)      (221,213)
                                                                                    -----------    -----------

               Consolidated Total, Net                                              $ 1,184,912    $   968,997
                                                                                    ===========    ===========

Property Service Business Segment

                                     Three months Ended        Six months ended
                                           June 30,                 June 30,
                                     -------------------     -------------------
                                       1999        1998        1999         1998
                                     -------     -------     -------       -----

Funds from Operations                $ 1,234     $ 2,227     $ 1,343     $ 2,891

Revenues                              31,301      24,555      58,695      43,907

Depreciation                             525         126         960         494

7. JOINT VENTURES

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

      In May 1999, the Company and J.P. Morgan formed a joint venture ("Springfield Station JV") to own and operate the Company's recently developed 631-unit Springfield Station property. The Company sold a 52% interest in Springfield Station JV to J.P. Morgan and received proceeds of approximately $50 million from the transaction. The joint venture placed $37 million in debt financing on the property at 6.85% fixed interest which matures on June 1, 2001. The Company provided a construction completion guarantee on the project as well as a payment guarantee of $14.1 million of the debt. The construction completion guarantee expires on October 1, 1999. The debt guarantee will expire on or before the achievement of 92% occupancy for 45 consecutive days. The Company will defer recognition of a $5.1 million gain on the sale until the guarantees have expired.

      In May 1999, the Company and J.P. Morgan also formed a development joint venture ("University Center JV") to develop a new 630-unit multifamily property in Loudoun County, Virginia at the western end of the Dulles Technology corridor. Ownership interests are held 60% by J.P. Morgan and 40% by the Company. The joint venture intends to place debt financing for 50% of the project's estimated $60 million development cost. Construction commenced during the third quarter of 1999 with final completion expected in 2001. The Company's initial equity contribution consisted of land acquired in 1998 for $5.4 million, less cash received of $3.0 million. A Company affiliate will provide development, property management and marketing services to the venture for a market rate fee. This affiliate will provide a construction completion guarantee to the venture.

8. RELATED PARTY TRANSACTIONS

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

SUBSEQUENT EVENTS

      In July 1999, the Company acquired a 720-unit apartment property located in Palatine, Illinois ("Countryside"). The total capitalized cost of $44.8 million consists of 178,190 units of the Operating Partnership ("Units") valued at approximately $6.0 million, new mortgage debt of $28.0 million, initial capital improvement costs of $1.2 million, and cash of $9.6 million. The mortgage debt obtained by the Company is a 7-year interest-only note with an interest rate of 7.23%.

      In July 1999, the Company also acquired a 1,158-unit apartment property located in Glendale Heights, Illinois ("Somerset"). The total capitalized cost of $57.6 million consists of 408,969 Units valued at approximately $13.9 million, assumed mortgage debt of $32.7 million, initial capital improvement costs of $1.2 million, a fair value adjustment to debt of $0.5 million, and cash of $9.3 million. The assumed debt matures in 2007, and has an effective rate of 8.31%.

      In July 1999, the Company acquired a 269-unit apartment property located in Washington, D.C. ("The Consulate"). The total capitalized cost of $32.7 million consists of assumed debt of $12.8 million, initial capital improvement costs of $0.5 million, and $19.4 million of cash. The assumed debt matures in 2001 and has a rate of 7.375%.

      In July 1999, the Company acquired the land beneath its Orleans Village property. The purchase price of $0.4 million consisted of 7,797 Operating Partnership Units valued at $0.2 million and cash of $0.2 million.

      On July 2, 1999, the Company entered into an agreement with Security Capital Preferred Growth, Inc. ("Security Capital") to sell 684,931 shares of Series E Cumulative Convertible Redeemable Preferred Shares ("Series E Preferred Shares"), $0.01 par value, at $36.50 per share for a total of $25.0 million. The Series E Preferred Shares were issued on July 13, 1999. The Company also entered into agreements with Security Capital to sell 666,667 shares of Series F Cumulative Convertible Redeemable Preferred Shares ("Series F Preferred Shares"), $0.01 par value, at $37.50 and 641,026 shares of Series G Cumulative Convertible Redeemable Preferred Shares ("Series G Preferred Shares"), $0.01 par value, at $39.00. The dividend yield to be paid on these preferred shares will be 7.75% in year one, 8.25% in year two and 8.5% in year three and thereafter, with a minimum equivalent to the dividend rate paid on the Company's common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three and six months ended June 30, 1999 and 1998 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty, Inc. (the "Company"), Charles
E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to its control as sole general partner.

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

Rental Revenue

      Average revenue per apartment unit for the Company's core multifamily properties increased approximately 5.7% in the second quarter of 1999 as compared with 1998.

      A schedule of portfolio statistics follows:

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
--------------------------------------------------------------------------------
                        Residential Portfolio Statistics
                    For the Three Months Ended June 30, 1999

                                                                           Gross       Average
                                                              Average    Operating     Revenue     % Change    Economic   Change
                                    Property   Apartment      Sq. Ft.     Income       Per Unit     from      Occupancy    From
Property Type/Property Name             Type     Units        Per Unit     Q2-99        Q2-99       Q2-98       Q2-99     Q2-98
---------------------------             ----     -----        --------     -----        -----       -----       -----     -----
                                                                        (in 000's)
CORE RESIDENTIAL PORTFOLIO

NW Washington, D.C
     1841 Columbia Road            High-rise        115          634      $   349      $ 1,011        7.3%       99.4%      -.4%
     2501 Porter Street            High-rise        202          760          996        1,644        9.4%       99.7%       .5%
     Albemarle                     High-rise        235        1,097          907        1,287        7.5%       98.2%      1.3%
     Calvert-Woodley               High-rise        136        1,001          509        1,247        8.3%       99.1%      -.5%
     Cleveland House               High-rise        216          894          779        1,202        6.4%       97.5%     -2.1%
     Connecticut Heights           High-rise        519          536        1,500          963        8.8%       98.3%      2.7%
     Corcoran House                High-rise        138          464          356          859        3.5%       99.7%       .5%
     Statesman                     High-rise        281          593          745          884       12.8%      102.3%      4.2%
     Van Ness South                High-rise        625          956        2,201        1,174        7.4%       99.1%       .8%
     The Kenmore                   High-rise        376          725          914          810        7.1%       98.1%       .0%
                                                 ------        -----      -------      -------      ------     -------
                                                  2,843          771      $ 9,256      $ 1,086        8.1%       99.0%
Northern Virginia
     Crystal City
     ------------

     The Bennington                High-rise        348          804        1,177        1,122        4.3%       97.0%       .4%
     Crystal House I               High-rise        426          917        1,356        1,061        8.4%       97.2%      1.5%
     Crystal House II              High-rise        402          938        1,235        1,024        6.1%       97.5%      2.2%
     Crystal Square                High-rise        378        1,121        1,373        1,210        3.9%       98.4%      -.1%
     Crystal Place                 High-rise        180          894          731        1,353        3.5%       96.1%     -2.2%
     Gateway Place                 High-rise        162          826          856        1,762      -10.6%       91.0%     -8.3%
     Water Park Towers             High-rise        360          881        1,624        1,504        3.8%       94.4%       .7%
     Crystal Plaza                 High-rise        540        1,129        2,109        1,302        5.0%       99.0%      1.0%
     Crystal Towers                High-rise        912        1,107        3,300        1,208        8.9%       98.8%      3.0%
                                                 ------        -----      -------      -------      ------     -------
                                                  3,708          998      $13,761      $ 1,239        5.0%       97.3%
     Rosslyn/Ballston
     ----------------

     Courthouse Plaza              High-rise        396          772        1,605        1,351        4.2%       96.4%     -1.2%
     Lincoln Towers                High-rise        714          879        2,904        1,356        1.1%       93.7%     -3.6%
                                                 ------        -----      -------      -------      ------     -------
                                                  1,110          841      $ 4,509      $ 1,358        2.4%       94.6%
     Tysons/Dulles
     -------------

     Charter Oak                   Garden           262        1,097          810        1,030        6.2%       98.2%       .9%
     Oaks of Tysons                Garden           218          968          726        1,110        7.0%       96.9%      1.5%
     Potomac View                  Garden           192          965          479          831        6.9%       96.6%     -1.2%
     Bedford Village               Garden           752        1,070        2,221          984        9.4%       97.7%      4.4%
     Patriot Village               Garden         1,065        1,162        3,015          944        4.7%       96.3%       .3%
     Westerly at Worldgate         Garden           320          921        1,167        1,216        7.2%       98.4%      3.3%
                                                 ------        -----      -------      -------      ------     -------
                                                  2,809        1,075      $ 8,418      $ 1,001        6.9%       97.2%
     Other
     -----

     Arlington Overlook            Mid-rise         711          877        1,768          829        6.9%       94.8%      -.8%
     Berkeley                      Mid-rise         138          891          311          751        2.4%       95.3%     -1.4%
     Boulevard of Old Town         Garden           159          603          424          889      -22.0%       97.8%      -.6%
     Columbia Crossing             Garden           247          976          881        1,189        4.5%       98.3%      2.4%
     Columbian Stratford           Mid-rise         227          942          543          798        2.6%       99.0%      -.5%
     Concord Village               Garden           531        1,025        1,358          852        5.9%       95.6%      1.2%
     Newport Village               Garden           937        1,115        2,658          946        6.8%       97.5%      1.9%
     Orleans Village               Garden           851        1,061        2,257          884        8.4%       97.4%      4.0%
     Skyline Towers                High-rise        940        1,221        2,907        1,031        5.9%       96.3%      1.5%
     Windsor Towers                Mid-rise         280        1,025          714          849        4.8%       99.1%       .8%
                                                 ------        -----      -------      -------      ------     -------
                                                  5,021        1,040      $13,821      $   918        5.1%       96.8%
Boston/Chicago
     2000 Commonwealth             High-rise        188          878        1,020        1,808       13.2%       97.6%      2.9%
     One East Delaware             High-rise        306          704        1,807        1,969        7.2%       98.1%       .1%
                                                 ------        -----      -------      -------      ------     -------
                                                    494          770      $ 2,827      $ 1,908        9.3%       97.9%
Other
     Car Barn                      Garden           196        1,311          558      $   949        6.6%       98.9%      4.0%
     Fort Chaplin                  Garden           549          983        1,113          676        2.3%       97.4%      -.4%
     Suburban Tower                High-rise        172          677          443          857        6.7%       97.6%       .9%
                                                 ------        -----      -------      -------      ------     -------
                                                    917          996        2,114          768        4.3%       97.8%
                                                 ------        -----      -------      -------      ------     -------
                                                 16,902          968      $54,706      $ 1,079        5.8%       97.3%
                                                 ------        -----      -------      -------      ------     -------

                                                                           Gross       Average
                                                              Average    Operating     Revenue     % Change    Economic   Change
                                    Property   Apartment      Sq. Ft.     Income       Per Unit     from      Occupancy    From
Property Type/Property Name             Type     Units        Per Unit     Q2-99        Q2-99       Q2-98       Q2-99     Q2-98
---------------------------             ----     -----        --------     -----        -----       -----       -----     -----
                                                                        (in 000's)
ACQUISITION PORTFOLIO

     1998
     Tunlaw Gardens (NW
        Washington, D.C.)          Garden           167          850          411      $   820        7.3%       96.4%      -.4%
     Tunlaw Park (NW
        Washington, D.C.)          Mid-rise         120          856          401        1,113        2.3%       95.3%     -1.3%
     Parc Vista (Crystal
        City, VA.)                 High-rise        299          770        1,168        1,302          NA       96.9%        NA
     McClurg Court
        (Chicago, IL.)             High-rise      1,075          688        4,325        1,341          NA       95.6%        NA
     Cronin's Landing
        (Boston, MA)               Mid-rise         281        1,129        1,651        1,958          NA       96.0%        NA

     1999
     Buchanan House (Crystal
        City, VA.)                 High-rise        442        1,173        1,991           NA          NA         NA         NA
     Parkwest (Chicago, IL.)       Garden           139          580          440           NA          NA         NA         NA
     Terrace (Chicago, IL.)        Garden           427          839          993           NA          NA         NA         NA
                                                 ------        -----      -------
          Subtotal/Average                        2,950          844      $11,380

DEVELOPMENT PORTFOLIO

     Courthouse Place (Rosslyn/
        Ballston, VA.)             High-rise        564                        NA           NA          NA         NA         NA
     One Superior Place
        (Chicago, IL.)             High-rise        809                        NA           NA          NA         NA         NA
     Park Connecticut (NW
        Washington, D.C.)          High-rise        142                        NA           NA          NA         NA         NA
                                                 ------
          Subtotal/Average                        1,515

ALL RESIDENTIAL PROPERTIES                       21,367                        NA           NA          NA         NA         NA
                                                 ======

RENTAL PROPERTIES

      Revenues, expenses and income from the multifamily and retail properties for the three and six months ended June 30, 1999 and 1998 were as follows (in thousands):

                                          Three Months Ended         Six Months Ended
                                               June 30,                  June 30,
                                        ----------------------    ----------------------
                                           1999       1998(2)        1999       1998(2)
                                        ---------    ---------    ---------    ---------
Multifamily Properties - Core(1)
      Revenues                          $  54,706    $  51,743    $ 108,280    $ 101,603
      Expenses                            (19,806)     (20,114)     (40,477)     (39,688)
                                        ---------    ---------    ---------    ---------

      Income before depreciation        $  34,900    $  31,629    $  67,803    $  61,915
                                        =========    =========    =========    =========

Multifamily Properties - Acquisitions
    and Dispositions
      Revenues                          $  11,469    $   7,492    $  22,807    $  10,818
      Expenses                             (5,236)      (3,856)     (10,400)      (5,639)
                                        ---------    ---------    ---------    ---------

      Income before depreciation        $   6,233    $   3,636    $  12,407    $   5,179
                                        =========    =========    =========    =========

Multifamily Properties - Development
      Revenues                          $   1,805    $      86    $   3,372    $      87
      Expenses                               (780)        (279)      (1,661)        (404)
                                        ---------    ---------    ---------    ---------

      Income before depreciation        $   1,025    $    (193)   $   1,711    $    (317)
                                        =========    =========    =========    =========

Retail Properties
      Revenues                          $   2,542    $   2,400    $   5,096    $   4,863
      Expenses                               (778)        (839)      (1,620)      (1,635)
                                        ---------    ---------    ---------    ---------

      Income before depreciation        $   1,764    $   1,561    $   3,476    $   3,228
                                        =========    =========    =========    =========

Total Rental Properties
      Revenues                          $  70,522    $  61,721    $ 139,555    $ 117,371
      Expenses                            (26,600)     (25,088)     (54,158)     (47,366)
      Depreciation                         (7,713)      (7,088)     (15,941)     (13,475)
                                        ---------    ---------    ---------    ---------

      Income from Rental Properties     $  36,209    $  29,545    $  69,456    $  56,530
                                        =========    =========    =========    =========

(1)   Represents properties owned as of December 31, 1997.
(2) Prior year amounts have been reclassified to conform with current year presentation.

PROPERTY SERVICE BUSINESSES

      Revenues, expenses and income from the Property Service Businesses for the three and six months ended June 30, 1999 and 1998 were as follows (in thousands):

                                            Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                          --------------------    --------------------

                                            1999        1998        1999        1998
                                          --------    --------    --------    --------
Total Property Service Businesses
      Revenues                            $ 31,301    $ 24,555    $ 58,695    $ 43,907
      Expenses                             (29,650)    (22,202)    (56,607)    (40,522)
      Depreciation                            (525)       (126)       (960)       (494)
                                          --------    --------    --------    --------

Income from Property Service Businesses   $  1,126    $  2,227    $  1,128    $  2,891
                                          ========    ========    ========    ========

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1999 to Three Months Ended June 30, 1998.

      Summary. Net income of the Operating Partnership increased $3.4 million, or 18.8%, from $18.3 million for the three months ended June 30, 1998 to $21.7 million for the three months ended June 30, 1999. Funds from Operations ("FFO") of the Operating Partnership increased $4.2 million, or 17.6%, from $24.4 million to $28.6 million during the same period. Net income of the Company increased from $7.0 million, or $0.45 per diluted common share, for the three months ended June 30, 1998 to $11.2 million, or $0.58 per diluted common share, for the three months ended June 30, 1999. FFO of the Company increased 26.7%, from $14.2 million to $18.0 million during the same period. The increases in FFO and net income are primarily attributable to revenue growth of 5.7% on the core portfolio, an expense decrease of 1.5%, and contributions from acquired and developed properties.

      Rental Properties. Revenue from all rental properties increased $8.8 million, or 14.3%, from $61.7 million for the three months ended June 30, 1998 to $70.5 million for the three months ended June 30, 1999. Operating expenses from all rental operations increased $1.5 million, or 6.0% from $25.1 million during the second quarter of 1998 to $26.6 million during the current quarter.

      Core Portfolio. Revenue from the core portfolio increased $3.0 million, or 5.7%, over the prior year period resulting in average monthly revenue per apartment unit of $1,079. This was primarily due to continued strong demand in all submarkets, particularly northwest Washington, D.C. Management successfully increased rents during the quarter and improved occupancy levels. Average economic occupancy for the core portfolio was 97.3% for the three months ended June 30, 1999 compared to 96.4% for the comparable prior year. Expenses for the core portfolio decreased $0.3 million, or 1.5%, due primarily to utility savings of $0.6 million. The savings arose from lower than expected fuel costs and water savings generated by the Company's program of replacing older plumbing fixtures.

      Acquisition Portfolio. The eight acquisition properties (defined as properties acquired subsequent to December 31, 1997) and three disposition properties contributed approximately 45%, or $4.0 million, of the total rental revenue increase and approximately $1.4 million of the total rental expense increase. Five of the acquisition properties (comprising 1,942 apartment units) were acquired during 1998 and three (comprising 1,008 units) were acquired during the first quarter of 1999.

      Development Portfolio. Courthouse Place delivered the balance of its units during the quarter for a total of 564 units delivered as of June 30, 1999. The project provided net operating income of $0.8 million for the quarter.

      During the second quarter, the Company and J.P. Morgan formed a joint venture ("Springfield Station JV") to own and operate the Company's recently developed Springfield Station property.

      Property Service Businesses. The Company uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

      The decrease in income from Property Service Businesses of $1.1 million in the second quarter of 1999 compared to the prior year quarter is primarily due to the 1998 expiration of the Financing Services Agreement with CESCR. The Company finalized the settlement of Financing Services in May 1999 with CESCR.

      During the second quarter of 1999, the Company paid $0.6 million in settlement of its $1.8 million contingent purchase obligation related to the 1998 acquisition of the furnished corporate apartment business in Chicago.

      Joint Ventures. The Company entered into two joint ventures during the second quarter, one an operating property ("Springfield Station JV") and the other a development property ("University Center"). The Company's share of income from the joint ventures totaled $0.1 million for the quarter.

      Other. Corporate general and administrative expenses increased 9.9% compared to the prior year quarter due primarily to costs related to the Company's acquisition and development efforts. Net interest expense increased $2.0 million during the quarter, or 18.0%, primarily due to additional debt related to acquisitions and development partially offset by lower interest rates on the line of credit and refinanced debt.

Comparison of Six Months Ended June 30, 1999 to Six Months Ended June 30, 1998.

      Summary. Net income of the Operating Partnership increased $9.7 million, or 30.6%, from $31.6 million for the six months ended June 30, 1998 to $41.3 million for the six months ended June 30, 1999. Funds from Operations ("FFO") of the Operating Partnership increased $9.1 million, or 20.1%, from $45.0 million to $54.1 million during the same period. Net income of the Company increased from $13.0 million, or $0.84 per diluted common share, for the six months ended June 30, 1998 to $21.0 million, or $1.11 per diluted common share, for the six months ended June 30, 1999. FFO of the Company increased 31.0%, from $25.7 million to $33.7 million during the same period.

      Rental Properties. Revenue from all rental properties increased $22.2 million, or 18.9%, from $117.4 million for the six months ended June 30, 1998 to $139.6 million for the six months ended June 30, 1999. Operating expenses from all rental operations increased $6.8 million, or 14.3% from $47.4 million during the first half of 1998 to $54.2 million during the current period.

      Core Portfolio. Revenue from the core portfolio increased $6.7 million, or 6.6%, over the prior year period resulting in average monthly revenue per apartment unit of $1,068. This was primarily due to continued strong demand in all submarkets, particularly northwest Washington, D.C. Management successfully increased rents during the period and improved occupancy levels. Average economic occupancy for the core portfolio was 97.2% for the six months ended June 30, 1999 compared to 95.6% for the comparable prior year. Expenses for the core portfolio increased $0.8 million, or 2.0%, due primarily to expected increases in real estate taxes, and higher wages due to additional staffing at the properties.

      Acquisition Portfolio. The eight acquisition properties (defined as properties acquired subsequent to December 31, 1997) and three disposition properties contributed approximately 54%, or $12.0 million, of the total rental revenue increase and approximately $4.8 million of the total rental expense increase.

      Development Portfolio. As of June 30, 1998, Courthouse Place had delivered all of its 564 units. The project provided net operating income of $1.1 million for the first six months of 1999.

      Property Service Businesses. The Company uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

      The decrease in income from Property Service Businesses of $1.8 million in the first half of 1999 compared to the prior year period is primarily due to decreases of $1.3 million and $1.0 million, respectively, for Financing Services and Smith Corporate Living. The former is due to the expiration in 1998 of the Financing Services agreement with CESCR. The latter is primarily due to seasonality of the corporate furnished apartment business which was acquired in mid-1998.

      Joint Ventures. The Company entered into three joint ventures during the first half of 1999. The Company's share of income from the joint ventures totaled $0.2 million for the period.

      Other. Corporate general and administrative expenses increased 9.5% compared to the prior year period due primarily to costs related to the Company's acquisition and development efforts. Net interest expense increased $4.3 million during the period, or 19.6%, primarily due to additional debt related to acquisitions and development partially offset by lower interest rates on the line of credit and refinanced debt.

LIQUIDITY AND CAPITAL RESOURCES

      Summary. Net cash flow provided by operating activities decreased $6.1 million from $65.0 million for the six months ended June 30, 1998 to $58.9 million for the six months ended June 30, 1999. The increase in FFO of $9 million was offset by a $10 million increase in accounts payable and accrued expenses in 1998 related to acquisitions and a $6.6 million decrease in other assets.

      Net cash flow of $60.7 million was used by investment activities during the six months ended June 30, 1999 compared to $185.9 million during the comparable prior year period due primarily to the acquisition of three properties and one joint venture interest in 1999 as well as further investments during the quarter in the four projects under construction. Partially offsetting such outflows was the $22.6 million in cash proceeds from the sale of The Manor and approximately $50.1 million from the sale of a 52% interest in Springfield Station.

      Net cash flows provided by financing activities was $6.8 million for the six months ended June 30, 1999, primarily comprised of $45.4 million of net cash inflow from borrowings against the properties, the line of credit and construction loans less $39.6 million of dividends/distributions. Net cash flows provided by financing activities of $120.9 million in the comparable prior year period primarily consisted of $75.0 million of inflow from the sale of preferred stock and $82.8 million of net borrowings, less $3.0 million of prepayment penalties and $34.8 million of dividends/distributions.

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

      Funds from Operations for the three and six months ended June 30, 1999 and 1998 are computed as follows (in thousands):

                                            Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                          --------------------    --------------------

                                            1999        1998        1999        1998
                                          --------    --------    --------    --------

Net Income of the Operating Partnership   $ 21,704    $ 18,274    $ 41,255    $ 31,589

Perpetual Preferred Dividends                 (999)     (1,000)     (1,988)     (1,626)
Depreciation of Real Property                7,713       7,088      15,941      13,475
Depreciation from unconsolidated
     Joint Ventures                            114          --         122          --
Amortization of Goodwill                       108          --         215          --
Loss (Gain) on Sale of Property                  7          --      (1,851)     (3,120)
Extraordinary Item                              --          --         359       4,702
                                          --------    --------    --------    --------

Funds from Operations of the Operating
     Partnership                            28,647      24,362      54,053      45,020
Minority Interest                          (10,689)    (10,193)    (20,357)    (19,302)
                                          --------    --------    --------    --------

Attributable to Shareholders              $ 17,958    $ 14,169    $ 33,696    $ 25,718
                                          ========    ========    ========    ========

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

Development

      As of June 30, 1999, the Company had the following properties under construction:

                              Number     Units       Initial            Estimated     Estimated     Estimated
                              of Units   Delivered   Delivery           Completion  Stabilization      Cost
                              --------   ---------   --------           ----------  -------------      ----
                                                                                                   (in millions)
Courthouse Place                 564        564      December, '98      Q3, 1999      Q3, 1999         $  69
  (Rosslyn/Ballston)
One Superior Place               809        N/A      July, 1999         Q2, 2000      Q4, 2000           118
  (Chicago)
Park Connecticut                 142        N/A      Q1, 2000           Q2, 2000      Q3, 2000            27
  (Washington, D.C.)           -----        ---                                                        ------
                               1,515        564                                                        $ 214
                               =====        ===                                                        =====

      In February 1999, the Company acquired for $8.6 million a parcel of land for development in Chicago, Illinois.

Commitments

      As of June 30, 1999, the Company had executed contracts to purchase multifamily properties under construction as follows:

                              Number     Units       Estimated          Purchase   Estimated
                              of Units   Delivered   Completion           Date     Purchase Price
                              --------   ---------   ----------           ----     --------------
                                                                                   (in millions)
Reston Landing                   400        N/A      Q4, 1999           Q3, 2000      $  44
    (Reston, VA.)
New River Village                240        N/A      Q2, 2000           Q4, 2000         33
    (Ft. Lauderdale, FL.)
Wilson Boulevard                 220        N/A      Q3, 2000           Q4, 2000         28
    (Rosslyn/Ballston)
Ballston Place                   383        N/A      Q4, 2000           Q3, 2001         50
    (Rosslyn/Ballston)         -----                                                  ------
                               1,243                                                  $ 155
                               =====                                                  =====

      These contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. At June 30, 1999, the Company had posted three letters-of-credit totaling $7.7 million in accordance with three of the contracts each to be drawn only in the event the Company defaults on its contractual obligation to purchase the completed asset.

Joint Ventures

      In March 1999, the Company and J.P. Morgan formed a joint venture, which acquired the Renaissance, a 330-unit multifamily property in Tysons Corner, Virginia for approximately $37 million. The joint venture plans to invest an additional $2.0 million in initial capital improvements and has placed debt of $19.0 million on the property. The debt carries an interest rate of 6.48% and matures in February 2006. Ownership interests in the joint venture are held 75% by J.P. Morgan and 25% by the Company. The Company's initial equity contribution totaled $4.4 million consisting of 21,903 Operating Partnership units valued at $0.7 million and cash of $3.7 million.

      In May 1999, the Company and J.P. Morgan formed a joint venture ("Springfield Station JV") to own and operate the Company's recently developed 631-unit Springfield Station property. The

Company sold a 52% interest in Springfield Station JV to J.P. Morgan and received proceeds of approximately $50 million from the transaction. The joint venture placed $37 million in debt financing on the property at 6.85% fixed interest, which matures on June 1, 2001. The Company provided a construction completion guarantee on the project as well as a payment guarantee of $14.1 million of the debt. The construction completion guarantee expires on October 1, 1999. The debt guarantee will expire on or before the achievement of 92% occupancy for 45 consecutive days. The Company will defer recognition of a $5.1 million gain on the sale until the guarantees have expired.

      In May 1999, the Company and J.P. Morgan also formed a development joint venture ("University Center JV") to develop a new 630-unit multifamily property in Loudoun County, Virginia at the western end of the Dulles Technology corridor. Ownership interests are held 60% by J.P. Morgan and 40% by the Company. The joint venture intends to place debt financing for 50% of the project's estimated $60 million development cost. Construction commenced during the third quarter of 1999 with final completion expected in 2001. The Company's initial equity contribution consisted of land acquired in 1998 for $5.4 million less cash received of $3.0 million. A Company affiliate will provide development, property management and marketing services to the venture for a market rate fee. The affiliate will provide a construction completion guarantee to the venture.

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

      During the second quarter, the Company closed on a $269.5 million standby credit facility with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was made during 1998 for $140 million at 6.75% for fifteen years. A second draw was made in May 1999 for $29.5 million at 6.845% for eight years. Terms and rates of subsequent draws on this facility will be determined at the time of use.

      As of June 30, 1999, the Company had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 6.92%, as follows:

                                           Dollars in      % of
                                            Thousands      Total
                                            --------       -----

            Fixed rate debt:
                 Mortgages                  $710,503        82.3%
            Variable rate debt:
                $100M line of credit          52,000         6.0%
                $185M line of credit              --          --
                Construction Loans           101,003        11.7%
                                            --------       -----

                                            $863,506       100.0%
                                            ========       =====

      As of June 30, 1999, the Company had $268.8 million of unused borrowing capacity on lines of credit and construction loans. Amounts outstanding under lines of credit averaged $99.9 million for the six months ended June 30, 1999 compared to $150.9 million for the six months ended June 30, 1998.

      As of June 30, 1999, the Company's Debt to Total Market Capitalization Ratio was 40.9% (based on 19.6 million common shares, 2.6 million convertible preferred shares and 13.1 million partnership units outstanding at a common stock price of $33.938 and $50 million of perpetual preferred stock) versus 40.3% as of December 31, 1998 and 38.3% as of June 30, 1998.

      The Company's Interest Coverage Ratio for the six months ended June 30, 1999 was 3.28 to 1 compared to 3.16 for the comparable prior year period.

Capital Expenditures

      For the six months ended June 30, 1999, total capital improvements were $8.4 million, of which $7.0 million were for the core portfolio ($417 per unit). Approximately 54% of the capital expenditures on the core portfolio in 1999 are considered by management to generate net operating income ("NOI") by increasing revenue or decreasing expenses ("NOI generating"). The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to generate NOI ("non-NOI generating"). A summary of core capital expenditures follows:

                                                 Total $         Average $
                                                  Spent             Per
                                              (In Thousands)     Core Unit
                                              --------------     ---------

            Expenditure Type

            Installations                         $1,668          $   99
            Water Saving Devices                     276              16
            Renovations                            1,036              61
            Redevelopment                            722              43
            Other                                    113               7
                                                  ------          ------

            Total NOI Generating
            Improvements                           3,815             226

            Non-NOI Generating
            Improvements                           3,228             191
                                                  ------          ------

            Total Capital Expenditures -
            Core Portfolio                        $7,043          $  417
                                                  ======          ======

Year 2000

      In 1997, the Company began a comprehensive review of its year 2000 compliance issues utilizing an overlapping, three-phased approach. Phase I involves assessments of building infrastructure and internal computer systems including both hardware and software to identify possible compliance failures. Phase II involves vendor compliance and actual testing of hardware and software applications including significant electronic interfaces. Phase III involves identifying remaining company-wide risks and development of contingency plans. The Company has completed Phase I and expects to complete Phase II in the third quarter of 1999. Phase III was initiated in March 1999 and is expected to run through December 1999. Based on the review plan as well as the expected success of remediation efforts currently underway, management believes the Company has no material risks related to the ability of its hardware and software to recognize the year 2000 and beyond as valid dates.

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

      None

Item 3. Defaults on Senior Securities.

      None

Item 4. Submission of Matters to a Vote of Security Holders

      The regular Annual Meeting of the Registrant was held on May 18, 1999. At this Annual Meeting, incumbent Director Robert P. Kogod was re-elected to the Board of Directors for a term ending in 2002. New Directors R. Michael McCullough and L. Ronald Scheman were elected for terms ending in 2002. Directors Ernest A. Gerardi, Jr., Charles B. Gill, Mandell J. Ourisman, Robert H. Smith and Mallory Walker continued their terms in office. The shareholders also voted at this Annual Meeting to ratify the Board of Directors' appointment of Arthur Andersen LLP as the independent auditors of the Registrant for the fiscal year ending December 31, 1999. The votes cast at this Annual Meeting were as follows:

            Election of Robert P. Kogod          FOR - 16,624,876 shares
                                                 WITHHELD - 69,719 shares

            Election of R. Michael McCullough    FOR - 16,684,751 shares
                                                 WITHHELD - 9,844 shares

            Election of L. Ronald Scheman        FOR - 16,685,194 shares
                                                 WITHHELD - 9,401 shares

            Ratification of Appointment of       FOR - 16,672,043 shares
            Arthur Andersen                      AGAINST - 15,971 shares
                                                 ABSTAINING - 6,581 shares

Item 5. Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            99.1 Articles Supplementary for Series E Cumulative Convertible Redeemable Preferred Stock

            99.2 Articles Supplementary for Series F Cumulative Convertible Redeemable Preferred Stock

            99.3 Articles Supplementary for Series G Cumulative Convertible Redeemable Preferred Stock

            99.4 Twenty-third Amendment to First Amended and Restatement of Agreement of Limited Partnership of the Operating Partnership.

      (b)   Reports on Form 8-K:

            A Form 8-K dated July 2, 1999 was filed on July 16, 1999 to report the Company's acquisition of the Somerset, Countryside and The Consulate Apartments.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CHARLES E. SMITH RESIDENTIAL REALTY, INC.


August 12, 1999            By: /s/   W. D. Minami
                               -------------------------------------------------
                               W. D. Minami
                               Senior Vice President and Chief Financial Officer Charles E. Smith Residential Realty, Inc.
                               (on behalf of the Registrant and as Principal Financial Officer)


                           By: /s/  Steven E. Gulley
                               -------------------------------------------------
                               Steven E. Gulley
                               Chief Accounting Officer
                               Charles E. Smith Residential Realty, Inc.