Form 10-Q
period 1999-09-30
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 1999-11-12
CIK 919004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ___________________
                                   FORM 10-Q

           X         Quarterly Report Pursuant to Section 13 or 15(d)
          ---
                    of the Securities Exchange Act of 1934
                   For the quarter ended September 30, 1999

                                      or

         ____       Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                         For the period from        to

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

     As of November 1, 1999, there were 19,760,104 shares of Common Stock of the Registrant issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                   FORM 10-Q
                                     INDEX



                                                                           Pages
                                                                           -----
PART I:   FINANCIAL INFORMATION

Item 1:   Financial Statements

          Charles E. Smith Residential Realty, Inc. Financial
          Statements as of September 30, 1999 and December 31, 1998, Filed as a Part of This Report

          Consolidated Balance Sheets                                         3

          Consolidated Statements of Operations                               4

          Consolidated Statements of Shareholders' Equity                     5

          Condensed Consolidated Statements of Cash Flows                     6

          Notes to Consolidated Financial Statements                          7

  Item 2: Management Discussion and Analysis of
          Financial Condition and Results of Operations                      16


PART II:  OTHER INFORMATION                                                  31


SIGNATURES                                                                   34

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands, Except Per Share Data)

                                                                                  September 30, 1999         December 31, 1998
                                                                                  ------------------         -----------------
                                                                                      (Unaudited)
         ASSETS

Rental property, net                                                              $        1,217,012                   926,749
Rental property under development                                                            148,264                   167,214
Escrow funds                                                                                   9,575                    23,819
Investment in and advances to Property Service Businesses                                     46,903                    28,633
Investment in joint ventures                                                                  19,555                         -
Deferred charges, net                                                                         18,333                    18,081
Security deposits                                                                              2,169                     2,408
Other assets                                                                                  27,372                    18,495
                                                                                  ------------------         -----------------
                                                                                  $        1,489,183         $       1,185,399
                                                                                  ==================         =================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Mortgage loans and notes payable:
        Mortgage loans                                                            $          784,081         $         622,386
        Construction loans                                                                    73,095                    63,193
        Line of credit and note payable                                                       38,488                   105,000
                                                                                  ------------------         -----------------
           Total mortgage loans and notes payable                                            895,664                   790,579
   Accounts payable and accrued expenses                                                      46,175                    22,830
   Security deposits                                                                           2,169                     2,408
                                                                                  ------------------         -----------------
        Total liabilities                                                                    944,008                   815,817
                                                                                  ------------------         -----------------

Commitments and contingencies

Minority Interest                                                                            141,825                   104,605

Shareholders' equity
     Preferred stock - $0.01 par value; 2,640,325 shares authorized;
        Series A Cumulative Convertible Redeemable Preferred
        Stock, liquidation preference of $27.08; 2,640,325 shares
        issued and outstanding at September 30, 1999 and December 31,
        1998, respectively                                                                    71,500                    71,500
     Preferred stock - $ 0.01 par value; 1,216,666 shares authorized;
        Series B Cumulative Convertible Redeemable Preferred
        Stock, liquidation preference of $28.50; 714,628 shares
        issued and outstanding at December 31, 1998                                                -                    20,367
     Preferred stock - $0.01 par value; 500 shares authorized;
        Series C Cumulative Redeemable Preferred Stock,
        liquidation preference of $100,000; 500 shares issued and
        outstanding                                                                           50,000                    50,000
     Preferred stock - $0.01 par value; 684,931 shares authorized;
        Series E Cumulative Convertible Redeemable Preferred Stock,
        liquidation preference of $36.50; 684,931 shares issued and
        outstanding at September 30, 1999                                                     25,000                         -
     Preferred stock - $0.01 par value; 4,040,404 shares authorized;
        Series H Cumulative Convertible Redeemable Preferred Stock,
        liquidation preference of $25.00; 2,200,000 shares issued and
        outstanding at September 30, 1999                                                     55,000                         -
     Common stock - $0.01 par value; 80,000,000 shares
        authorized; 19,758,104 and 18,212,600 shares issued
        and outstanding at September 30, 1999 and December 31, 1998,
        respectively                                                                             195                       182
     Additional paid-in capital - includes contributed
        deficit of $244,208                                                                  207,128                   132,669
     Retained deficit                                                                         (5,473)                   (9,741)
                                                                                  ------------------         -----------------
        Total shareholders' equity                                                           403,350                   264,977
                                                                                  ------------------         -----------------

                                                                                  $        1,489,183         $       1,185,399
                                                                                  ==================         =================

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                         For the Three Months               For the Nine Months
                                                          Ended September 30,                Ended September 30,
                                                      ---------------------------        ---------------------------

                                                         1999             1998               1999           1998
                                                      ----------      -----------        -----------     -----------
Rental Properties:
   Revenues                                           $   79,194      $    66,019        $   218,749     $   183,389

   Expenses
      Operating costs                                    (26,759)         (23,259)           (70,189)        (62,383)
      Real estate taxes                                   (5,950)          (4,481)           (16,678)        (12,722)
      Depreciation and amortization                       (8,363)          (7,970)           (24,304)        (21,445)
                                                      ----------      -----------        -----------     -----------
         Total expenses                                  (41,072)         (35,710)          (111,171)        (96,550)

Equity in income of joint ventures                           257              -                  408             -

Equity in income of Property Service Businesses            2,127            2,693              3,255           5,584

Corporate general and administrative expenses             (2,156)          (2,177)            (6,785)         (6,405)
Interest income                                              329              388                605             855
Interest expense                                         (15,421)         (12,582)           (42,040)        (35,071)
                                                      ----------      -----------        -----------     -----------

Income before gain on sale and extraordinary item         23,258           18,631             63,021          51,802

Gain on sales                                              5,214              -                7,065           3,120

Loss on unused treasury lock                                 -             (4,923)               -            (4,923)
                                                      ----------      -----------        -----------     -----------

Income before extraordinary item                          28,472           13,708             70,086          49,999

Extraordinary item - loss on extinguishment of debt          -                -                 (359)         (4,702)
                                                      ----------      -----------        -----------     -----------

Net income of the Operating Partnership                   28,472           13,708             69,727          45,297

Minority Interest                                        (10,702)          (5,434)           (26,239)        (18,977)
                                                      ----------      -----------        -----------     -----------

Net income                                                17,770            8,274             43,488          26,320

Less:  Income attributable to preferred shares            (3,090)          (2,868)            (7,845)         (7,938)
                                                      ----------      -----------        -----------     -----------

Net income attributable to common shares              $   14,680      $     5,406        $    35,643     $    18,382
                                                      ==========      ===========        ===========     ===========


Earnings per common share - basic

      Income before extraordinary item                $     0.75      $      0.32        $      1.87     $      1.32
      Extraordinary item                                     -                -                (0.01)          (0.16)
                                                      ----------      -----------        -----------     -----------

      Net income                                      $     0.75      $      0.32        $      1.86     $      1.16
                                                      ==========      ===========        ===========     ===========

Earnings per common share - diluted

      Income before extraordinary item                $     0.72      $      0.32        $      1.82     $      1.31
      Extraordinary item                                     -                -                (0.01)          (0.16)
                                                      ----------      -----------        -----------     -----------

      Net income                                      $     0.72      $      0.32        $      1.81     $      1.15
                                                      ==========      ===========        ===========     ===========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (Dollars in Thousands, Except Per Share Data)


     Common                                                       Series A      Series B     Series C     Series E     Series H
      Stock                                                       Preferred     Preferred    Preferred   Preferred    Preferred
   Outstanding                                                      Stock         Stock        Stock       Stock        Stock
-------------------------------------------------------------------------------------------------------------------------------
14,942,429   Balance, December 31, 1997                           $  45,000     $  34,675    $       -   $       -    $       -

               Operating Partnership equity exchanged
         -       for acquisitions                                         -             -            -           -            -
               Proceeds from issuance of Series A
         -       Preferred Stock                                     26,500             -            -           -            -
               Proceeds from issuance of Series C
         -       Preferred Stock                                          -             -       50,000           -            -
         -     Offering costs associated with Preferred Stock             -             -            -           -            -
               Proceeds from issuance of Common Stock,
 1,400,000       net of offering costs of $221                            -             -            -           -            -
   502,038     Conversion of Preferred Stock to Common Stock              -       (14,308)           -           -            -
               Conversion of Operating Partnership units
 1,342,133       to common stock                                          -             -            -           -            -
               Repurchase and cancellation of Operating
         -       Partnership units                                        -             -            -           -            -
         -     Amortization of grants                                     -             -            -           -            -
     5,000     Exercise of options                                        -             -            -           -            -
    21,000     Stock grants awarded                                       -             -            -           -            -
         -     Net income                                                 -             -            -           -            -
         -     Dividends                                                  -             -            -           -            -
         -     Adjustment for Minority Interest                           -             -            -           -            -
----------                                                        ---------     ---------    ---------   ---------    ---------

18,212,600   Balance, December 31, 1998                             71, 500        20,367       50,000           0            0

               Operating Partnership equity exchanged
         -       for acquisitions                                         -             -            -           -            -
               Proceeds from issuance of Series E
         -       Preferred Stock                                          -             -            -      25,000            -
               Proceeds from issuance of Series H
         -       Preferred Stock                                          -             -            -           -       55,000
         -     Offering costs associated with Preferred Stock             -             -            -           -            -
   714,628     Conversion of Preferred Stock to Common Stock              -       (20,367)           -           -            -
               Conversion of Operating Partnership units
   647,094       to common stock                                          -             -            -           -            -
         -     Amortization of grants                                     -             -            -           -            -
   152,400     Exercise of options                                        -             -            -           -            -
    31,382     Stock grants awarded                                       -             -            -           -            -
         -     Net income                                                 -             -            -           -            -
         -     Dividends                                                  -             -            -           -            -
         -     Adjustment for Minority Interest                           -             -            -           -            -
----------                                                        ---------     ---------    ---------   ---------    ---------

19,758,104   Balance, September 30, 1999 (unaudited)              $  71,500     $       -    $  50,000   $  25,000    $  55,000
==========                                                        =========     =========    =========   =========    =========

     Common                                                                           Additional      Retained
      Stock                                                              Common         Paid-in       Earnings
   Outstanding                                                           Stock          Capital       (Deficit)        Total
------------------------------------------------------------------------------------------------------------------------------
    14,942,429     Balance, December 31, 1997                             150         $   84,861      $  (6,372)    $  158,314

                     Operating Partnership equity exchanged
             -         for acquisitions                                     -             11,820              -         11,820
                     Proceeds from issuance of Series A
             -         Preferred Stock                                      -                  -              -         26,500
                     Proceeds from issuance of Series C
             -         Preferred Stock                                      -                  -              -         50,000
             -       Offering costs associated with Preferred Stock         -            (1,874)              -         (1,874)
                     Proceeds from issuance of Common Stock,
     1,400,000         net of offering costs of $221                       14             45,440              -         45,454
       502,038       Conversion of Preferred Stock to Common Stock          5             14,303              -              -
                     Conversion of Operating Partnership units
     1,342,133         to common stock                                     13                (13)             -              -
                     Repurchase and cancellation of Operating
             -         Partnership units                                    -               (594)             -           (594)
             -       Amortization of grants                                 -                521              -            521
         5,000       Exercise of options                                    -              2,999              -          2,999
        21,000       Stock grants awarded                                   -                  -              -              -
             -       Net income                                             -                  -         41,129         41,129
             -       Dividends                                              -                  -        (44,498)       (44,498)
             -       Adjustment for Minority Interest                       -            (24,794)             -        (24,794)
--------------                                                       --------         ----------      ---------     ----------

    18,212,600     Balance, December 31, 1998                             182            132,669         (9,741)       264,977

                     Operating Partnership equity exchanged
             -         for acquisitions                                     -             40,409              -         40,409
                     Proceeds from issuance of Series E
             -         Preferred Stock                                      -                  -              -         25,000
                     Proceeds from issuance of Series H
             -         Preferred Stock                                      -                  -              -         55,000
             -       Offering costs associated with Preferred Stock         -             (3,633)             -         (3,633)
       714,628       Conversion of Preferred Stock to Common Stock          7             20,360              -              -
                     Conversion of Operating Partnership units
       647,094         to common stock                                      6                 (6)             -              -
             -       Amortization of grants                                 -                448              -            448
       152,400       Exercise of options                                    -              3,914              -          3,914
        31,382       Stock grants awarded                                   -                  -              -              -
             -       Net income                                             -                  -         43,488         43,488
             -       Dividends                                              -                  -        (39,220)       (39,220)
             -       Adjustment for Minority Interest                       -             12,967              -         12,967
--------------                                                       ---------        ----------      ---------     ----------

    19,758,104     Balance, September 30, 1999 (unaudited)           $    195         $  207,128      $  (5,473)    $  403,350
==============                                                       ========         ==========      =========     ==========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                       ---------------------------

                                                                                          1999            1998
                                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                  $  110,590     $    84,337

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of rental property                                     (236,106)       (213,957)
     Additions to rental property                                                         (14,703)        (13,170)
     Sales of property                                                                     75,666               -
     Increase in investment in and advances to Property Service Businesses                (12,861)        (12,251)
     Increase in investment in Joint Ventures                                              (4,448)              -
     Acquisition deposits and other                                                       (15,194)            280
                                                                                       ----------     -----------
            Net cash used by investing activities                                        (207,646)       (239,098)
                                                                                       ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Additions to deferred charges                                                            920               -
     Net proceeds from sale of common stock                                                     -          45,654
     Net proceeds from sale of preferred stock and units                                  121,367          75,039
     Mortgage loans, net                                                                   88,787         (51,416)
     Lines of credit, net                                                                 (66,512)        139,500
     Construction loans, net                                                                9,902          20,036
     Prepayment penalties                                                                  (1,038)         (3,025)
     Termination of treasury lock                                                               -          (4,923)
     Dividends and distributions - Common                                                 (51,539)        (46,557)
     Dividends and distributions - Preferred                                               (8,744)         (7,262)
     Other, net                                                                             3,913             831
                                                                                       ----------     -----------
            Net cash provided by financing activities                                      97,056         167,877
                                                                                       ----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       -          13,116

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  -               -
                                                                                       ----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $        -     $    13,116
                                                                                       ==========     ===========



SUPPLEMENTAL INFORMATION:
     Cash paid during the period for interest                                          $   47,215     $    38,163
     Capitalized interest                                                                   6,247           4,382
     Purchase of property in exchange for Operating                                             -               -
         Partnership units                                                                 34,321          11,820
     Assumption of debt on acquisitions                                                    73,586          33,456
     Sale proceeds held in 1031 escrow                                                     17,712               -
     Purchase of property with 1031 escrow proceeds                                        17,712               -
     Equity investments in exchange for Operating Partnership units                         6,088               -

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty, Inc. (the "Company") and Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to the Company's control as sole general partner. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of September 30, 1999 and the results of operations for the interim periods ended September 30, 1999 and 1998. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K.

     The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of September 30, 1999, the Operating Partnership owned 54 operating multifamily properties totaling 22,563 apartment units, had interests in two operating multifamily properties totaling 961 apartment units, and owned two retail shopping centers aggregating 436,000 square feet. The Operating Partnership also had over 3,000 units under construction or pre-purchase agreement at eight additional sites. The Operating Partnership also owns substantially all of the economic interest in entities that provide multifamily and retail property management and leasing, furnished corporate apartments, interior construction and construction management services, and engineering and technical services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

     Certain prior year amounts have been reclassified to conform with the current year presentation.

2.   ACQUISITIONS AND DISPOSITIONS

     In July 1999, the Company acquired a 720-unit apartment property located in Palatine, Illinois ("Countryside"). The total capitalized cost of $44.8 million consists of 178,190 Units valued at approximately $6.0 million, new mortgage debt of $28.0 million, initial capital improvement costs of $1.2 million, and cash of $9.6 million. The mortgage debt obtained by the Company is a 7-year interest-only note with an interest rate of 7.23%.

     In July 1999, the Company also acquired an 1,158-unit apartment property located in Glendale Heights, Illinois ("Somerset"). The total capitalized cost of $57.6 million consists of 408,969 Units valued at approximately $13.9 million, assumed mortgage debt of $32.7 million, initial capital improvement costs of $1.2 million, a fair value adjustment to debt of $0.5 million, and cash of $9.3 million. The assumed debt matures in 2007, and has an effective rate of 8.31%.

     In July 1999, the Company acquired a 269-unit apartment property located in Washington, D.C. ("The Consulate"). The total capitalized cost of $32.7 million consists of assumed debt of $12.8 million, initial capital improvement costs of $0.5 million, and $19.4 million of cash. The assumed debt matures in 2001 and has a rate of 7.375%.

     In August 1999, the Company entered into an agreement with an affiliate of Starwood Capital Group to jointly purchase and redevelop Alban Towers, a historic landmark property in Washington, D.C. Estimated cost of the 226-unit project is $53.0 million with completion expected in mid-2001.

Under the agreement, the Company has the right to acquire Starwood's interest for $100,000 at the end of five years.

     In August 1999, the Company acquired a 95% non-voting interest in a mechanical contracting company located in Maryland and an environmental engineering firm with offices in Maryland and New York. These acquisitions complement the current lines of business of Consolidated Engineering Services, Inc. ("CES"), one of the Company's Property Service Businesses. The Company invested $11.5 million which consisted of 161,765 Units valued at $5.4 million and cash of $6.1 million.

     During the third quarter of 1999, the Company also acquired land for cash of $8.3 million and 7,797 Units valued at $0.2 million.


3.   JOINT VENTURES

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

     In May 1999, the Company and J.P. Morgan formed a joint venture ("Springfield Station JV") to own and operate the Company's recently developed 631-unit Springfield Station property. The Company sold a 52% interest in Springfield Station JV to J.P. Morgan and received proceeds of approximately $50 million from the transaction. The joint venture placed $37 million in debt financing on the property at 6.85% fixed interest which matures on June 1, 2001. The Company provided a construction completion guarantee on the project as well as a payment guarantee of $14.1 million of the debt. The guarantees were released on September 30, 1999. The Company recognized $4.2 million of the $5.2 million gain and will defer the balance until completion of construction.

     In May 1999, the Company and J.P. Morgan also formed a development joint venture ("University Center JV") to develop a new 630-unit multifamily property in Loudoun County, Virginia at the western end of the Dulles Technology corridor. Ownership interests are held 60% by J.P. Morgan and 40% by the Company. The joint venture intends to place debt financing for 50% of the project's estimated $62 million development cost. Construction commenced during the third quarter of 1999 with final completion expected in 2001. The Company's initial equity contribution consisted of land acquired in 1998 for $5.4 million, less cash received of $3.0 million. The Company will provide development services and a construction completion guarantee to the venture. A Company affiliate will provide property management and marketing services.

4.   DEBT

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

     During the second quarter, the Company closed on a $269.5 million standby credit facility with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was made during 1998 for $140 million at 6.75% for fifteen years. A second draw was made in May 1999 for $29.5 million at 6.845% for eight years. Terms and rates of subsequent draws on this facility will be determined at the time of the draw.

     In August 1999, the Company obtained a variable rate, secured construction loan of $32.5 million to finance the redevelopment of Alban Towers. The loan bears interest at LIBOR plus 150 basis points (6.875% at September 30, 1999) and matures in February 2002. The loan balance at September 30, 1999 was $1.3 million.


5.   SHAREHOLDERS' EQUITY

     In March 1999, 125,367 shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares") were converted to common shares on a one-for-one basis.

     In May 1999, the remaining 589,261 shares of Series B Preferred Shares were converted to common shares on a one-for-one basis.

     In July 1999, the Company entered into an agreement with Security Capital Preferred Growth, Inc. ("Security Capital") to sell 684,931 shares of Series E Cumulative Convertible Redeemable Preferred Shares ("Series E Preferred Shares"), $0.01 par value, at $36.50 per share for a total of $25.0 million, less $0.9 million of offering costs. The Series E Preferred Shares were issued on July 13, 1999. The Company also entered into agreements with Security Capital to sell 666,667 shares of Series F Cumulative Convertible Redeemable Preferred Shares ("Series F Preferred Shares"), $0.01 par value, at $37.50 and 641,026 shares of Series G Cumulative Convertible Redeemable Preferred Shares ("Series G Preferred Shares"), $0.01 par value, at $39.00. The dividend yield to be paid on these preferred shares will be 7.75% in year one, 8.25% in year two and 8.5% in year three and thereafter, with a minimum equivalent to the dividend rate paid on the Company's common shares. Conversion to common stock is on a one-for-one basis with call protection varying by series between three and six years.

     In September 1999, the Company issued 2,200,000 shares of Series H Cumulative Convertible Redeemable Preferred Shares ("Series H Preferred Shares"), $0.01 par value, for $53.5 million, net of offering costs of $1.5 million. The Series H Preferred Shares have a liquidation preference of $25 per share and a five-year non-call provision. Dividends are payable quarterly at the greater of 8.125% of the liquidation preference or the rate declared on the shares of common stock of the Company into which a Series H Preferred Share is convertible. The holders of the Series H Preferred Shares have the right, at any time, to convert such shares to Common Shares at the initial conversion price of $38.50 (equivalent to a conversion rate of approximately 0.65 Common Shares for each Series H Preferred Share). Simultaneously with the above, the Operating Partnership issued 1.8 million units of Series H Cumulative Convertible Redeemable Preferred Units ("Series H Preferred Units") for $43.7 million, net of offering costs of $1.3 million. The Series H Preferred Units have terms similar to the Series H Preferred Shares.

6.   PER SHARE DATA

     Earnings per common share of the Company for the three and nine months ended September 30, 1999 and 1998 is computed based on weighted average common shares/units outstanding during the period as follows (in millions):

                                                                 Three Months Ended September 30,
                                                       ------------------------------------------------------
                                                               1999                            1998
                                                               ----                            ----
                                                       Basic          Diluted          Basic          Diluted
                                                       -----          -------          ------         -------
          Weighted Average Common Shares                19.7           22.6            16.9            17.0
          Weighted Average Common Operating
           Partnership Units/1/                         13.7           13.7            13.8            13.8

                                                                    Nine Months Ended September 30,
                                                       --------------------------------------------------------
                                                               1999                             1998
                                                               ----                             ----
                                                       Basic           Diluted          Basic           Diluted
                                                       -----           -------          -----           -------
          Weighted Average Common Shares               19.1             22.3            15.9              16.0
          Weighted Average Common Operating
           Partnership Units/1/                        13.4             13.4            14.0              14.0

/1/ Represents Operating Partnership units not held by Company


     Operating Partnership units not held by the Company may be redeemed at the Unitholders' sole discretion. Such redemption may be made for cash at the then fair value of the Company's common stock, or, at the option of the Company, for shares of common stock of the Company on a one-for-one basis, which does not have a dilutive effect. During the nine months ended September 30, 1999, 0.6 million Operating Partnership units were redeemed for shares of common stock.

     Options to purchase 0.8 million shares of common stock were not included in the computation of diluted earnings per share because the options' exercise price was higher than the average price of the common shares. Series E and Series H Preferred Shares were also excluded from the calculation of diluted earnings per share since the conversion price was higher than the average price of the common shares.

     A reconciliation of income (before extraordinary item) and shares used to calculate basic and diluted earnings per share for the three months ended September 30, 1999 and the nine months ended September 30, 1999 and 1998 follows (dilutive securities had no effect on earnings for the three months ended September 30, 1998):

                                                                          Weighted      Per Share
                                                   Income              Average Shares     Amount
                                               --------------          --------------   ----------
                                               (In Thousands)          (In Thousands)
   Three Months Ended September 30, 1999:
   -------------------------------------

   Income Before Extraordinary Item                 $ 28,472
   Minority Interest                                 (10,702)
   Income Attributable to Preferred Shares            (3,090)
                                                    --------
   Earnings Per Share - Basic
   Income Attributable to Common
     Shareholders Before Extraordinary Item         $ 14,680               19,669            $ 0.75
   Effect of Dilutive Securities
     Preferred Shares - Series A                       1,453                2,640             (0.02)
     Options/1/                                           78                  288             (0.01)
                                                    --------               ------            ------

   Earnings Per Share - Diluted                     $ 16,211               22,597            $ 0.72
                                                    ========               ======            ======

   Nine Months Ended September 30, 1999:
   ------------------------------------

   Income Before Extraordinary Item                 $ 70,086
   Minority Interest                                 (26,387)
   Income Attributable to Preferred Shares            (7,845)
                                                    --------
   Earnings Per Share - Basic
   Income Attributable to Common
     Shareholders Before Extraordinary Item         $ 35,854               19,129            $ 1.87
   Effect of Dilutive Securities
     Preferred Shares - Series A and B                 4,593                2,979             (0.04)
     Options/1/                                          151                  207             (0.01)
                                                    --------               ------            ------

   Earnings Per Share - Diluted                     $ 40,598               22,315            $ 1.82
                                                    ========               ======            ======

   Nine Months Ended September 30, 1998:
   ------------------------------------

   Income Before Extraordinary Item                 $ 49,999
   Minority Interest                                 (21,034)
   Income Attributable to Preferred Shares            (7,938)
                                                    --------
   Earnings Per Share - Basic
   Income Attributable to Common
     Shareholders Before Extraordinary Item         $ 21,027               15,870            $ 1.32
   Effect of Dilutive Securities
     Options/1/                                           76                  178             (0.01)
                                                    --------               ------            ------

   Earnings Per Share - Diluted                     $ 21,103               16,048            $ 1.31
                                                    ========               ======            ======

/1/ Adjustment to numerator includes change in the Minority Interest share of income.

7.   SEGMENT REPORTING

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

     Information concerning operations by segment for the three and nine months ended September 30, 1999 and 1998 was as follows (in thousands):

Property Segments

                                                    Three Months Ended      Nine Months ended
                                                      September 30,           September 30,
                                                   --------------------  ------------------------
                                                       1999       1998         1999         1998
                                                   --------   --------   ----------   ----------
Net Operating Income
--------------------

  Core Portfolio                                   $ 33,757   $ 31,355   $  101,560   $   93,306
  Acquisition Portfolio                               9,837      5,117       22,244       10,260
  Development Portfolio                               1,288        126        2,999         (191)
  Retail Portfolio                                    1,603      1,681        5,079        4,909
                                                   --------   --------   ----------   ----------

      Consolidated Total                             46,485     38,279      131,882      108,284

  Depreciation and Amortization                      (8,363)    (7,970)     (24,304)     (21,445)
  Equity in Income of Property Service
   Businesses and Joint Ventures                      2,384      2,693        3,663        5,584
  Corporate General and Administrative Expenses      (2,156)    (2,177)      (6,785)      (6,405)
  Net interest expense                              (15,092)   (12,194)     (41,435)     (34,216)
                                                   --------   --------   ----------   ----------

      Income before Gain on Sale and
      Extraordinary Item                           $ 23,258   $ 18,631   $   63,021   $   51,802
                                                   ========   ========   ==========   ==========

Revenues
--------

  Core Portfolio                                   $ 56,284   $ 53,135   $  164,564   $  154,738
  Acquisition Portfolio                              17,404     10,054       40,211       20,871
  Development Portfolio                               3,049        387        6,421          474
  Retail Portfolio                                    2,457      2,443        7,553        7,306
                                                   --------   --------   ----------   ----------

      Consolidated Total                           $ 79,194   $ 66,019   $  218,749   $  183,389
                                                   ========   ========   ==========   ==========

Real Estate Assets, gross
-------------------------

  Core Portfolio                                                         $  902,902   $  910,859
  Acquisition Portfolio                                                     435,494      191,111
  Development Portfolio                                                     216,617      125,729
  Retail Portfolio                                                           60,051       60,017
                                                                         ----------   ----------
      Sub-total                                                           1,615,064    1,287,716
  Accumulated Depreciation                                                 (249,788)    (229,091)
                                                                         ----------   ----------

      Consolidated Total, Net                                            $1,365,276   $1,058,625
                                                                         ==========   ==========

Property Service Business Segment

                                                    Three Months Ended      Nine Months Ended
                                                       September 30,           September 30,
                                                   -------------------   --------------------
                                                       1999      1998       1999         1998
                                                    -------   -------    -------      -------
  Funds from Operations                             $ 2,233   $ 2,904    $ 3,577      $ 5,703

  Revenues                                           37,462    31,920     96,157       75,830

  Depreciation                                          645       566      1,604        1,061

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

     In August 1999, CES expanded its facilities management services by acquiring a similar business from CESCR for $1.4 million. This transaction was completed concurrently with the sale to CESCR of the Company's retail property management business, which primarily deals with non-Company owned assets, for $1.0 million. The Company recognized a gain on the sale of $1.0 million.


9. SUBSEQUENT EVENTS

     In October 1999, the Company issued 666,667 shares of Series F Preferred Shares under its agreement with Security Capital. The shares were issued at $37.50 per share for a total of $24.4 million net of $0.6 million in offering costs. A portion of the proceeds was used to pay down the Company's line of credit.

     In November 1999, the Company acquired a 1,339-unit multifamily property in Miami Beach, Florida ("Forte Towers") for a capitalized cost of $ 85 million, consisting of 694,586 shares of common stock valued at $23.6 million, assumed debt of $ 34.3 million, and proceeds from the sale of 641,026 Series G Preferred Shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three and nine months ended September 30, 1999 and 1998 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty, Inc. (the "Company"), Charles
E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to its control as sole general partner.


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

Rental Revenue

   Average revenue per apartment unit for the Company's core multifamily properties increased approximately 5.9% in the third quarter of 1999 as compared with 1998.

   A schedule of portfolio statistics follows:

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
--------------------------------------------------------------------------------

                        Residential Portfolio Statistics
                 For the Three Months Ended September 30, 1999

                                                                            Gross     Average
                                                               Average    Operating   Revenue    % Change    Economic    Change
                                        Property    Apartment  Sq. Ft.     Income     Per Unit     from     Occupancy     From
Property Type/Property Name               Type        Units    Per Unit     Q3-99      Q3-99       Q3-98      Q3-99       Q3-98
--------------------------             ---------    ---------  --------   ---------   -------      -----    ---------    ------
                                                                         (in 000's)
CORE RESIDENTIAL PORTFOLIO

NW Washington, D.C.
     1841 Columbia Road                High-rise          115       634     $   372     $1,078        9.4%       99.8%      1.6%
     2501 Porter Street                High-rise          202       760       1,003      1,655        9.6%       99.9%      0.3%
     Albemarle                         High-rise          235     1,097         928      1,316        5.7%       96.4%     -3.4%
     Calvert-Woodley                   High-rise          136     1,001         529      1,297        9.7%       99.0%      0.3%
     Cleveland House                   High-rise          216       894         824      1,271        9.9%       97.7%     -1.2%
     Connecticut Heights               High-rise          519       536       1,526        980        8.0%       96.8%      1.0%
     Corcoran House                    High-rise          138       464         375        907        7.7%       97.6%     -2.0%
     Statesman                         High-rise          281       593         722        856        3.5%       94.9%     -4.1%
     Van Ness South                    High-rise          625       956       2,247      1,198        6.1%       98.5%     -0.8%
     The Kenmore                       High-rise          376       725         953        845       11.3%       98.5%      1.6%
                                                       ------     -----     -------     ------       ----       -----      ----
                                                        2,843       771     $ 9,479     $1,111        7.7%       97.8%     -0.6%
Northern Virginia
     Crystal City
     ------------
     The Bennington                    High-rise          348       804       1,190      1,140        4.8%       96.9%     -0.4%
     Crystal House I                   High-rise          426       917       1,421      1,112        7.0%       98.1%     -1.0%
     Crystal House II                  High-rise          402       938       1,276      1,058        3.7%       98.4%     -0.7%
     Crystal Square                    High-rise          378     1,121       1,423      1,255        4.7%       99.3%      0.0%
     Crystal Place                     High-rise          180       894         753      1,394        4.3%       97.9%     -1.2%
     Gateway Place                     High-rise          162       826         857      1,764        3.6%       93.0%     -4.4%
     Water Park Towers                 High-rise          360       881       1,652      1,530        1.7%       95.9%     -0.5%
     Crystal Plaza                     High-rise          540     1,129       2,160      1,333        4.2%       98.9%      0.3%
     Crystal Towers                    High-rise          912     1,107       3,366      1,230        5.2%       98.9%      0.0%
                                                       ------     -----     -------     ------       ----       -----      ----
                                                        3,708       998     $14,098     $1,267        4.4%       98.0%     -0.4%

     Rosslyn/Ballston
     ----------------
     Courthouse Plaza                  High-rise          396       772       1,686      1,419        5.5%      100.0%      3.0%
     Lincoln Towers                    High-rise          714       879       3,063      1,430       10.6%       97.7%      3.1%
                                                       ------     -----     -------     ------       ----       -----      ----
                                                        1,110       841     $ 4,749     $1,426        8.7%       98.9%      3.0%

     Tysons/Dulles
     -------------
     Charter Oak                       Garden             262     1,097         814      1,036        6.8%       96.6%     -1.7%
     Oaks of Tysons                    Garden             218       968         707      1,082       -0.4%       96.1%     -3.1%
     Potomac View                      Garden             192       965         487        845        4.5%       99.0%      0.7%
     Bedford Village                   Garden             752     1,070       2,277      1,009        8.4%       97.7%      1.0%
     Patriot Village                   Garden           1,065     1,162       3,124        978        3.8%       97.7%     -0.6%
     Westerly at Worldgate             Garden             320       921       1,163      1,211        8.5%       97.6%      1.4%
                                                       ------     -----     -------     ------       ----       -----      ----
                                                        2,809     1,075     $ 8,572     $1,017        5.5%       97.5%     -0.2%

     Other
     -----
     Arlington Overlook                Mid-rise           711       877       1,884        884        9.2%       97.5%      0.0%
     Berkeley                          Mid-rise           138       891         322        779        4.5%       96.3%     -1.9%
     Boulevard of Old Town             Garden             159       603         433        908        4.1%       96.6%     -1.6%
     Columbia Crossing                 Garden             247       976         894      1,207        4.4%       98.4%      0.4%
     Columbian Stratford               Mid-rise           227       942         567        833        6.6%       99.8%      0.8%
     Concord Village                   Garden             531     1,025       1,410        885        5.1%       96.8%     -1.2%
     Newport Village                   Garden             937     1,115       2,738        974        4.9%       98.5%      1.0%
     Orleans Village                   Garden             851     1,061       2,300        901        5.6%       97.2%      0.8%
     Skyline Towers                    High-rise          940     1,221       3,009      1,067        5.6%       97.2%      1.1%
     Windsor Towers                    Mid-rise           280     1,025         737        878        6.5%       99.2%      0.2%
                                                       ------     -----     -------     ------       ----       -----      ----
                                                        5,021     1,040     $14,294     $  949        5.8%       97.7%      0.4%


Boston/Chicago
     2000 Commonwealth                 High-rise          188       878       1,027      1,822        8.4%       96.6%      0.8%
     One East Delaware                 High-rise          306       704       1,873      2,040        5.2%       98.7%     -0.2%
                                                       ------     -----     -------     ------       ----       -----      ----
                                                          494       770     $ 2,900     $1,957        6.3%       97.8%      0.2%

Other
     Car Barn                          Garden             196     1,311         563        957        4.3%       99.3%      1.4%
     Fort Chaplin                      Garden             549       983       1,178        715        3.6%       98.2%     -0.7%
     Suburban Tower                    High-rise          172       677         451        874        3.2%       97.9%     -1.2%
                                                       ------     -----     -------     ------       ----       -----      ----
                                                          917       996     $ 2,192     $  797        3.7%       98.4%     -0.2%
                                                       ------     -----     -------     ------       ----       -----      ----
                                                       16,902       968     $56,284     $1,110        5.9%       97.9%      0.1%
                                                       ------     -----     -------     ------       ----       -----      ----

                                                                            Gross     Average
                                                               Average    Operating   Revenue    % Change    Economic    Change
                                        Property    Apartment  Sq. Ft.     Income     Per Unit     from     Occupancy     From
Property Type/Property Name               Type        Units    Per Unit     Q3-99      Q3-99      Q3-98       Q3-99       Q3-98
---------------------------            -----------  ---------  --------  -----------  --------  ----------  ----------  ---------
                                                                          (in 000's)
ACQUISITION PORTFOLIO

     1998
     ----
     Tunlaw Gardens (NW Washington,
      D.C.)                            Garden             167       850     $   433     $  865        9.1%       97.1%      -1.2%
     Tunlaw Park (NW Washington, D.C.) Mid-rise           120       856         430      1,195        4.6%       96.8%      -2.7%
     Parc Vista (Crystal City, VA.)    High-rise          299       770       1,360      1,516        8.7%       97.9%      -1.8%
     McClurg Court (Chicago, IL.)      High-rise        1,075       688       4,442      1,377        2.1%       96.2%       0.7%
     Cronin's Landing (Boston, MA)     Mid-rise           281     1,129       1,751      2,078        NA         98.7%      NA


     1999
     ----
     Buchanan House (Crystal City,
      VA.)                             High-rise          442     1,173       2,297      NA           NA         NA         NA
     Parkwest (Chicago, IL.)           Garden             139       580         480      NA           NA         NA         NA
     Terrace (Chicago, IL.)            Garden             427       839       1,020      NA           NA         NA         NA
     The Consulate (Washington, D.C.)  High-rise          269       827         804      NA           NA         NA         NA
     Countryside (Chicago, IL.)        Garden             720       864       1,902      NA           NA         NA         NA
     Somerset  (Chicago, IL.)          Garden           1,158       575       2,400      NA           NA         NA         NA
                                                       ------     -----     -------
                                                        5,097       785     $17,319

DEVELOPMENT PORTFOLIO
     Courthouse Place (Rosslyn/
      Ballston, VA.)                   High-rise          564                NA          NA           NA         NA         NA
     One Superior Place (Chicago, IL.) High-rise          809                NA          NA           NA         NA         NA
     Park Connecticut (NW
      Washington, D.C.)                High-rise          142                NA          NA           NA         NA         NA
     Alban Towers
      (Washington, D.C.)               Mid-rise           226                NA          NA           NA         NA         NA
                                                       ------
                                                        1,741


ALL RESIDENTIAL PROPERTIES                             23,740                NA          NA           NA         NA         NA
                                                       ======

RENTAL PROPERTIES

   Revenues, expenses and income from the multifamily and retail properties for the three and nine months ended September 30, 1999 and 1998 were as follows (in thousands):

                                         Three Months Ended     Nine Months Ended
                                             September 30,        September 30,
                                         -------------------   -------------------

                                           1999     1998/(2)/    1999     1998/(2)/
                                         --------   --------   --------   --------
Multifamily Properties - Core/(1)/
  Revenues                               $ 56,284   $ 53,135   $164,564   $154,738
  Expenses                                (22,527)   (21,780)   (63,004)   (61,432)
                                         --------   --------   --------   --------

  Income before depreciation             $ 33,757   $ 31,355   $101,560   $ 93,306
                                         ========   ========   ========   ========

Multifamily Properties - Acquisitions
 and Dispositions
  Revenues                               $ 17,404   $ 10,054   $ 40,211   $ 20,871
  Expenses                                 (7,567)    (4,937)   (17,967)   (10,611)
                                         --------   --------   --------   --------

  Income before depreciation             $  9,837   $  5,117   $ 22,244   $ 10,260
                                         ========   ========   ========   ========

Multifamily Properties - Development
  Revenues                               $  3,049   $    387   $  6,421   $    474
  Expenses                                 (1,761)      (261)    (3,422)      (665)
                                         --------   --------   --------   --------

  Income before depreciation             $  1,288   $    126   $  2,999   $   (191)
                                         ========   ========   ========   ========

Retail Properties
  Revenues                               $  2,457   $  2,443   $  7,553   $  7,306
  Expenses                                   (854)      (762)    (2,474)    (2,397)
                                         --------   --------   --------   --------

  Income before depreciation             $  1,603   $  1,681   $  5,079   $  4,909
                                         ========   ========   ========   ========

Total Rental Properties
  Revenues                               $ 79,194   $ 66,019   $218,749   $183,389
  Expenses                                (32,709)   (27,740)   (86,867)   (75,105)
  Depreciation                             (8,363)    (7,970)   (24,304)   (21,445)
                                         --------   --------   --------   --------

  Income from Rental Properties          $ 38,122   $ 30,309   $107,578   $ 86,839
                                         ========   ========   ========   ========

/(1)/ Represents properties owned as of December 31, 1997.
/(2)/ Prior year amounts have been reclassified to conform with current year
      Presentation.

PROPERTY SERVICE BUSINESSES

   Revenues, expenses and income from the Property Service Businesses for the three and nine months ended September 30, 1999 and 1998 were as follows (in thousands):

                                             Three Months Ended    Nine Months Ended
                                              September 30,         September 30,
                                           --------------------  -------------------
                                             1999       1998       1999      1998
                                            -------    -------    -------   -------
Total Property Service Businesses
  Revenues                                  $37,462    $31,920    $96,157   $75,830
  Expenses                                  (34,690)   (28,661)   (91,298)  (69,185)
  Depreciation                                 (645)      (566)    (1,604)   (1,061)
                                            -------    -------    -------   -------

Income from Property Service Businesses     $ 2,127    $ 2,693    $ 3,255   $ 5,584
                                            =======    =======    =======   =======

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1999 to Three Months Ended September 30, 1998.

   Summary. Net income of the Operating Partnership increased $14.8 million, or 108.0%, from $13.7 million for the three months ended September 30, 1998 to $28.5 million for the three months ended September 30, 1999. Funds from Operations ("FFO") of the Operating Partnership increased $4.3 million, or 16.6%, from $25.8 million to $30.1 million during the same period. Net income of the Company increased from $5.4 million, or $0.32 per diluted common share, for the three months ended September 30, 1998 to $14.7 million, or $0.72 per diluted common share, for the three months ended September 30, 1999. FFO of the Company increased 20.7%, from $15.4 million to $18.6 million during the same period. The increases in FFO and net income are primarily attributable to revenue growth of 5.9% on the core portfolio and contributions from acquired and developed properties. Net income was also increased by the $5.2 million gains on sales of property and the retail management business.

   Rental Properties. Revenue from all rental properties increased $13.2 million, or 20.0%, from $66.0 million for the three months ended September 30, 1998 to $79.2 million for the three months ended September 30, 1999. Operating expenses from all rental operations increased $5.0 million, or 17.9% from $27.7 million during the third quarter of 1998 to $32.7 million during the current quarter.

   Core Portfolio. Revenue from the core portfolio increased $3.1 million, or 5.9%, over the prior year period resulting in average monthly revenue per apartment unit of $1,110. This was primarily due to continued strong demand in all submarkets. Management successfully increased rents during the quarter while essentially maintaining occupancy levels. Average economic occupancy for the core portfolio was 97.9% for the three months ended September 30, 1999 compared to 97.8% for the comparable prior year. Expenses for the core portfolio increased $0.7 million, or 3.4%, due primarily to higher utility expenses related to above average temperatures during the summer.

   Acquisition Portfolio. The eleven acquisition properties (defined as properties acquired subsequent to December 31, 1997) and three disposition properties contributed approximately 56%, or

$7.4 million, of the total rental revenue increase and approximately $2.6 million of the total rental expense increase. Five of the acquisition properties (comprising 1,942 apartment units) were acquired during 1998 and six (comprising 3,155 units) were acquired during the first and third quarters of 1999.

   Development Portfolio. Courthouse Place delivered the balance of its units during the second quarter for a total of 564 units delivered as of September 30, 1999. The project provided net operating income of $1.5 million for the quarter.

   One Superior Place delivered initial units in July 1999 and had a total of 297 units delivered as of September 30, 1999. Estimated completion and stabilization is expected in 2000. The project provided a net operating loss of $0.2 million for the period.

   Property Service Businesses. The Company uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

   The decrease in income from Property Service Businesses of $0.6 million in the third quarter of 1999 compared to the prior year quarter is primarily due to the 1998 expiration of the Financing Services Agreement with CESCR. The Company finalized the settlement of Financing Services in May 1999 with CESCR.

   In August 1999, the Company acquired a 95% non-voting interest in a mechanical contracting company located in Maryland and an environmental engineering firm with offices in Maryland and New York. These acquisitions complement the current lines of business of Consolidated Engineering Services, Inc. ("CES"), one of the Company's Property Service Businesses. The Company invested $11.5 million which consisted of 161,765 Units valued at $5.4 million and cash of $6.1 million.

   In August 1999, CES expanded its facilities management services by acquiring a similar business from Charles E. Smith Commercial Realty L.P. ("CESCR") for $1.4 million. This transaction was completed concurrently with the sale to CESCR of the Company's retail property management business, which primarily deals with non-Company owned assets, for $1.0 million. The Company recognized a gain on sale of $1.0 million.

   Other. Net interest expense increased $2.9 million during the quarter, or 23.8%, primarily due to additional debt related to acquisitions and development partially offset by lower interest rates on the line of credit and refinanced debt.


Comparison of Nine Months Ended September 30, 1999 to Nine Months Ended September 30, 1998.

   Summary. Net income of the Operating Partnership increased $24.4 million, or 53.9%, from $45.3 million for the nine months ended September 30, 1998 to $69.7 million for the nine months ended September 30, 1999. Funds from Operations ("FFO") of the Operating Partnership increased $13.4 million, or 18.8%, from $70.8 million to $84.2 million during the same period. Net income of the Company increased from $18.4 million, or $1.15 per diluted common share, for the nine months ended September 30, 1998 to $35.6 million, or $1.81 per diluted common share, for the nine months ended September 30, 1999. FFO of the Company increased 27.2%, from $41.2 million to $52.3 million during the same period.

   Rental Properties. Revenue from all rental properties increased $35.3 million, or 19.3%, from $183.4 million for the nine months ended September 30, 1998 to $218.7 million for the nine months ended September 30, 1999. Operating expenses from all rental operations increased $11.8 million, or 15.7% from $75.1 million during the first three quarters of 1998 to $86.9 million during the current period.

   Core Portfolio. Revenue from the core portfolio increased $9.8 million, or 6.4%, over the prior year period resulting in average monthly revenue per apartment unit of $1,082. This was primarily due to continued strong demand in all submarkets, particularly northwest Washington, D.C. Management successfully increased rents during the period and improved occupancy levels. Average economic occupancy for the core portfolio was 97.4% for the nine months ended September 30, 1999 compared to 96.3% for the comparable prior year. Expenses for the core portfolio increased $1.6 million, or 2.6%, due primarily to expected increases in real estate taxes, and higher wages due to additional staffing at the properties.

   Acquisition Portfolio. The eleven acquisition properties (defined as properties acquired subsequent to December 31, 1997) and three disposition properties contributed approximately 55%, or $19.3 million, of the total rental revenue increase and approximately $7.4 million of the total rental expense increase.

   Development Portfolio. As of September 30, 1999, Courthouse Place had delivered all of its 564 units. The project provided net operating income of $2.6 million for the first nine months of 1999.

   One Superior Place delivered initial units in July 1999 and had a total of 297 units delivered as of September 30, 1999. Estimated completion and stabilization is expected in 2000. The project provided a net operating loss of $0.2 million for the period.

   Property Service Businesses. The Company uses the equity method of accounting for its 99% non-voting interest in the Property Service Businesses.

   The decrease in income from Property Service Businesses of $2.3 million during the nine months ended September 30, 1999 compared to the prior year period is primarily due to decreases of $1.9 million and $1.2 million, respectively, for Financing Services and Smith Corporate Living offset by a $0.8 million increase in Engineering and Technical Services income. The former is due to the expiration in 1998 of the Financing Services agreement with CESCR. The latter is primarily due to softness in the suburban Chicago market.

   Joint Ventures. The Company entered into three joint ventures during 1999. Through September 30, 1999, the Company's share of income from the joint ventures totaled $0.4 million.

   Other. Corporate general and administrative expenses increased 5.9% compared to the prior year period due primarily to costs related to the Company's acquisition and development efforts. Net interest expense increased $7.2 million during the period, or 21.1%, primarily due to additional debt related to acquisitions and development partially offset by lower interest rates on the line of credit and refinanced debt.

LIQUIDITY AND CAPITAL RESOURCES

   Summary. Net cash flow provided by operating activities increased $26.3 million from $84.3 million for the nine months ended September 30, 1998 to $110.6 million for the nine months ended September 30, 1999. The increase primarily relates to an increase of $24.4 million in net income of the Operating Partnership.

   Net cash flow of $207.6 million was used by investment activities during the nine months ended September 30, 1999 compared to $239.1 million during the comparable prior year period due primarily to acquisition and development activity. Partially offsetting cash outflows was the $75.7 million in cash proceeds from property sales.

   Net cash flows provided by financing activities was $97.1 million for the nine months ended September 30, 1999, primarily comprised of $121.4 million of net cash proceeds from the sale of preferred stock and units, offset by a $60.3 million cash outflow for dividends and distributions. Net cash flows provided by financing activities of $167.9 million in the comparable prior year period primarily consisted of $75.0 million of inflow from the sale of preferred stock, $45.7 million of inflow from the sale of common stock, and $108.1 million of net borrowings, less $3.0 million of prepayment penalties and $53.8 million of dividends/distributions.

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

  Funds from Operations for the three and nine months ended September 30, 1999 and 1998 are computed as follows (in thousands):

                                            Three Months Ended    Nine Months Ended
                                              September 30,         September 30,
                                           --------------------  --------------------

                                               1999       1998       1999       1998
                                           --------   --------   --------   --------
Net Income of the Operating Partnership    $ 28,472   $ 13,708   $ 69,727   $ 45,297

Preferred Dividends                          (1,820)    (1,011)    (3,808)    (2,637)
Depreciation of Real Property                 8,363      7,970     24,304     21,445
Depreciation from unconsolidated
     Joint Ventures                             205         --        328         --
Amortization of Goodwill                        106        228        322        228
Gain on Sales                                (5,214)        --     (7,065)    (3,120)
Loss on Unused Treasury Lock                     --      4,923         --      4,923
Extraordinary Item                               --         --        359      4,702
                                           --------   --------   --------   --------

Funds from Operations of the Operating
     Partnership                             30,112     25,818     84,167     70,838
Minority Interest                           (11,466)   (10,375)   (31,823)   (29,677)
                                           --------   --------   --------   --------

Attributable to Shareholders               $ 18,646   $ 15,443   $ 52,344   $ 41,161
                                           ========   ========   ========   ========

Property Acquisitions

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

   In November 1999, the Company acquired a 1,339-unit multifamily property in Miami Beach, Florida ("Forte Towers") for a capitalized cost of $ 85 million, consisting of 694,586 shares of common stock valued at $23.6 million, assumed debt of $ 34.3 million, and proceeds from the sale of 641,026 Series G Preferred Shares.


Development

   As of September 30, 1999, the Company had the following properties under construction:

                     Number      Units        Initial      Estimated     Estimated        Estimated
                    of Units   Delivered      Delivery    Completion   Stabilization        Cost
                    --------   ---------     ----------   ----------   -------------        ----
                                                                                        (in millions)
University Center       630      N/A           Q2, 2000     Q1, 2001     Q2, 2001           $  62
  (Tysons/Dulles)
One Superior Place      809      297         July, 1999     Q1, 2000     Q3, 2000             118
  (Chicago, IL.)
Alban Towers            226      N/A           Q1, 2001     Q2, 2001     Q4, 2001              53
  (Washington,
   D.C.)
Park Connecticut        142      N/A           Q1, 2000     Q1, 2000     Q2, 2000              27
  (Washington,
   D.C.)              -----      ---                                                        -----
                      1,807      297                                                        $ 260
                      =====      ===                                                        =====

   In August 1999, the Company entered into an agreement with an affiliate of Starwood Capital Group to jointly purchase and redevelop Alban Towers, a historic landmark property in Washington, D.C. Estimated cost of the 226-unit project is $53.0 million with completion expected in mid-2001.

   On September 30, 1999, the Company acquired a parcel of land for development in southeast Florida for $8.1 million.

Commitments

   As of September 30, 1999, the Company had executed contracts to purchase multifamily properties under construction as follows:

                                Number           Units        Estimated      Purchase     Estimated
                               of Units        Delivered     Completion       Date      Purchase Price
                               --------        ---------     ----------      --------   --------------
                                                                                         (in millions)
  Reston Landing                  400             N/A         Q1, 2000         Q2, 2000      $ 44
   (Reston, VA.)
  New River Village               240             N/A         Q2, 2000         Q4, 2000        33
   (Ft. Lauderdale, FL.)
  Wilson Boulevard                220             N/A         Q3, 2000         Q4, 2000        28
   (Rosslyn/Ballston)
  Ballston Place                  383             N/A         Q4, 2000         Q3, 2001        50
                               ------                                                        ----
   (Rosslyn/Ballston)           1,243                                                        $155
                               ======                                                        ====


   These contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. As of September 30, 1999, the Company had posted three letters-of-credit totaling $7.7 million in accordance with three of the contracts each to be drawn only in the event the Company defaults on its contractual obligation to purchase the completed asset.

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

   In May 1999, the Company and J.P. Morgan formed a joint venture ("Springfield Station JV") to own and operate the Company's recently developed 631-unit Springfield Station property. The Company sold a 52% interest in Springfield Station JV to J.P. Morgan and received proceeds of approximately $50 million from the transaction. The joint venture placed $37 million in debt financing on the property at 6.85% fixed interest, which matures on June 1, 2001. The Company provided a construction completion guarantee on the project as well as a payment guarantee of $14.1 million of the debt. The guarantees were released on September 30, 1999. The Company recognized $4.2 million of the $5.2 million gain and will defer the balance until completion of construction.

   In May 1999, the Company and J.P. Morgan also formed a development joint venture ("University Center JV") to develop a new 630-unit multifamily property in Loudoun County, Virginia at the western end of the Dulles Technology corridor. Ownership interests are held 60% by J.P. Morgan and 40% by the Company. The joint venture intends to place debt financing for 50% of the project's estimated $62 million development cost. Construction commenced during the third quarter of 1999 with final completion expected in 2001. The Company's initial equity contribution consisted of land acquired in 1998 for $5.4 million less cash received of $3.0 million. A Company affiliate will provide property management and marketing services. The Company will provide development services and a construction completion guarantee to the venture.

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

   During the second quarter, the Company closed on a $269.5 million standby credit facility with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was made during 1998 for $140 million at 6.75% for fifteen years. A second draw was made in May 1999 for $29.5 million at 6.845% for eight years. Terms and rates of subsequent draws on this facility will be determined at the time of each draw.

   In August 1999, the Company obtained a variable rate, secured construction loan of $32.5 million to finance the redevelopment of Alban Towers. The loan bears interest at LIBOR plus 150 basis points (6.875% at September 30, 1999) and matures in February 2002. The loan balance at September 30, 1999 was $1.3 million.

   As of September 30, 1999, the Company had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 7.03%, as follows:

                                         Dollars in   % of
                                         Thousands   Total
                                         ----------  ------
               Fixed Rate Debt:
                 Mortgages                 $784,081   87.5%
               Variable Rate Debt:
                 $100M Line of Credit        25,000    2.8%
                 $185M Line of Credit        13,000    1.4%
                 Construction Loans          73,095    8.2%
                 Other                          488    0.1%
                                           --------  -----

                                           $895,664  100.0%
                                           ========  =====

   As of September 30, 1999, the Company had $342.7 million of unused borrowing capacity on lines of credit and construction loans. Amounts outstanding under lines of credit averaged $84.6 million for the nine months ended September 30, 1999 compared to $165.1 million for the nine months ended September 30, 1998.

   As of September 30, 1999, the Company's Debt to Total Market Capitalization Ratio was 38.8% (based on 19.8 million common shares, 2.6 million convertible preferred shares, 13.8 million partnership units outstanding at a common stock price of $34.188, $50 million of perpetual preferred stock, $80 million of Series E and Series H convertible preferred shares, and $45 million of Series H convertible preferred partnership units) versus 40.3% as of December 31, 1998 and 40.4% as of September 30, 1998.

   The Company's Interest Coverage Ratio for the nine months ended September 30, 1999 was 3.39 to 1 compared to 3.06 for the comparable prior year period.

Capital Expenditures

    For the nine months ended September 30, 1999, total capital improvements were $14.7 million, of which $11.2 million were for the core portfolio ($660 per unit). Approximately 59% of the capital expenditures on the core portfolio in 1999 are considered by management to generate net operating income ("NOI") by increasing revenue or decreasing expenses ("NOI generating"). The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to generate NOI ("non-NOI generating"). A summary of core capital expenditures follows:

                                                    Total $      Average $
                                                    Spent          Per
                                                (In Thousands)  Core Unit
                                                --------------  ----------
          Expenditure Type
          ----------------

          Installations (Carpet, Appliances)          $ 2,359         $140
          Water Saving Devices                            380           22
          Renovations (Kitchen and Bath)                2,369          140
          Redevelopment                                 1,043           62
          Other                                           416           25
                                                      -------         ----

          Total NOI Generating
          Improvements                                  6,567          389

          Non-NOI Generating
          Improvements                                  4,591          271
                                                      -------         ----

          Total Capital Expenditures -
          Core Portfolio                              $11,158         $660
                                                      =======         ====

Year 2000

   In 1997, the Company began a comprehensive review of its year 2000 compliance issues utilizing an overlapping, three-phased approach. Phase I involves assessments of building infrastructure and internal computer systems including both hardware and software to identify possible compliance failures. Phase II involves vendor compliance and actual testing of hardware and software applications including significant electronic interfaces. Phase III involves identifying remaining company-wide risks and development of contingency plans. The Company has completed Phase I and Phase II. Phase III was initiated in March 1999 and is expected to run through December 1999. Based on the review plan as well as the expected success of remediation efforts currently underway, management believes the Company has no material risks related to the ability of its hardware and software to recognize the year 2000 and beyond as valid dates.

   The Company's primary financial and operational software programs were purchased from outside vendors who have already resolved year 2000 issues. The Company has received letters from these vendors indicating that their software is Year 2000 compliant. The Company replaced one computer system which was not year 2000 compliant at an estimated cost of approximately $2.0 million. The new system will be depreciated over its estimated useful life of five years.

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

                                    PART II


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         The Company amended the Articles of Incorporation to designate and establish the rights and privileges of the Series E Cumulative Convertible Redeemable Preferred Stock ("Series E Preferred Shares"), Series F Cumulative Convertible Redeemable Preferred Stock ("Series F Preferred Shares"), Series G Cumulative Convertible Redeemable Preferred Stock ("Series G Preferred Shares"), and Series H Cumulative Convertible Redeemable Preferred Stock ("Series H Preferred Shares"). Rights and privileges of preferred shareholders include voting, dividend and liquidation preferences over the common shareholders.

         On July 13, 1999, the Company issued 684,931 shares of Series E Preferred Shares, $0.01 par value (liquidation preference of $36.50 per share) for a total of $24.1 million, net of offering costs of $0.9 million. On October 1, 1999, the Company issued 666,667 shares of Series F Preferred Shares, $0.01 par value (liquidation preference of $37.50 per share) for a total of $24.4 million, net of offering costs of $0.6 million. On November 5, 1999, the Company issued 641,026 shares of Series G Preferred Shares, $0.01 par value (liquidation preference of $39.00 per share) for a total of $24.6 million, net of offering costs of $0.4 million. The dividend yield to be paid on the Series E Preferred Shares, Series F Preferred Shares and Series G Preferred Shares will be 7.75% in year one, 8.25% in year two and 8.5% in year three and thereafter, with a minimum equivalent to the dividend rate paid on the Company's common shares. Conversion to common stock is on a one-for-one basis with call protection varying by series between three and six years. The Company believes that such offerings and sales were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) of the Securities Act and the provisions of Rule 506 of Regulation D.

         On September 13, 1999, the Company issued 2,200,000 shares of Series H Preferred Shares, $0.01 par value (liquidation preference of $25.00 per share) for $53.5 million, net of offering costs of $1.5 million. Dividends on the Series H Preferred Shares are payable quarterly at the greater of 8.125% of the liquidation preference or the rate declared on the shares of common stock of the Company into which a Series H Preferred Share is convertible. The holders of the Series H Preferred Shares have the right, at any time, to convert such shares to Common Shares at the initial conversion price of $38.50 (equivalent to a conversion rate of approximately 0.65 Common Shares for each Series H Preferred Share). Simultaneously with the above, the Operating Partnership issued 1.8 million units of Series H Cumulative Convertible Redeemable Preferred Units ("Series H Preferred Units") for $43.7 million, net of offering costs of $1.3 million. The Series H Preferred Units have terms similar to the Series H Preferred Shares. The Company believes that such offering and sale was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) of the Securities Act and the provisions of Rule 506 of Regulation D.

Item 3.  Defaults on Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             99.1 Articles Supplementary for Series H Cumulative Convertible
                  Redeemable Preferred Stock

             99.2 Twenty-fourth Amendment to First Amended and Restatement of
                  Agreement of Limited Partnership of the Operating Partnership

             99.3 Twenty-fifth Amendment to First Amended and Restatement of
                  Agreement of Limited Partnership of the Operating Partnership

             99.4 Twenty-sixth Amendment to First Amended and Restatement of
                  Agreement of Limited Partnership of the Operating Partnership

             99.5 Twenty-seventh Amendment to First Amended and Restatement of
                  Agreement of Limited Partnership of the Operating Partnership

             99.6 Third Amendment to First Amended and Restated Agreement of
                  1994 Employee Stock and Unit Option Plan of Charles E. Smith Residential Realty, Inc.

             99.7 First Amendment to First Amended and Restated 1994 Employee
                  Restricted Stock and Restricted Unit Plan

             99.8 Certificate of Amendment of Amended and Restated By-laws of
                  Charles E. Smith Residential Realty, Inc.

         (b) Reports on Form 8-K:

           A Form 8-K dated September 8, 1999 was filed on September 22, 1999 to report the Company's announcement of its agreement to acquire Forte Towers, a 1,339 unit, five building high-rise in South Beach, Florida.

           A Form 8-K/A dated July 2, 1999 was filed on September 16, 1999 to report historical and pro forma financial information for Somerset, Countryside, and The Consulate apartment properties which were acquired by the Company on July 2, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CHARLES E. SMITH RESIDENTIAL REALTY, INC.

November 12, 1999        By:  /s/   W. D. Minami
                              ----------------------------------------------
                              W. D. Minami
                              Senior Vice President and Chief Financial Officer
                              Charles E. Smith Residential Realty, Inc.
                              (on behalf of the Registrant and as Principal
                              Financial Officer)

                         By:  /s/  Steven E. Gulley
                              ---------------------------------------------
                              Steven E. Gulley
                              Chief Accounting Officer
                              Charles E. Smith Residential Realty, Inc.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                 2345 Crystal Drive, Arlington, Virginia 22202


                                                               November 12, 1999


BY ELECTRONIC DELIVERY


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC 20549

                          Re: CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                              Submission of Quarterly Report on Form 10-Q
                                       1934 Act File Number: 1-13174


Dear Ladies and Gentlemen:

As counsel to Charles E. Smith Residential Realty, Inc. (the "Company"), I am transmitting herewith for filing in electronic format pursuant to Regulation S-T under the Securities and Exchange Act of 1934 the Company's Quarterly Report for the quarter ended September 30, 1999 on Form 10-Q (the "Report"). A manually executed signature page has been executed and will be retained by the Company for five years.

Under separate cover, I am also sending by overnight delivery one copy of the Report to the New York Stock Exchange. Questions or comments with respect to this filing should be directed to the undersigned at 703-769-1347 or Steven Gulley, Chief Accounting Officer of the Company, at 703-769-5558.

Very truly yours,

/s/ Robert J. Owen, Jr.

Robert J. Owen, Jr.