Form 10-K
period 1999-12-31
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 2000-03-28
CIK 919004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
---
            of 1934 for the fiscal year ended December 31, 1999, or

___Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the period from ____________ to ______________

            Commission File Number:  1934 Act File Number:  1-13174

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
             (Exact name of registrant as specified in its charter)

              Maryland                               54-1681655
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)             Identification No.)

            2345 Crystal Drive
           Crystal City, Arlington, VA                 22202
     (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code:  (703) 920-8500

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class         Name of each exchange on which registered
     -------------------         -----------------------------------------
   Shares of Common Stock                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               -     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of the 20,603,390 Shares of Common Stock held by non-affiliates of the Registrant was approximately $721,118,650 based upon the closing price on the New York Stock Exchange for such stock on March 1, 2000.

     As of March 1, 2000, there were 20,810,138 Shares of Common Stock of the Registrant issued and outstanding.

                      Documents Incorporated by Reference

     Portions of the proxy statement for the annual shareholders meeting to be held in 2000 are incorporated by reference into Part III.

                          FORWARD-LOOKING STATEMENTS

     When used throughout this report, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties which could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions, particularly with regard to the levels of multifamily property occupancy and rental growth in the Washington, D.C., southeast Florida, Chicago, and Boston metropolitan areas; the Company's ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the acceptance of the Company's financing plans by the capital markets, and the effect of prevailing market interest rates and the pricing of the Company's stock; and other risks described from time-to-time in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


                                    PART I

Item 1.  Business.

     Charles E. Smith Residential Realty, Inc. (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT") that is engaged primarily in the acquisition, development, management and operation of multifamily properties. The Company, together with its subsidiaries as described below, is a fully integrated real estate organization with in-house acquisition, development, financing, marketing, leasing, and property management expertise. The Company's primary strategy for growth is to acquire, develop, own and manage high quality multifamily properties for income generation and long-term value appreciation.

     The Company is structured as an umbrella partnership REIT whereby all of the Company's properties, property interests, and business assets are owned by, and its operations are conducted through, Charles E. Smith Residential Realty L.P., a Delaware limited partnership (the "Operating Partnership") of which the Company is the sole general partner and holder of approximately 65% of the common and preferred units of limited partnership interest ("Units") as of March 1, 2000. The other limited partners of the Operating Partnership (the "Minority Interest") include former owners of properties and property service businesses acquired by the Operating Partnership (see "History of the Company" below) and investors holding preferred units. The Operating Partnership owns 100% of the non-voting common stock, which represents 99% of the total economic interest of three operating companies and 95% of the economic interest of one operating company (collectively, the "Property Service Businesses") which provide services to multifamily and commercial properties including properties owned by the Operating Partnership. The four Property Service Businesses are: Smith Realty Company, which directly provides management, leasing, development and insurance services and indirectly provides furnished corporate apartments through a wholly-owned subsidiary;

Consolidated Engineering Services, Inc. and Combustioneer Corporation, which both provide engineering and technical services; and Smith Management Construction, Inc., which provides construction and interior renovation services. As the sole general partner of the Operating Partnership, the Company has the exclusive power to manage and conduct the business of the Operating Partnership, subject to the consent of the holders of Units in connection with the sale of all or substantially all of the assets of the Operating Partnership. Some references made herein to the Company include the Operating Partnership and the Property Service Businesses, as the context requires.

     As of March 1, 2000, the Company, through the Operating Partnership and its subsidiaries, owned 52 operating multifamily apartment properties containing a total of 25,151 units (the "Multifamily Properties") and two retail centers containing approximately 436,000 square feet of retail space (the "Retail Properties"). The Company also owned two properties under construction containing 951 units and owned substantially all of the economic interest in one property under construction containing 226 units. In addition, the Company had partial interests in three operating multifamily properties totaling 1,267 apartment units and one property under construction totaling 630 units. Most of the Company's properties are located in the Washington, D.C. metropolitan area with additional properties in the Chicago, Illinois and Boston, Massachusetts metropolitan areas and in southeast Florida (collectively, the "Properties").

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

History of the Company

     The Company and the Operating Partnership were formed to succeed to the property assets and certain asset management and property service businesses of the Charles E. Smith Companies (the "Smith Companies"). On June 30, 1994, the Company consummated an initial public offering (the "Initial Public Offering") of 8,632,800 shares of its common stock, $.01 par value per share, and a private placement of 416,667 shares of its common stock. The Company contributed the net proceeds of such offerings to the Operating Partnership in return for 9,049,467 Units of general and limited partnership interest therein. On that same date, the Operating Partnership acquired, in exchange for 12,131,292 Units, 30 Properties (reflects the combination of three buildings into one for operational and statistical purposes), partial interests in two additional properties, all of the non-voting common stock of three of the Property Service Businesses (representing 99% of the economic interest), and notes of the Property Service Businesses in the aggregate amount of $44.5 million, (collectively, the "Formation Transactions").

     Since the Formation Transactions and through March 1, 2000, the Operating Partnership developed two and acquired 30 operating Multifamily Properties totaling 16,070 apartment units, acquired interests in three operating multifamily properties totaling 1,267 units, and sold eight properties totaling 2,754 units. Since the Formation Transactions, the Company and Operating

Partnership have issued an additional $671 million in common and preferred equity, including Operating Partnership units exchanged for acquisitions, net of costs. In addition, the Operating Partnership had $817.3 million of fixed rate mortgage indebtedness at December 31, 1999, secured by certain properties (see "Mortgage Financing"), maintained two unsecured lines of credit with a total capacity of $285 million, and had $80.0 million in outstanding construction loans.

Business Strategy

     The Company seeks growth in funds from operations (a common measure of equity real estate investment trust performance, defined as net income [loss] computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring, property sales, and other non-recurring items, plus depreciation and amortization of assets unique to the real estate industry) while preserving and enhancing property values by pursuing the following strategies: (i) maximizing cash flow from operations of the Properties by seeking to maintain high occupancy levels, obtain rent increases, manage resident turnover efficiently, make strategic capital investments, expand the availability of furnished rental apartments, initiate new resident fees and control operating expenses; (ii) acquiring additional multifamily properties for Common Stock, Units, or cash in situations where, in the judgment of management, the Company's business strengths have the potential to increase property performance and value; (iii) developing new multifamily properties consistent with the predecessor Smith Companies' historical policies of constructing and maintaining high quality properties for long-term income and value enhancement; and (iv) actively promoting the comprehensive services of the Property Service Businesses. In addition to its activities in the Washington, D.C. metropolitan area, the Company also seeks to acquire additional properties or portfolios in Chicago, Boston, southeast Florida and other markets with characteristics similar to the Company's current portfolio that offer opportunities for income generation and long-term growth.

Financing Strategy

     To the extent that the Company's board of directors determines to seek additional capital for acquisitions or otherwise, the Company may raise such capital through additional equity offerings, debt financing, asset sales or retention of cash flow (subject to provisions of the Internal Revenue Code of 1986, as amended, requiring the distribution by a REIT of a certain percentage of taxable income and taking into account taxes that would be imposed on undistributed taxable income), or a combination of these methods.

Equity

     During 1999, the Company completed several equity transactions.

   In March 1999, 125,367 shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares") were converted to shares of common stock on a one-for-one basis. In May 1999, the remaining 589,261 shares of Series B Preferred Shares were converted to shares of common stock on a one-for-one basis.

   In July 1999, the Company entered into a purchase agreement with Security Capital Preferred Growth, Inc. ("Security Capital") for 684,931 shares of Series E Cumulative Convertible Redeemable Preferred Stock ("Series E Preferred Shares"), $0.01 par value, at $36.50 per share for a total of $25.0 million, less $0.9 million of offering costs. The Series E Preferred Shares were issued on July 13, 1999. The Company also entered into purchase agreements with Security Capital for 666,667 shares of Series F Cumulative Convertible Redeemable Preferred Stock ("Series F Preferred Shares"), $0.01 par value, at $37.50 and 641,026 shares of Series G Cumulative Convertible Redeemable Preferred Stock ("Series G Preferred Shares"), $0.01 par value, at $39.00. The Series F Preferred Shares were issued on October 1, 1999 for $25.0 million, less $0.6 million of offering costs, and the Series G Preferred Shares were issued on November 5, 1999 for $25.0 million, less $0.4 million of offering costs. The dividend yield to be paid on these preferred shares will be 7.75% in the first year following their issuance, 8.25% in year two and 8.5% in year three and thereafter, with a minimum payment equivalent to the dividend rate paid on the Company's common stock. Conversion to common stock is on a one-for-one basis with call protection varying by series between three and six years.

   In September 1999, the Company issued 2,200,000 shares of Series H Cumulative Convertible Redeemable Preferred Stock ("Series H Preferred Shares"), $0.01 par value, for $53.5 million, net of offering costs of $1.5 million. The Series H Preferred Shares have a liquidation preference of $25 per share and a five-year non-call provision. Dividends are payable quarterly at the greater of 8.125% of the liquidation preference or the dividend declared on the number of shares of Common Stock of the Company into which a Series H Preferred Share is convertible. The holders of the Series H Preferred Shares have the right, at any time, to convert such shares to shares of common stock at a conversion price of $38.50 (equivalent to a conversion rate of approximately 0.65 shares of common stock for each Series H Preferred Share). Simultaneously with the above, the Operating Partnership issued 1.8 million Series H Cumulative Convertible Redeemable Preferred Units ("Series H Preferred Units") for $43.7 million, net of offering costs of $1.3 million. The Series H Preferred Units have terms similar to the Series H Preferred Shares.

   In November 1999, the Company issued 694,586 shares of common stock in a merger transaction with the owner of several Florida properties. Each share was valued at $34.00 in this transaction.

   In December 1999, the Company issued 200,000 shares of common stock valued at $35.00 per share under an agreement with Consolidated Engineering Services, Inc. Consolidated Engineering distributed the shares to partially fund its $23 million acquisition of New England Mechanical Services, Inc.

   The Company currently has on file with the Securities and Exchange Commission two effective registration statements which allow the sale of up to $450,000,000 in debt or equity securities, of which approximately $266,000,000 remains available. As long as the Operating Partnership is in existence, the net proceeds of all equity capital raised by the Company will be contributed to the Operating Partnership in exchange for limited partnership interests in the Operating Partnership. The Company and the Operating Partnership also may issue securities senior to the Common Stock or Units, including additional preferred stock or debt securities (either of which may be convertible into common stock or Units or may be accompanied by warrants to purchase common stock or Units).

Debt

     The Company's policy is to incur debt (including debt incurred under its lines of credit) only if upon such incurrence its ratio of debt to total market capitalization would be 60% or less ("market capitalization" is defined as common stock and units multiplied by the Company's stock price plus debt plus the liquidation value of preferred shares and units). The Company and its Board of Directors may reevaluate or modify this financing policy from time to time in light of economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors.
At December 31, 1999, the Company's debt to total market capitalization ratio was 38.6%.

Property Management

     The Company and its Property Service Businesses are experienced in the management and leasing of multifamily properties. The Company believes that the management and leasing of its own portfolio has resulted in consistent income growth and reduced operating expenses. The Property Service Businesses have provided the Company both with a source of cash flow and with economies of scale in conjunction with the management and leasing of its own Properties. These Property Service Businesses also allow the Company and its subsidiaries to establish additional relationships with tenants that benefit the Properties.

Development

     Prior to July 1999, the Company obtained certain development services through a cost reimbursement arrangement with Charles E. Smith Construction, Inc., an affiliate of Robert H. Smith and Robert P. Kogod. In July 1999, the Company brought this expertise in-house, by hiring nearly all of the development personnel, in recognition of the significant increase in the Company's development activities and the desire to eliminate a growing related party transaction. No development services are provided other than those rendered to the Company and its affiliates.

Property Service Businesses

     Smith Realty Company ("SRC"). SRC, an operating business unit of the Company, is the successor to a long-established, integrated business with extensive experience in leasing and managing multifamily properties. This business unit has been managing and leasing multifamily housing in the Washington, D.C. metropolitan area since 1946 and, as of March 1, 2000, manages 65 apartment properties, of which 52 are owned by the Operating Partnership. It also assists in the development and acquisition of additional multifamily properties and provides insurance services and furnished corporate apartments directly or through subsidiary corporations.

     The corporate services businesses, conducted through SRC, enable a central office to provide supporting services in the areas of insurance, legal advice, accounting, finance, information systems, human resources, office administration and marketing to the Company and the Property Service Businesses, as well as to other affiliated third parties, including CESCR. Services are provided at cost (including overhead) in accordance with cost and executive sharing agreements. In management's opinion, the allocation methods provide reasonable estimates of the costs that would have been incurred by the Company had the services been provided by the Company.

     Historically, SRC solicited, procured and arranged financing for a fee on behalf of commercial office properties affiliated with the Company. In 1997 and 1998, the majority of these commercial office properties were rolled up into a master partnership, Charles E. Smith Commercial Realty L.P. ("CESCR"), an affiliate of Messrs. Smith and Kogod. In connection with the formation of CESCR, the Company entered into an agreement to provide financing services to CESCR only through December 31, 1998. On May 1, 1999, the Company received 79,905 Operating Partnership units valued at $2.5 million as a final settlement from an affiliate of Messrs. Smith and Kogod, which were immediately canceled. Management does not expect any significant future income from Financing Services.

     During 1998, SRC acquired Noel Enterprises, Inc. (d/b/a "SCL West"), a provider of furnished corporate apartments in Chicago, Illinois, for a total purchase price of $6.3 million.

     During 1999, SRC sold its retail management and leasing business to CESCR for $1,099,000 plus certain adjustments. The Company recognized a gain on the sale of $802,000.

     Consolidated Engineering Services, Inc. ("CES"). CES, an operating business unit of the Company, is a broad-based building technology services company with expertise in the management, operation, maintenance, installation and repair of a building's "physical plant". The Company provides a variety of related services, including on-site facilities management and maintenance, automated environmental monitoring and control, engineering consulting, and mechanical and electrical repair and installation.

     In 1999, CES initiated a growth strategy to expand CES's market leadership position beyond the Mid-Atlantic region through a combination of internal growth and friendly acquisitions or mergers with high-quality firms in key regions such as the Midwest and Northeast. Management of CES and the Company believe this strategy will position CES for a public or private equity transaction in the next one-to-three year period, which will fully recognize the inherent value in this business. During the third quarter of 1999, CES expanded its facilities management services by acquiring a similar business from CESCR for cash of $1.4 million plus certain adjustments, which CES borrowed from the Operating Partnership. The Operating Partnership also acquired a 95% non-voting interest in AASE, Inc., an environmental consulting firm headquartered in Maryland with a satellite office in New York City. The Company invested $3.5 million, which consisted of 49,762 Operating Partnership units valued at $1.7 million and cash of $1.8 million. Subsequently, the Operating Partnership contributed its 95% non-voting interest in AASE, Inc. to CES in return for additional CES stock.

     In November 1999, CES acquired New England Mechanical Services, Inc. ("NEMSI"), one of the largest engineering and mechanical contractors in the northeastern United States. NEMSI is headquartered in Connecticut with operations in Connecticut, Massachusetts and Rhode Island, and will retain its name while operating as CES's northeast regional office. CES invested $23 million which consisted of $16 million in cash and 200,000 shares of common stock of the Company valued at $7 million. CES borrowed $18.4 million from the Operating Partnership, of which $7 million was used to purchase the common stock from the Company. The balance of $4.6 million was provided by a capital contribution from the Operating Partnership.

     Combustioneer Corporation ("CC"). In August 1999, the Operating Partnership acquired a 95% non-voting interest in Combustioneer Corporation, a mechanical contracting firm headquartered in Maryland. The Company invested $8.0 million, which consisted of 112,003 units valued at $3.7 million and cash of $4.3 million.

     Smith Management Construction, Inc. ("SMC"). SMC, an operating business unit of the Company, is a construction management and general contracting company that provides interior construction and renovation services to the Properties and various other affiliated and unaffiliated third-party clients. This business focuses primarily on capital improvement projects and office and retail tenant space construction and alteration, and provides the expertise necessary to take a project from the initial planning and pre-construction stage through the completion of construction. In 1999, oversight was provided to approximately $68.6 million of construction activity.

Employees

     As of March 1, 2000, the Company and its affiliates had approximately 2,710 full-time and part-time employees, the latter primarily employed in on-site clerical positions. This total includes 900 employees who provide on-site property services and, in the Property Service Businesses, 1,350 employees in its engineering and technical services affiliates, 100 employees in its interior construction and renovation affiliate, and 360 employees in its residential leasing and management, acquisitions and development, and corporate services operations.

Recent Developments

     Acquisition Properties. During 1999, the Company, through the Operating Partnership, acquired eight operating multifamily properties containing 5,693 apartment units, as further described below:

     Buchanan House. In January 1999, this 442-unit multifamily property in Crystal City, Virginia, was acquired for a total capitalized cost of $66.0 million, which includes assumed debt of $7.4 million, a fair value adjustment to debt of $0.5 million, initial capital improvement costs of $5.0 million and $0.4 million in acquisition related costs. The acquisition was funded by proceeds from the 1998 sale of Marbury Plaza and a draw on the Company's bank line of credit. Subsequent to this acquisition, the Company has determined that it will spend an estimated $10 to $15 million in additional capital improvements. Approximately $5 million of the increase is related to improving the retail space while the remainder is related to balconies and other structural repairs. During the fourth quarter of 1999, the Buchanan House had an average economic occupancy of 98.8% and average monthly revenue per apartment unit of $1,486.

     Parkwest. In January 1999, this 139-unit multifamily property in Chicago, Illinois, was acquired for a total capitalized cost of $13.6 million, consisting of 138,111 Operating Partnership Units valued at $4.3 million, assumed debt of $6.0 million, a fair value adjustment to debt of $0.4 million, initial capital improvement costs of $0.8 million, and $2.1 million of cash. During the fourth quarter of 1999, Parkwest had an average economic occupancy of 94.7% and average monthly revenue per apartment unit of $1,171.

     Terrace. In January 1999, this 427-unit multifamily property in Elk Grove Village, Illinois, was acquired for a total capitalized cost of approximately $25.7 million, consisting of 291,551 Operating Partnership Units valued at $9.1 million, assumed debt of $13.7 million, a fair value adjustment to debt of $0.2 million, initial capital improvement costs of $1.2 million, and $1.5 million of cash. During the fourth quarter of 1999, Terrace had an average economic occupancy of 94.2% and average monthly revenue per apartment unit of $822.

     Countryside. In July 1999, the Company acquired this 720-unit apartment property in Palatine, Illinois, for a total capitalized cost of $44.8 million, consisting of 215,877 Operating Partnership Units valued at approximately $7.3 million, new mortgage debt of $28.0 million, initial capital improvement costs of $1.2 million, and cash of $8.3 million. During the fourth quarter of 1999, Countryside had an average economic occupancy of 93.6% and average monthly revenue per apartment unit of $917.

     Somerset. In July 1999, this 1,158-unit apartment property located in Glendale Heights, Illinois, was acquired for a total capitalized cost of $57.7 million, consisting of 430,990 Operating Partnership Units valued at approximately $14.6 million, assumed mortgage debt of $32.7 million, initial capital improvement costs of $1.2 million, a fair value adjustment to debt of $0.6 million, and cash of $8.6 million. During the fourth quarter of 1999, Somerset had an average economic occupancy of 90.2% and average monthly revenue per apartment unit of $683.

     The Consulate. In July 1999, the Company acquired this 269-unit apartment property located in Washington, D.C., for a total capitalized cost of $32.7 million, consisting of assumed debt of $12.8 million, initial capital improvement costs of $0.5 million, and $19.4 million of cash. During the fourth quarter of 1999, The Consulate had an average economic occupancy of 97.1% and average monthly revenue per apartment unit of $1,221.

     Forte Towers. In November 1999, this 1,339-unit multifamily property located in Miami Beach, Florida, was acquired in a merger for consideration consisting of 694,586 shares of common stock valued at $23.6 million, assumed debt of $34.3 million, and cash funded primarily through the sale of 641,026 Series G Preferred Shares valued at $25 million, for a capitalized cost of $86.3 million. The Company plans to spend $25 to $30 million in renovations over the next two years to reposition this property.

     Ocean View at Aventura Beach ("Aventura"). In December 1999, the Company acquired this 1,199-unit multifamily property located at Aventura Beach in southeast Florida, for a total capitalized cost of $77.7 million, consisting of $56.7 million in proceeds from the sale of three of the Company's existing properties, with the balance drawn on the Company's line of credit.

     In January 2000, the Company acquired an additional 1,470-unit property in southeast Florida, Ocean View at Sunset Pointe ("Hollywood"). The total capitalized cost of $102.9 million consisted of $8 million in proceeds from the sale of one multifamily asset, with the balance drawn on the Company's line of credit. The Company plans to make additional investments over the next two years to reposition the Aventura and Hollywood properties. Although the Company is in the process of finalizing its redevelopment plans, management expects to spend a minimum of $25 million and may make additional investments depending upon the expected incremental return.

     Disposition Properties. During 1999, the Company sold six operating multifamily properties containing 1,855 apartment units, as further described below.

     In February 1999, the Company sold The Manor, a 435-unit property located
in suburban Maryland for $22.6 million.   The Company recognized a gain on the
sale of $1.9 million.

     In December 1999, the Company sold Potomac View (192 units), Suburban Towers (172 units), Windsor Towers (280 units), and Columbian-Stratford (227 units), all northern Virginia properties, as well as the Fort Chaplin property (549 units) located in Washington, D.C.. With the exception of Potomac View, all were disposed in an I.R.C. tax-deferred Section 1031 exchange, in connection with the Aventura and Hollywood purchases described above. Total combined proceeds from the sales were approximately $77.7 million, and the Company recognized a total gain of approximately $57.2 million.

     Development Properties. At December 31, 1999, the Company had three properties totaling 1,177 apartment units under construction, and had delivered all 564 units of another property, as further described below.

     Courthouse Place. In June 1999, the Company completed the construction of this 564-unit high-rise apartment property in Arlington, Virginia for a total capitalized cost of $68.9 million. During the fourth quarter of 1999, Courthouse Place had an average economic occupancy of 99.1% and average monthly revenue per apartment unit of approximately $1,395.

     One Superior Place. During 1997, the Company began construction on a 52-story, 809-unit high-rise apartment and commercial center in downtown Chicago. Initial delivery occurred in July 1999, and stabilization is expected in the second quarter of 2000. As of March 1, 2000, the property was 90% leased.

     Park Connecticut. During 1998, the Company began construction on a 142-unit high-rise apartment property in downtown Washington, D.C. The project delivered initial units in the first quarter of 2000 with stabilization expected in the third quarter of 2000.

     Alban Towers. In August 1999, the Company entered into an agreement with an affiliate of Starwood Capital Group to jointly purchase and redevelop Alban Towers, a historic landmark property in Washington, D.C. Estimated cost of the 226-unit project is $53.0 million with completion expected in mid-2001. Under the agreement, the Company has the right to acquire Starwood's interest for $100,000 at the end of five years from construction completion.

     As of March 1, 2000, the Company owned land for future development with a cost basis of $19.3 million.

     Joint Ventures. During 1999, the Company entered into three joint venture agreements, as further described below.

     Renaissance. In March 1999, the Company and J.P. Morgan Strategic Property Fund ("J.P. Morgan") formed a joint venture that acquired the Renaissance, a 330-unit multifamily property in Tysons Corner, Virginia, for approximately $37.0 million. The joint venture plans to invest an additional $2.0 million in initial capital improvements and has placed debt of $19.0 million on the property. The debt carries an interest rate of 6.48% and matures in February 2006. Ownership interests in the joint venture are held 75% by J.P. Morgan and 25% by the Company. The Company's initial equity contribution totaled $4.4 million consisting of 21,903 Operating Partnership units valued at $0.7 million and cash of $3.7 million.

     Springfield Station. In May 1999, the Company and J.P. Morgan formed a joint venture to own and operate the Company's recently developed 631-unit Springfield Station property. The Company sold a 52% interest in Springfield Station to J.P. Morgan and received proceeds of approximately $50.0 million from the transaction. The joint venture placed $37.0 million in debt financing on the property at 6.85% fixed interest, which matures on June 1, 2009. The Company provided a construction completion guarantee on the project as well as a payment guarantee of $14.1 million of debt. The guarantees were released on September 30, 1999. The Company recognized $4.6 million of the $5.2 million gain and will defer the balance until final costs have been determined.

     University Center. In May 1999, the Company and J.P. Morgan also formed a development joint venture to develop a new 630-unit multifamily property in Loudon County, Virginia at the western end of the Dulles Technology corridor. Ownership interests are held 60% by J.P. Morgan and 40% by the Company. The joint venture intends to place debt financing for 50% of the project's estimated $66.0 million development cost. Construction commenced during the third quarter of 1999 with final completion expected in 2001. The Company's initial equity contribution consisted of land acquired in 1998 for $5.4 million, less cash received of $3.0 million. The Company will provide development services and a construction completion guarantee to the venture. A Company affiliate will provide property management and marketing services.

     Other.   In March 1999, the Company acquired the land beneath its Crystal
Square property and the 5.1% net profit interest in its Crystal Plaza property. The purchase price of $10.0 million consisted of 32,258 Operating Partnership Units valued at $1.0 million and the assumption of debt, which was repaid with $9.0 million of cash drawn upon the line of credit. The transaction, which was completed concurrently with the purchase by Charles E. Smith Commercial Realty L.P. of commercial land and partnership interests, was reviewed and approved by the Company's independent directors.

     In July 1999, the Company acquired the land beneath its Orleans Village property at a cost of $0.4 million consisting of 7,797 Operating Partnership Units valued at $0.2 million and cash of $0.2 million.

Tax Status

     The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with its taxable year ended December 31, 1994. The Company believes that it qualifies for taxation as a REIT, in which case the Company generally will not be subject to federal income tax on income that it distributes to shareholders provided it distributes at least 95% of its REIT taxable income to its shareholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income. In addition, the Property Service Businesses, which do not qualify as REITs, are subject to federal, state, and local taxes on their net taxable income.

Financial Information

     For information relating to the Company's operating segments, please refer to Footnote 15 in the Financial Statements.

Executive Officers of the Company

     The following is a biographical summary of the experience of the executive officers of the Company:

     Robert H. Smith. Mr. Smith is Chairman of the Board of the Company, Co-Chairman of the Board of SMC and SRC, and Director of each of the Property Service Businesses. From 1962 to 1999, Mr. Smith was the President, Chief Executive Officer and a Director of Charles E. Smith Construction, Inc. and its predecessor companies, where he directed all phases of development and construction of the Smith Companies' office, retail and residential real estate projects. He is also Co-Chairman of the Board and a Director of Charles E. Smith Commercial Realty L.P. which together with its subsidiaries and affiliates is engaged in the ownership, operation, and management of commercial office buildings. Mr. Smith joined the Smith Companies in 1950. Mr. Smith is 71 years old and the brother-in-law of Robert P. Kogod.

     Robert P. Kogod. Mr. Kogod is Chairman of the Executive Committee of the Board of the Company, Co-Chairman of the Board of SMC and SRC, and Director of each of the Property Service Businesses. From 1994 to January 2000, Mr. Kogod was Co-Chief Executive Officer and Co-Chairman of the Board of the Company. From 1964 to 1997, Mr. Kogod was the President, Chief Executive Officer and a Director of Charles E. Smith Management, Inc., where he oversaw and directed all phases of the leasing and management of the Smith Companies' commercial real estate portfolio. He is also the Co-Chairman of the Board and a Director of Charles E. Smith Commercial Realty L.P., a successor to Charles E. Smith Management, Inc., and the owner, operator, and manager of commercial office buildings. Mr. Kogod joined the Smith Companies in 1959. Mr. Kogod is 68 years old and the brother-in-law of Robert H. Smith.

     Ernest A. Gerardi, Jr. Mr. Gerardi is President, Chief Executive Officer and a Director of the Company. Mr. Gerardi is also Chairman of the Board and Chief Executive Officer of CES, and President and Chief Executive Officer of SMC and SRC. In addition, he is a Director of each of the Property Service Businesses. From 1985 until 1994, Mr. Gerardi was a member of the Executive Committee of Charles E. Smith Management, Inc., where he had overall responsibility for all day-to-day business operations and long-range planning. From 1985 through 1993, he served as Executive Vice President and Senior Executive Vice President of Charles E. Smith Management, Inc. Prior to joining the Smith Companies in 1985, Mr. Gerardi was with Arthur Andersen and Co. where he served as senior partner in charge of the firm's accounting and financial practice for over 250 professionals in Washington, D.C. During his 27 years with Arthur Andersen, he specialized in management consultation and strategic planning. He is also a member of the American Institute of Certified Public Accountants and the D.C. Institute of Certified Public Accountants. Mr. Gerardi is 64 years old.

     Wesley D. Minami. Mr. Minami is Executive Vice President and Chief Financial Officer of the Company and Smith Realty Company, one of the Property Service Businesses, and is responsible for the Company's debt portfolio, corporate financial planning, and its treasury, accounting, controls and information systems departments. Prior to joining the Company in 1997, Mr. Minami was the Chief Financial Officer for Ascent Entertainment Company where he was responsible for an $86 million initial public offering spin-off of Ascent, which had been a wholly-owned subsidiary of Comsat Corporation. Formerly, he had served as the Treasurer of Comsat Corporation. From 1985 to 1993, Mr. Minami held several positions, including Senior Vice President, Chief Financial Officer at Oxford Realty Services Corporation which developed and managed a portfolio of over 45,000 apartment units. Mr. Minami is 43 years old.

     John T. Gray. Mr. Gray is Executive Vice President-Residential Management of the Company and Smith Realty Company, one of the Property Service Businesses. Prior to joining the Smith Companies in November 1998, he was President for two years of Walter V. Clark Associates, a human resources consulting firm. Prior to that, Mr. Gray was with Summit Properties, Inc. for ten years. As President of the Management Company, he was an active participant in Summit's initial public offering and had total responsibility for the residential portfolio of over 20,000 apartment units. Mr. Gray is responsible for the overall management, leasing and operation of Smith's multifamily portfolio. Mr. Gray is 44 years old.

     John W. Guinee. Mr. Guinee is Executive Vice President and Chief Investment Officer of the Company and Smith Realty Company, one of the Property Service Businesses, and is responsible for the acquisition and disposition efforts of the Company. Prior to joining the Company in 1997, Mr. Guinee was a Managing Director with LaSalle Advisors, where he headed an acquisitions group with an annual investment volume of $250-$300 million and led the REIT securities private placement effort. Additional responsibilities during his 12 years with LaSalle Advisors included asset management and investor relations. From 1982 through 1985, Mr. Guinee was a development manager with Gerald D. Hines Interests in San Francisco. Mr. Guinee is 44 years old.

     Alfred G. Neely. Mr. Neely is President-Development Division of the Company, responsible for the zoning, planning and development of all multifamily properties. Since joining Charles E. Smith Construction, Inc., in 1989 initially as a Senior Vice President and then as a Group Senior Vice President, Mr. Neely has been responsible for zoning, planning and development. Prior to joining the Smith Companies, Mr. Neely was Executive Vice President and Managing General Partner of the New Height Group, a real estate and development company in Denver, Colorado. During his ten years with this company, Mr. Neely was responsible for development and management of mixed-use properties. Mr. Neely is 54 years old.

     Matthew B. McCormick. Mr. McCormick is Senior Vice President-Residential Marketing of the Company and Smith Realty Company, one of the Property Service Businesses. Prior to January 1998, Mr. McCormick was the Senior Vice President and Department Head of the Retail Group, where he was responsible for retail property management and leasing, as well as outside retail brokerage services. Prior to joining the Smith Companies in 1988, Mr. McCormick was a retail specialist with the Washington, D.C. office of Coldwell Banker. Mr. McCormick is 39 years old.

     Robert D. Zimet. Mr. Zimet is Senior Vice President, General Counsel and Secretary of the Company and Smith Realty Company, one of the Property Service Businesses. He was the General Counsel and a Senior Vice President of Charles E. Smith Management, Inc., since joining the Smith Companies in 1983, and became a Group Senior Vice President in 1991. He continues in these capacities for Charles E. Smith Commercial Realty, Inc., a successor to Charles E. Smith Management, Inc., and the owner, operator, and manager of commercial office buildings. Mr. Zimet is responsible for the legal affairs of the Company and the Smith Companies, as well as supervision of the Human Resources and Office Services departments of Smith Realty Company. Mr. Zimet is 61 years old.

Item 2.   Properties

General

     The properties as of March 1, 2000 consist of the following:

                                                           Portfolio
                                      ---------------------------------------------------------
                                                                       Partially
                                       Core  Acquisition  Development  Owned      Retail  Total
                                       ----  -----------  -----------  ---------  ------  -----
Owned
-----
   Multifamily - operating               37           14            1          -       -     52
   Multifamily - under construction       -            -            3          -       -      3
   Retail                                 -            -            -          -       2      2

Partially Owned
---------------
   Multifamily - operating                -            -            -          3       -      3
   Multifamily - under construction       -            -            -          1       -      1
                                       ----         ----        -----      -----   -----   ----

Total                                    37           14            4          4       2     61
                                       ====         ====        =====      =====   =====   ====

     Twenty-three of the Multifamily properties and both Retail Properties were acquired in connection with the Formation Transactions. At March 1, 2000 the Company held a minority limited partnership interest in one other multifamily property in the Washington metropolitan area, acquired in the Formation Transactions and increased in a subsequent transaction.

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

Multifamily Properties

     The 51 operating Multifamily Properties owned as of December 31, 1999 contain a total of 23,681 apartment units, of which 66% are mid-rise or high-rise buildings, ranging in size from 115 to 1,339 apartment units. Six of the properties are located in the Chicago, Illinois metropolitan area, two are located in the Boston, Massachusetts metropolitan area, and two are located in southeast Florida with the balance in the Washington D.C. metropolitan area. All of the Multifamily Properties are 100% owned by the Company and its subsidiaries. In 1999, the average monthly rental revenue per core unit was $1,119 and the average economic occupancy was 97.5% for the

Core Residential Portfolio (Multifamily Properties owned as of December 31, 1997.) As of December 31, 1999, the average age of the operating Multifamily Properties, weighted by 1999 revenues, was 22 years.

     Each of the Multifamily Properties is established in its local market and provides residents with numerous amenities and services, which may include 24-hour desk service, swimming pools, tennis courts, exercise rooms and/or saunas, party or meeting rooms, tenant newsletters, and laundry facilities. Nearly all units are wired for cable television, and many units also offer additional features, such as washer/dryer, microwave, fireplace, and patio/balcony. The Company maintains an ongoing program of regular maintenance and capital improvements and renovations, including roof replacement and exterior maintenance, kitchen and bath renovations, balcony repairs, and replacements of various building systems.

     The following table sets forth certain additional information relating to the Multifamily Properties as of December 31, 1999 (in the following table, occupancy is based upon economic occupancy, which measures occupancy beginning on the rent commencement date; monthly revenue per unit is total property revenue divided by the number of apartment units; and certain data may be omitted for properties not operated by the Company for the entire year):

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
-------------------------------------------------------------------------------
                       Residential Portfolio Statistics
                     For the Year Ended December 31, 1999


                                                                             Monthly       %                       %
                                                     Average                  GOI      Change                   Change
                              Property    Apartment  Sq. Ft.     GOI         Per Unit   From      Occupancy       From
Property Type/Property Name     Type        Units    Per Unit    YTD 99      YTD 99     YTD 98      YTD 99       YTD 98
---------------------------     ----        -----    --------  ----------    -------   -------    ---------     -------
                                                               (in 000's)
CORE RESIDENTIAL PORTFOLIO

Washington, D.C.
   1841 Columbia Road        Mid-rise           115       634    $  1,439     $1,043        9.2%       99.4%        0.4%
   2501 Porter Street        High-rise          202       760       3,939      1,625       10.6%       99.2%        1.7%
   Albemarle                 High-rise          235     1,097       3,668      1,301        6.1%       97.4%       -1.5%
   Calvert-Woodley           High-rise          136     1,001       2,076      1,272        8.8%       98.9%       -0.1%
   Car Barn                  Garden             196     1,311       2,252        957        7.8%       99.0%        2.4%
   Cleveland House           High-rise          216       894       3,208      1,238        8.8%       98.2%       -1.0%
   Connecticut Heights       High-rise          519       536       5,968        958        7.8%       96.8%        1.2%
   Corcoran House            High-rise          138       464       1,492        901        8.3%       98.5%       -0.7%
   Statesman                 High-rise          281       593       2,910        863        8.2%       98.8%        1.1%
   Van Ness South            High-rise          625       956       8,905      1,187        7.1%       99.2%        0.5%
   The Kenmore               High-rise          376       725       3,726        826        9.2%       98.4%        0.6%
                                             ------     -----    --------     ------       ----        ----     -------
                                              3,039       806    $ 39,583     $1,085        8.1%       98.4%        0.5%


Northern Virginia
   Crystal City
   ------------
   The Bennington            High-rise          348       804       4,677      1,120        5.9%       97.2%        1.2%
   Crystal House I           High-rise          426       917       5,564      1,088        7.8%       98.1%        0.9%
   Crystal House II          High-rise          402       938       5,028      1,042        5.6%       98.2%        1.6%
   Crystal Square            High-rise          378     1,121       5,603      1,235        4.8%       99.0%        0.0%
   Crystal Place             High-rise          180       894       2,954      1,367        4.4%       97.2%       -0.5%
   Gateway Place             High-rise          162       826       3,290      1,693       -4.9%       87.2%       -7.5%
   Water Park Towers         High-rise          360       881       6,497      1,504        5.0%       94.9%        2.0%
   Crystal Plaza             High-rise          540     1,129       8,587      1,325        5.7%       99.2%        0.8%
   Crystal Towers            High-rise          912     1,107      13,333      1,218        7.0%       98.9%        1.4%
                                             ------     -----    --------     ------       ----        ----     -------
                                              3,708       998    $ 55,533     $1,248        5.3%       97.5%        0.6%

   Rosslyn/Ballston
   ----------------
   Courthouse Plaza          High-rise          396       772       6,487      1,365        5.3%       98.0%        1.1%
   Lincoln Towers            High-rise          714       879      11,762      1,373        7.8%       95.4%        1.9%
                                             ------     -----    --------     ------       ----        ----     -------
                                              1,110       841    $ 18,249     $1,370        6.9%       96.3%        1.6%


   Tysons/Dulles
   -------------
   Charter Oak               Garden             262     1,097       3,215      1,023        7.1%       97.4%        0.6%
   Oaks of Tysons            Garden             218       968       2,819      1,078        3.2%       96.0%       -1.2%
   Bedford Village           Garden             752     1,070       8,927        989        8.2%       97.3%        2.3%
   Patriot Village           Garden           1,065     1,162      12,299        962        5.2%       97.4%        0.8%
   Westerly at Worldgate     Garden             320       921       4,532      1,180        5.9%       97.6%        2.1%
                                             ------     -----    --------     ------       ----        ----     -------
                                              2,617     1,083    $ 31,792     $1,012        6.2%       97.3%        1.2%

   Other
   -----
   Arlington Overlook        Mid-rise           711       877       7,315        857        9.9%       96.8%        1.2%
   Berkeley                  Mid-rise           138       891       1,269        766        3.0%       96.8%       -0.6%
   Boulevard of Old Town     Garden             159       603       1,730        906       -2.9%       97.8%       -0.5%
   Columbia Crossing         Garden             247       976       3,569      1,204        7.4%       98.4%        2.6%
   Concord Village           Garden             531     1,025       5,526        867        5.7%       96.1%        0.7%
   Newport Village           Garden             937     1,115      10,771        958        5.1%       98.1%        1.0%
   Orleans Village           Garden             851     1,061       9,100        891        7.6%       97.4%        2.8%
   Skyline Towers            High-rise          940     1,221      11,764      1,043        5.6%       96.9%        1.4%
                                             ------     -----    --------     ------       ----        ----     -------
                                              4,514     1,046    $ 51,044     $  942        6.2%       97.3%        1.4%

Boston/Chicago
   2000 Commonwealth         High-rise          188       878       4,095      1,815       10.1%       97.9%        1.7%
   One East Delaware         High-rise          306       704       7,514      2,046        8.5%       97.9%       -0.1%
                                             ------     -----    --------     ------       ----        ----     -------
                                                494       770    $ 11,609     $1,958        9.1%       97.9%        0.7%
                                             ------     -----    --------     ------       ----        ----     -------
                                             15,482       970    $207,810     $1,119        6.5%       97.5%        1.0%
                                             ------     -----    --------     ------       ----        ----     -------

                                                                                          Monthly      %                    %
                                                                  Average                   GOI      Change               Change
                                         Property      Apartment  Sq. Ft.      GOI      Per Unit      From    Occupancy    From
Property Type/Property Name                Type          Units    Per Unit    YTD 99     YTD 99      YTD 98     YTD 99     YTD 98
---------------------------               -----        ---------  --------  ----------  ---------  ---------- -----------  -------
                                                                            (in 000's)
ACQUISITION PORTFOLIO
----------------------

  1998
  ----
  Tunlaw Gardens (Washington, DC)           Garden            167      850   $  1,709      $  853       NA          97.4%    NA
  Tunlaw Park (Washington, DC)              Mid-rise          120      856      1,674       1,162       NA          96.7%    NA
  Parc Vista (Crystal City, VA)             High-rise         299      770      5,226       1,456       NA          96.4%    NA
  McClurg Court (Chicago, IL)               High-rise       1,075      688     17,151       1,330       NA          95.4%    NA
  Cronin's Landing (Boston, MA)             Mid-rise          281    1,129      6,691       1,984       NA          96.7%    NA

  1999
  ----
  Buchanan House (Crystal City, VA)         High-rise         442    1,173      7,923          NA       NA            NA     NA
  Parkwest (Chicago, IL)                    High-rise         139      580      1,810          NA       NA            NA     NA
  Terrace (Chicago, IL)                     Garden            427      839      3,911          NA       NA            NA     NA
  The Consulate (Washington, DC)            High-rise         269      827      1,789          NA       NA            NA     NA
  Countryside (Chicago, IL)                 Garden            720      864      3,883          NA       NA            NA     NA
  Somerset (Chicago, IL)                    Garden          1,158      575      4,772          NA       NA            NA     NA
  Forte Towers (S.E. Florida)               High-rise       1,339      742      1,891          NA       NA            NA     NA
  Ocean View at Aventura (S.E. Florida)     High-rise       1,199    1,045        358          NA       NA            NA     NA
                                                            -----    -----   --------
                                                            7,635      818   $ 58,788



DEVELOPMENT PORTFOLIO
---------------------

  Courthouse Place (Rosslyn/Ballston, VA)   High-rise         564      849      6,420          NA       NA            NA     NA
  One Superior Place (Chicago, IL)          High-rise         809       NA      3,063          NA       NA            NA     NA
  Park Connecticut (Washington, DC)         High-rise         142       NA         NA          NA       NA            NA     NA
  Alban Towers (Washington, DC)             Mid-rise          226       NA         NA          NA       NA            NA     NA
                                                           ------            --------
                                                            1,741            $  9,483

ALL RESIDENTIAL PROPERTIES                                 24,858            $276,081          NA       NA            NA     NA
--------------------------                                 ======            ========


PARTIALLY-OWNED PORTFOLIO
-------------------------

  Renaissance (25% owned)                   High-rise         330      984   $  3,805          NA       NA            NA     NA
  Springfield Station (48% owned)           Garden/Mid-rise   631      909      4,964          NA       NA            NA     NA
  Brandywine (25% owned)                    High-rise         306    1,005      4,628          NA       NA            NA     NA
  University Center/(1)/ (40% owned)        Garden            630       NA         NA          NA       NA            NA     NA
                                                            -----            --------

                                                            1,897            $ 13,397
                                                            =====            ========

/(1)/  Property is currently under construction.

     The following table sets forth the total number of apartment units in the Core Residential Portfolio, the economic occupancy, and the average monthly rental revenue per unit as of the end of 1999 and in each of the previous three years:

Core Multifamily Properties

                                                         Average Monthly
Year                Number of Units  Percent Occupied*   Revenue Per Unit
----               ----------------  -----------------   ----------------

1999                    15,482             97.5%              $1,119
1998                    14,301             96.6%              $  970
1997                    14,198             96.4%              $  901
1996                    12,462             97.0%              $  883

* Based on economic occupancy

Retail Properties

     The Company's two Retail Properties, Skyline Mall and Worldgate Centre, are enclosed malls containing a total of approximately 436,000 square feet of retail space.

     Worldgate Centre. Worldgate Centre is a community retail center located in Herndon, Virginia. Developed by the Smith Companies in 1991, it is a part of a mixed-use development which includes the 320-unit Multifamily Property which the Company constructed in 1995. The Property contains the 108,670 square foot Worldgate Athletic Club, a Loew's Cinema, and a mix of approximately 40 other food service, fashion and specialty retailers and various business and general service tenants. Worldgate Centre has 230,926 square feet of leasable area and had an average occupancy rate of 98.5% during 1999. Approximately 18% of the leases, based on net rentable area, are scheduled to expire prior to December 31, 2004.

     Skyline Mall. Skyline Mall is a two-level, enclosed community retail center located on Route 7 in Northern Virginia, at the intersection of Fairfax County, Arlington County, and the City of Alexandria, Virginia. Originally developed by the Smith Companies in 1977, it is part of a mixed-use community which also includes over two million square feet of office space and over 3,300 high-rise condominium and apartment units (including Skyline Towers, a 940-unit Multifamily Property owned by the Company), all within walking distance. The Property has 204,914 square feet of leasable area and had an average occupancy rate of 97.7% in 1999. It contains the 79,920 square foot Skyline Racquet and Health Club, an AMC Cinema, and approximately 40 other stores, including restaurants, fashion and specialty retailers, and various business and general services. Approximately 18% of the leases, based on net rentable area, are scheduled to expire prior to December 31, 2004.

     The following table sets forth certain additional information relating to the Retail Properties as of December 31, 1999:

Retail Properties

                                               Gross                             Average        Average
                                              Leasable              Average     Base Rent      Gross Rent
Property                             Year       Area     Number of  % Leased     Per SF          Per SF
Name                Location      Completed     (SF)      Stores      1999        Leased         Leased
-----------      ---------------  ---------  ----------  ---------  ---------   ----------     ----------
Skyline Mall     Fairfax Co., VA       1977    204,914          40       97.7%      $13.18         $16.94

Worldgate
Centre           Herndon, VA           1991    230,926          40       98.5%      $20.54         $27.00
                                               -------                   ----       ------         ------

                                               435,840                   98.1%      $17.10         $22.29
                                               =======                   ====       ======         ======

Property Markets

     The Company believes that economic trends and market conditions in the locations where the Company operates - Washington, D.C., Northern Virginia, Chicago, Boston, and southeast Florida - indicate an excellent potential for continued high occupancy and rental rate growth in the year 2000 and beyond. These markets have all experienced positive employment growth in 1999, as shown in the table below, and are projected to be among the top U.S. markets in total employment growth over the period 1993 to 2005, according to projections prepared by the U.S. Dept. of Commerce, Bureau of Economic Analysis and released in mid-1996.

Employment Growth - 1999

                                  Employment       % Employment
Market                         Increase - 1999        Increase
------                         ---------------     ------------

Washington D.C. MSA                     75,800          3.0%
    - Northern Virginia                 45,400          4.4%
Chicago - MSA                           53,900          1.3%
Boston - MSA                            34,900          1.8%
Southeast Florida                       50,700          2.5%
   - Miami/Dade                         16,400          1.7%
   - Ft. Lauderdale/Broward             19,400          3.0%
USA Average                                  -          2.2%

Source: U.S. Department of Commerce, Bureau of Labor Statistics

     In the Washington D.C. metropolitan area, which is the sector where the majority (68%) of the Company Properties are located, employment and population growth in recent years has been strong, particularly in the Northern Virginia segment of the metropolitan area (53% of the Company's portfolio). The growth in Northern Virginia is substantially attributable to continuing strong growth in the technology sector, particularly the information technology and telecommunications segments. The Company believes that this trend will continue due to the concentration of technology firms in Northern Virginia and the growth outlook for the information technology and telecommunications industries. The outlook for the District of Columbia economy improved significantly in 1999 due to the return to positive employment growth, and the growing urban living trend in the United States.

     Demand for multifamily rental apartments continues to be strong in all of the Company's markets as evidenced by high occupancy and rent growth rates. surveys of comparable investment grade apartment properties are conducted in each of these markets annually by REIS, Inc. The results of these surveys are shown in the following tables:

Apartment Occupancy and Rental Rate Growth for Smith Residential Markets

Metro area market                               Occupancy            % Rental Rate Growth
------------------                           ---------------         ---------------------
                                             1998       1999         1998             1999
                                             ----       ----         ----             ----
Washington D.C. area
 - Northern Virginia                        96.6%       98.7%        3.5%              9.1%
 - Washington D.C.                          97.0%       98.4%        4.7%             10.6%

Chicago                                     97.3%       97.6%        3.0%              3.5%
 - Downtown                                 97.2%       97.5%        7.0%              6.3%

Boston                                      98.0%       98.7%        6.7%             11.2%
 - Downtown                                 98.6%       98.0%        9.1%              8.6%

Southeast Florida
 - Miami/Dade                               95.2%       96.6%        2.7%              6.2%
 - Fort Lauderdale                          96.1%       96.7%        3.6%              1.3%

--------------------------
Source: REIS, Inc., February 2000.

     The supply of new rental apartment properties in the Company's markets has not exceeded demand in recent years, particularly in the more desirable urban submarkets where the Company concentrates its focus. In the Washington metro area the supply of new multifamily properties has been increasing over the past several years and is likely to continue to do so based on multifamily permits data compiled by the U.S. Census Bureau. These data show that the number of multifamily permits issued in the area were, 9,266 in 1999, and 8,703 in 1998, however these data include both for-sale condominium and rental apartment properties. These levels remain below the peak of over 13,000 in 1987. Most of the new supply of rental apartments is occurring in the outer suburban areas and does not compete directly with the majority of the Company's properties, which are predominantly in the urban submarkets within Interstate 495, the Capital Beltway. Downtown Chicago has actually experienced a net decrease in higher end rental apartments in recent years due to condominium conversions, and there are less than 1,000 units of new rental apartments currently under construction in the downtown area. In downtown Boston, there has not been any significant apartment construction in over 15 years and there is none currently underway.

     Overall, the Company believes that the anticipated increases in employment and population projected for the Northern Virginia, Washington D.C., Chicago, Boston and southeast Florida markets, together with limited increases in supply of new rental units in locations competitive with the Company's properties, will result in the Company's multifamily rental submarkets remaining in a strong occupancy position.

Mortgage Financing

     As of December 31, 1999, 35 of the 56 owned Properties were subject to Mortgage Loans aggregating approximately $817,278,000. The Mortgage Loans are collateralized by first lien mortgages or deeds of trust on Properties organized into three pools ("Mortgage Pool Three," "FNMA" and "Prudential" as shown in the chart below) and seventeen individual loans (the "Individual Mortgages"). The Mortgage Loans bear interest at a weighted average interest rate of 7.18% at December 31, 1999. The Properties collateralizing each Mortgage Loan, the outstanding principal balances as of December 31, 1999, the applicable interest rates, and the maturity dates for each Mortgage Loan are set forth in the chart below.

                                                                  12/31/99
  Mortgage Pool/                                                 Outstanding      Interest           Maturity
  Collateral                    Location                         Principal          Rate                Date
------------------------------------------------------------------------------------------------------------------------
                                                                  (000's)
  FNMA                                                            $ 140,000         6.75%          October 30, 2013 (8)
  ----
                                                                     29,507         6.85%          June 1, 2007 (8)
   Bedford Village              Fairfax County, Virginia
   Car Barn                     Washington, D.C.
   Concord Village              Arlington, Virginia
   Crystal Place                Arlington, Virginia
   Crystal Square               Arlington, Virginia
   Arlington Overlook           Arlington, Virginia
   Newport III (1)              Alexandria, Virginia
   Orleans Village              Fairfax County, Virginia
   Ocean View at Aventura       Aventura, Florida

  Mortgage Pool Three                                               116,034         7.99%          June 30, 2009 (3)
  -------------------
   Berkeley                     Arlington, Virginia
   Calvert Woodley              Washington, D.C.
   Cleveland House              Washington, D.C.
   Columbia Crossing            Arlington, Virginia
   Courthouse Plaza             Arlington, Virginia
   Gateway Place                Arlington, Virginia
   Newport I/II (1)             Alexandria, Virginia
   Skyline Mall                 Fairfax County, Virginia
   2501 Porter Street           Washington, D.C.

  Prudential                                                         53,000         6.88%          June 5, 2008 (2)
  ----------
   Waterpark                    Arlington, Virginia
   Parc Vista                   Arlington, Virginia

  Northwestern Mutual                                                29,720         7.27%          July 1, 2004
  -------------------
   Charter Oaks                 Reston, Virginia
   Oaks of Tysons               Tysons Corner, Virginia

  Individual Mortgages
  --------------------
   1841 Columbia Road           Washington, D.C.                      3,900         7.34%          September 1, 2006 (2)
   Crystal Towers               Arlington, Virginia                  43,746         7.16%          January 1, 2006 (6)
   2000 Commonwealth            Boston, Massachusetts                17,100         6.30%          December 3, 2006 (2)
   Connecticut Heights          Washington, D.C.                     20,000         7.10%          March 18, 2008 (2)
   Cronin's Landing             Boston, Massachusetts                32,494         6.90%          March 1, 2009 (7)
   Patriot Village              Fairfax County, Virginia             31,096         8.24%          August 1, 2009 (4)
   Crystal Plaza                Arlington, Virginia                  33,232         6.86%          November 1, 2009 (6)
   Crystal House I / II         Arlington, Virginia                  38,250         6.29%          December 30, 2010 (5)
   Skyline Towers               Fairfax County, Virginia             49,300         6.45%          December 10, 2010 (5)
   The Bennington               Arlington, Virginia                  12,210         7.50%          October 1, 2020 (7)
   Consulate                    Washington, D.C.                     12,606         7.38%          April 1, 2001 (7)
   Forte Towers                 Southeast Florida                    34,288         8.65%          July 10, 2001 (6)
   Countryside                  Palatine, Illinois                   28,000         7.23%          July 1, 2006 (2)
   Somerset                     Glendale Heights, Illinois           32,915         8.31%          February 1, 2007 (6)
   Parkwest                     Chicago, Illinois                     6,280         6.50%          April 1, 2007 (6)
   Terrace                      Chicago, Illinois                    15,600         6.64%          April 1, 2007 (2)
   Buchanan House               Arlington, Virginia                  38,000         6.67%          February 1, 2011 (9)
                                                                  ---------         ----
                                                                  $ 817,278         7.18%
                                                                  =========         ====

________________________________________________________________________________

   (1) Operated as a single property, but                        (6) Thirty-year amortization.
       divided for collateralization purposes.                   (7) Twenty-five year amortization.
   (2) Interest only.                                            (8) Thirty-year amortization begins in December 2003.
   (3) Twenty-five year amortization begins June 30, 1999.       (9) Thirty-year amortization begins in May 2009.
   (4) Thirty-year amortization begins in August 2004.
   (5) Thirty-year amortization begins in December 2008.

    The loan secured by Mortgage Pool Three was interest only through June 30, 1999, at which time amortization began using a 25-year amortization schedule with a balloon payment at maturity. In addition, any prepayment on this loan would be subject to a yield maintenance premium. The loan is cross-collateralized with the $29.7 million mortgage from the same lender.

    During 1999, the Company closed on a $269.5 million standby credit facility with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was made during 1998 for $140 million at 6.75% for fifteen years. A second draw was made in May 1999 for $29.5 million at 6.845% for eight years. Terms and rates of subsequent draws on this facility will be determined at the time of the draw.

    The Individual Mortgages relate to debt secured by individual Multifamily Properties. The loans require monthly payments of interest and, in certain cases, principal. The loan secured by Patriot Village was refinanced in September 1996 and was obtained jointly with a ground lessor, with a portion of the principal allocated to each of them. The ground lessor has been allocated $9.9 million of the refinanced loan (of the total of $41.0 million outstanding as of December 31, 1999), for which the Operating Partnership is contingently liable. The loan requires the payment of interest only through August 2004, at which time amortization begins using a 30-year amortization schedule with a balloon payment due in August 2009. The Company remits full debt service to the lender and reduces its ground rent payment by the corresponding amount of debt service relating to the principal assigned to the ground lessor.

Lines of Credit

    The Company has two unsecured lines of credit - a $100 million line and a $185 million line - with PNC Bank, Bank of America, and U.S. Bank, as agents on both lines, which mature in March 2001. Draws upon the lines are subject to certain unencumbered asset requirements and bear interest at a selected London Interbank Offer Rate (LIBOR) plus 75 to 120 basis points based on the leverage ratio of the Company. As of December 31, 1999, the weighted average interest rate on outstanding draws was 7.38%. If the Company receives an investment grade rating on its unsecured debt, the interest rate will decrease to 60 to 90 basis points over LIBOR based on the rating. The Company pays a fee of 20 basis points on the full amount available under the lines of credit. The line of credit agreements contain certain restrictive covenants, including maintenance of minimum equity value, debt to equity ratios and debt service coverage requirements. The maximum amounts outstanding during 1999 and 1998 were $123.0 million and $251.5 million, respectively.

    The Company's $83 million Northwestern Mutual acquisition credit facility expired in 1999. Debt outstanding of $29.7 million at December 31, 1999, bears interest at a weighted-average fixed rate of 7.27%, is collateralized by two Properties, and is partially guaranteed by the Company.

Construction Loans

    During 1998, the Company obtained a $90 million, variable rate, secured construction loan in connection with the development of One Superior Place in Chicago, Illinois, with an interest rate of LIBOR plus 112.5 basis points (weighted average rate of 6.51% at December 31, 1999). The Company makes monthly payments of interest only with the balance due July 1, 2001. At the Company's option, maturity may be extended for two one-year periods based on certain conditions. The loan is collateralized by the property and is recourse to the Operating Partnership. The loan balance at December 31, 1999, was $78.0 million.

    During 1999, the Company obtained a $32.5 million loan in connection with the development of Alban Towers in Washington, D.C., with an interest rate of LIBOR plus 150 basis points (weighted average rate of 7.31% at December 31, 1999). The Company makes monthly payments of interest only with the balance due February 5, 2002. The loan is collateralized by the property. The loan balance at December 31, 1999, was $2.0 million.

    In September 1999 the Company paid off a variable rate, unsecured construction loan of $41.9 million used to finance the construction of Courthouse Place.


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


Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

                                    Part II


Item 5.  Market for Registrant's Common Equity and Related Shareholder
         Matters.

     The Company's shares of Common Stock have been listed on the New York Stock Exchange ("NYSE") since June 24, 1994, trading under the symbol "SRW". Prior to that date, the Company's shares of Common Stock were not publicly traded.

     In July 1999, the Company entered into a purchase agreement with Security Capital Preferred Growth, Inc. ("Security Capital") for 684,931 shares of Series E Cumulative Convertible Redeemable Preferred Shares ("Series E Preferred Shares"), $0.01 par value, at $36.50 per share for a total of $25.0 million, less $0.9 million of offering costs. The Series E Preferred Shares were issued on July 13, 1999. The Company also entered into purchase agreements with Security Capital for 666,667 shares of Series F Cumulative Convertible Redeemable Preferred Shares ("Series F Preferred Shares"), $0.01 par value, at $37.50 and 641,026 shares of Series G Cumulative Convertible Redeemable Preferred Shares ("Series G Preferred Shares"), $0.01 par value, at $39.00. The Series F Preferred Shares were issued on October 1, 1999 for $25.0 million, less $0.6 million of offering costs, and the Series G Preferred Shares were issued on November 5, 1999 for $25.0 million, less $0.4 million of offering costs. The dividend yield to be paid on these preferred shares will be 7.75% in the first year following their issuance, 8.25% in year two and 8.5% in year three and thereafter, with a minimum payment equivalent to the dividend rate paid on the Company's common shares. Conversion to common stock is on a one-for-one basis with call protection varying by series between three and six years.

     In September 1999, the Company issued 2,200,000 shares of Series H Cumulative Convertible Redeemable Preferred Shares ("Series H Preferred Shares"), $0.01 par value, for $53.5 million, net of offering costs of $1.5 million. The Series H Preferred Shares have a liquidation preference of $25 per share and a five-year non-call provision. Dividends are payable quarterly at the greater of 8.125% of the liquidation preference or the dividend declared on the number of shares of common stock of the Company into which a Series H Preferred Share is convertible. The holders of the Series H Preferred Shares have the right, at any time, to convert such shares to shares of common stock at a conversion price of $38.50 (equivalent to a conversion rate of approximately
0.65 shares of common stock for each Series H Preferred Share). Simultaneously with the above, the Operating Partnership issued 1.8 million Series H Cumulative Convertible Redeemable Preferred Units ("Series H Preferred Units") for $43.7 million, net of offering costs of $1.3 million. The Series H Preferred Units have terms similar to the Series H Preferred Shares.

     In November 1999, the Company issued 694,586 shares of common stock in a merger transaction with the owner of several Florida properties. Each share was valued at $34.00 in this transaction.

     In December 1999, the Company issued 200,000 shares of common stock valued at $35.00 per share under an agreement with Consolidated Engineering Services, Inc. Consolidated

Engineering distributed the shares to partially fund its $23 million acquisition of New England Mechanical Services, Inc.

     The following table sets forth the high and low closing sale prices for the shares of Common Stock for the periods indicated as reported by the New York Stock Exchange Composite Tape, and the dividends paid by the Company with respect to each such period:


                                                            Dividend
Period                                    High      Low     Per Share
------                                   -------  -------   ---------

January 1, 1998, to March 31, 1998       $35.625  $29.750   $0.520
April 1, 1998, to June 30, 1998          $33.500  $31.000   $0.520
July 1, 1998, to September 30, 1998      $33.938  $29.125   $0.535
October 1, 1998, to December 31, 1998    $32.125  $28.500   $0.535

January 1, 1999, to March 31, 1999       $31.438  $28.125   $0.535
April 1, 1999, to June 30, 1999          $35.750  $29.938   $0.535
July 1, 1999, to September 30, 1999      $35.688  $33.063   $0.550
October 1, 1999, to December 31, 1999    $35.375  $31.500   $0.550


On March 1, 2000, the last reported sale price of the shares of Common Stock on the NYSE was $35.00.
On March 1, 2000, the Company had approximately 500 shareholders of record.


Item 6.   Selected Financial Data.

     The following table sets forth selected historical financial and operating information for the Company (as hereinafter defined in the Notes to Consolidated Financial Statements). The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1999, 1998, 1997, 1996, and 1995 have been derived from the financial statements of the Company which have been audited by Arthur Andersen LLP, independent accountants.

Charles E. Smith Residential Realty, Inc.
Selected Financial Data

                                                                                          Year Ended December 31,
                                                                   -----------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)                          1999       1998 (1)     1997 (1)     1996 (1)    1995 (1)
------------------------------------------------------------------------------------------------------------------------------------
OPERATING DATA
 Rental properties
    Revenues                                                       $  301,233   $  250,067   $  199,944   $  163,939   $  143,454
    Expenses                                                          152,856      130,449      104,333       89,136       78,504
 Equity in income of Property Service Businesses                        6,542        8,433        7,597        7,846        6,868
 Corporate general & administrative expenses                            9,607        8,947        6,563        5,255        4,768
 Interest income                                                        1,539        1,257        1,063        1,029        1,424
 Interest expense                                                      57,094       47,334       45,411       43,606       37,421
 Income before gain on sale, loss on unused treasury
 lock, and extraordinary item                                          90,501       73,027       52,297       34,817       31,053
 Net income of the Operating Partnership                              153,814       69,870       52,210       34,817       31,053
 Net income attributable to common shareholders (2)                    82,237       30,407       24,712       10,977        7,529

 Earnings per common share - basic
    Before extraordinary item                                      $     4.25   $     2.40   $     1.87   $     1.11   $     0.81
    Extraordinary item                                                  (0.01)       (0.54)           -            -            -
                                                                   ----------   ----------   ----------   ----------   ----------
                                                                   $     4.24   $     1.86   $     1.87   $     1.11   $     0.81
                                                                   ==========   ==========   ==========   ==========   ==========
 Earnings per common share - diluted
    Before extraordinary item                                      $     4.05   $     2.39   $     1.86   $     1.11   $     0.81
    Extraordinary item                                                  (0.01)       (0.54)           -            -            -
                                                                  -----------   ----------   ----------   ----------   ----------
                                                                  $      4.04   $     1.85   $     1.86   $     1.11   $     0.81
                                                                  ===========   ==========   ==========   ==========   ==========
OTHER DATA

 Funds from Operations (3):
    Net income of the Operating Partnership                       $   153,814   $   69,870   $   52,210   $   34,817   $   31,053
    Less: Preferred dividends                                          (8,093)      (3,647)           -            -            -
          Gain on property sales                                      (63,673)     (18,150)           -            -            -
          Gain on sale - Property Service Businesses                     (802)           -            -            -            -
    Plus: Depreciation and amortization of rental property             33,906       28,958       20,666       17,931       16,258
          Depreciation from unconsolidated joint ventures                 570            -            -            -            -
          Amortization of goodwill                                        430          250            -            -            -
          Loss on unused treasury lock                                      -        4,923            -            -            -
          Extraordinary item - loss on extinguishment of debt             360       16,384           87            -            -
                                                                  ---------------------------------------------------------------

    Funds from Operations of the Operating Partnership            $   116,512   $   98,588   $   72,963    $  52,748   $   47,311
                                                                  ===============================================================

    Funds from Operations attributable to shareholders (4)        $    72,464   $   58,034   $   37,164    $  23,869   $   20,391

 Net cash flows provided by (used in):
    Operating activities                                          $   141,185   $  118,566   $   75,223    $  50,958   $   54,283
    Investing activities                                             (298,490)    (289,995)    (196,924)     (72,742)     (68,495)
    Financing activities                                              167,862      171,429      117,803       16,204        5,340


 Cash dividends per share                                         $     2.155   $    2.095   $    2.035    $   1.975   $    1.915

 Average residential occupancy rate (5)                                  97.5%        96.6%        96.4%        97.0%        97.2%
 Number of apartment units - core portfolio (6)                        15,482       14,301       14,198       12,462       11,834
 Number of apartment units - total portfolio                           23,681       19,279       18,236       15,200       14,198

BALANCE SHEET DATA
 Rental properties, net (7)                                       $ 1,539,042   $1,093,963   $  804,323    $ 470,093   $  414,490
 Total assets                                                       1,704,778    1,185,399      865,506      522,211      469,322
 Total mortgage loans and notes payable (8)                           969,323      790,579      610,971      546,544      483,177
 Shareholders' equity (deficit) (7)                                   481,364      264,977      158,314      (37,379)     (31,623)

                     FOOTNOTES TO SELECTED FINANCIAL DATA

1. Certain reclassifications have been made to conform to the current year's presentation.

2. Reflects the Company's pro rata share of net income attributable to all shareholders of 61.9% in 1999, 58.9% in 1998, 50.9% in 1997, 45.3% in
     1996, and 43.1% in 1995, less preferred dividends and distributions in excess of earnings allocated to Minority Interest.

3. Funds from Operations (FFO) is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss), computed in accordance with Generally Accepted Accounting Principles (GAAP) excluding gains (or losses) from debt restructuring and other non-recurring items, plus depreciation/amortization of assets unique to the real estate industry. FFO does not represent cash flow from operating activities in accordance with GAAP (which, unlike Funds from Operations, generally reflects all cash effects of transactions in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

4. Reflects the Company's pro rata share of 62.2% in 1999, 58.9% in 1998, 50.9% in 1997, 45.3% in 1996, and 43.1% in 1995.

5. Average occupancy is defined as gross potential rent for the core portfolio less vacancy allowance divided by gross potential rent for the period, expressed as a percentage.

6. Core portfolio represents properties owned or stabilized by the Company as of December 31 two years prior to the current reporting date.

7. At the formation of the Company, all rental properties were recorded at predecessor partners' historical cost basis which is significantly less than current value and, therefore, results in dilution of shareholders' book value.

8.   Represents mortgage loans, lines of credit and construction loans.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   BACKGROUND

          The following discussion compares historical results of operations for the years ended December 31, 1999 and 1998 as well as the years ended December 31, 1998 and 1997. The discussion should be read in conjunction with the "Selected Financial Data," and the financial statements and notes thereto included elsewhere in this annual report.

   THE COMPANY

        Charles E. Smith Residential Realty, Inc. is a public equity real estate investment trust ("REIT") that is engaged primarily in the acquisition, development, management and operation of multifamily properties. Together with its subsidiaries, the Company is a fully integrated real estate organization with in-house acquisition, development, financing, marketing, leasing and property management expertise. The Company is structured as an umbrella partnership REIT, under which all property ownership and business operations are conducted through Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiaries. The Company is the sole general partner of the Operating Partnership.

        On June 30, 1994, the Company raised net equity of approximately $201.4 million through an initial public offering and a private placement (the "Offerings") of approximately 9.0 million common shares. The Company used the proceeds to purchase a proportionate limited partnership interest in the Operating Partnership, which is the successor entity of the CES Group. Simultaneous with the Offerings, the Operating Partnership exchanged 12.1 million units of limited partnership interest for the CES Group properties and, through financing partnerships, issued mortgage debt.

        As of December 31, 1999, the Company, through the Operating Partnership and its subsidiaries, owned 51 operating multifamily properties, two multifamily properties under construction, substantially all of the economic interest in one multifamily property under construction, and two retail
   shopping centers (collectively, the "Properties").   Six of the properties
   are located in the Chicago, Illinois metropolitan area, two are located in the Boston, Massachusetts metropolitan area, and two are located in southeast Florida. All other properties are located in the Washington, D.C. metropolitan area. The Company also had partial interests in three operating multifamily properties and one property under construction. In addition, the Company had contingent agreements to purchase four additional to-be-constructed multifamily properties.

          The operating multifamily properties consist of the following:

                                                  Number of
                                          ------------------------
                      Type                Properties         Units
                 --------------------     ----------         -----

                 Core Portfolio
                    High-Rise/Mid-Rise       26               9,944
                    Garden                   11               5,538
                                             --              ------
                                             37              15,482
                                             --              ------
                 Acquisition Portfolio
                    High-Rise/Mid-Rise        9               5,163
                    Garden                    4               2,472
                                             --              ------
                                             13               7,635
                                             --              ------
                 Development Portfolio
                    High-Rise/Mid-Rise        1                 564
                                             --              ------

                                             51              23,681
                                             ==              ======

          The Company's two free standing retail properties are enclosed malls containing a total of approximately 436,000 square feet of retail space.

          Additionally, the Operating Partnership owned substantially all the equity in the following entities, (collectively, the "Property Service Businesses") which provide various services to the owned Properties, essentially at cost (including overhead), and for a fee to other properties including commercial office partnerships which have as the general partners, Robert H. Smith, Chairman of the Board, and Robert P. Kogod, Chairman of the Executive Committee of the Board ("Affiliates"):

          . Smith Realty Company ("SRC") provides property management and leasing services to multifamily properties. It also assists in the development and acquisition of additional multifamily properties, provides insurance services and furnished corporate apartments directly or through subsidiary corporations, and provides other corporate services. In August 1999, SRC sold its retail management business to Charles E. Smith Commercial Realty L.P. ("CESCR"), an affiliate of Messrs. Smith and Kogod.

          . Smith Management Construction, Inc. ("SMC") provides construction and project management services for capital improvement and tenant renovation projects of office, retail and residential properties.

          . Consolidated Engineering Services, Inc. ("CES"), Combustioneer Corporation and their affiliates provide on-site facilities management and maintenance, automated environmental monitoring and control, engineering consulting, and mechanical and electrical repair and installation.

RENTAL PROPERTIES

     Revenue, expenses and income from the multifamily and retail properties were as follows (in thousands):

                                             Year Ended December 31,
                                        ----------------------------------
                                             1999    1998/(2)/    1997/(2)/
                                             ----    ----         ----
Multifamily Properties - Core/(1)/
  Revenues                              $ 207,810    $ 195,082    $ 167,109
  Expenses                                (78,654)     (76,380)     (68,028)
                                        ---------    ---------    ---------
  Income before depreciation            $ 129,156    $ 118,702    $  99,081
                                        =========    =========    =========
Multifamily Properties -
 Acquisitions/Dispositions
  Revenues                              $  72,468    $  43,738    $  22,793
  Expenses                                (31,741)     (20,607)     (11,972)
                                        ---------    ---------    ---------
  Income before depreciation            $  40,727    $  23,131    $  10,821
                                        =========    =========    =========
Multifamily Properties - Development
  Revenues                              $  10,975    $   1,258    $       -
  Expenses                                 (5,187)      (1,300)         (97)
                                        ---------    ---------    ---------
  Income before depreciation            $   5,788    $     (42)   $     (97)
                                        =========    =========    =========
Retail Properties
  Revenues                              $   9,980    $   9,989    $  10,042
  Expenses                                 (3,368)      (3,204)      (3,570)
                                        ---------    ---------    ---------
  Income before depreciation            $   6,612    $   6,785    $   6,472
                                        =========    =========    =========
Total Rental Properties
  Revenues                              $ 301,233    $ 250,067    $ 199,944
  Expenses                               (118,950)    (101,491)     (83,667)
  Depreciation                            (33,906)     (28,958)     (20,666)
                                        ---------    ---------    ---------
Income from Rental Properties           $ 148,377    $ 119,618    $  95,611
                                        =========    =========    =========

/(1)/ "Core" represents properties owned as of December 31, 1997.
/(2)/ Certain prior year balances have been reclassified to conform with current year presentation.


Occupancy Rates

     Average occupancy of the Company's core multifamily properties in the Washington, D.C. metropolitan area, where approximately 68% of the Company's portfolio is located, is consistent with the area's market-wide average occupancy, based on annual surveys of approximately 80% of comparable investment grade apartment properties conducted by REIS, Inc. as follows:

                              Occupancy Percent
                     -----------------------------------
                     Company        Washington D.C. Area
                     -------        --------------------

   1999               97.5%                  98.4%
   1998               96.6%                  97.0%
   1997               96.4%                  96.4%

     It is important to note that market data from REIS, Inc. is determined on a physical occupancy basis, whereas the Company's occupancy data is calculated on an economic basis. Physical occupancy data commonly yields a slightly higher percentage than economic occupancy because apartment units are considered physically rented when a rental applicant's deposit is received, a point in time generally prior to the actual rent commencement date used in computing economic occupancy.

Rental Revenue

     Average revenue per apartment unit for the Company's core multifamily properties increased approximately 6.5% in 1999 as compared with 1998, and 4.8% in 1998 (based on properties owned as of December 31, 1996) as compared with 1997.

     A schedule of portfolio statistics follows:

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
--------------------------------------------------------------------------------
                       Residential Portfolio Statistics
                     For the Year Ended December 31, 1999

                                                                            Monthly       %                       %
                                                     Average                  GOI       Change                  Change
                              Property    Apartment  Sq. Ft.       GOI      Per Unit     From     Occupancy      From
Property Type/Property Name     Type        Units    Per Unit    YTD 99      YTD 99     YTD 98      YTD 99      YTD 98
---------------------------     ----        -----    --------  ----------    ------     ------      ------      ------
                                                               (in 000's)
CORE RESIDENTIAL PORTFOLIO

Washington, D.C.
 1841 Columbia Road          Mid-rise           115       634    $  1,439     $1,043        9.2%       99.4%        0.4%
 2501 Porter Street          High-rise          202       760       3,939      1,625       10.6%       99.2%        1.7%
 Albemarle                   High-rise          235     1,097       3,668      1,301        6.1%       97.4%       -1.5%
 Calvert-Woodley             High-rise          136     1,001       2,076      1,272        8.8%       98.9%       -0.1%
 Car Barn                    Garden             196     1,311       2,252        957        7.8%       99.0%        2.4%
 Cleveland House             High-rise          216       894       3,208      1,238        8.8%       98.2%       -1.0%
 Connecticut Heights         High-rise          519       536       5,968        958        7.8%       96.8%        1.2%
 Corcoran House              High-rise          138       464       1,492        901        8.3%       98.5%       -0.7%
 Statesman                   High-rise          281       593       2,910        863        8.2%       98.8%        1.1%
 Van Ness South              High-rise          625       956       8,905      1,187        7.1%       99.2%        0.5%
 The Kenmore                 High-rise          376       725       3,726        826        9.2%       98.4%        0.6%
                                            -------   -------    --------     ------     ------     -------     -------
                                              3,039       806    $ 39,583     $1,085        8.1%       98.4%        0.5%

Northern Virginia

 Crystal City
 ------------
 The Bennington              High-rise          348       804       4,677      1,120        5.9%       97.2%        1.2%
 Crystal House I             High-rise          426       917       5,564      1,088        7.8%       98.1%        0.9%
 Crystal House II            High-rise          402       938       5,028      1,042        5.6%       98.2%        1.6%
 Crystal Square              High-rise          378     1,121       5,603      1,235        4.8%       99.0%        0.0%
 Crystal Place               High-rise          180       894       2,954      1,367        4.4%       97.2%       -0.5%
 Gateway Place               High-rise          162       826       3,290      1,693       -4.9%       87.2%       -7.5%
 Water Park Towers           High-rise          360       881       6,497      1,504        5.0%       94.9%        2.0%
 Crystal Plaza               High-rise          540     1,129       8,587      1,325        5.7%       99.2%        0.8%
 Crystal Towers              High-rise          912     1,107      13,333      1,218        7.0%       98.9%        1.4%
                                            -------   -------    --------     ------     ------     -------     -------
                                              3,708       998    $ 55,533     $1,248        5.3%       97.5%        0.6%
 Rosslyn/Ballston
 ----------------
 Courthouse Plaza            High-rise          396       772       6,487      1,365        5.3%       98.0%        1.1%
 Lincoln Towers              High-rise          714       879      11,762      1,373        7.8%       95.4%        1.9%
                                            -------   -------    --------     ------     ------     -------     -------
                                              1,110       841    $ 18,249     $1,370        6.9%       96.3%        1.6%

 Tysons/Dulles
 -------------
 Charter Oak                 Garden             262     1,097       3,215      1,023        7.1%       97.4%        0.6%
 Oaks of Tysons              Garden             218       968       2,819      1,078        3.2%       96.0%       -1.2%
 Bedford Village             Garden             752     1,070       8,927        989        8.2%       97.3%        2.3%
 Patriot Village             Garden           1,065     1,162      12,299        962        5.2%       97.4%        0.8%
 Westerly at Worldgate       Garden             320       921       4,532      1,180        5.9%       97.6%        2.1%
                                            -------   -------    --------     ------     ------     -------     -------
                                              2,617     1,083    $ 31,792     $1,012        6.2%       97.3%        1.2%

 Other
 -----
 Arlington Overlook          Mid-rise           711       877       7,315        857        9.9%       96.8%        1.2%
 Berkeley                    Mid-rise           138       891       1,269        766        3.0%       96.8%       -0.6%
 Boulevard of Old Town       Garden             159       603       1,730        906       -2.9%       97.8%       -0.5%
 Columbia Crossing           Garden             247       976       3,569      1,204        7.4%       98.4%        2.6%
 Concord Village             Garden             531     1,025       5,526        867        5.7%       96.1%        0.7%
 Newport Village             Garden             937     1,115      10,771        958        5.1%       98.1%        1.0%
 Orleans Village             Garden             851     1,061       9,100        891        7.6%       97.4%        2.8%
 Skyline Towers              High-rise          940     1,221      11,764      1,043        5.6%       96.9%        1.4%
                                            -------   -------    --------     ------     ------     -------     -------
                                              4,514     1,046    $ 51,044     $  942        6.2%       97.3%        1.4%
Boston/Chicago
 2000 Commonwealth           High-rise          188       878       4,095      1,815       10.1%       97.9%        1.7%
 One East Delaware           High-rise          306       704       7,514      2,046        8.5%       97.9%       -0.1%
                                            -------   -------    --------     ------     ------     -------     -------%
                                                494       770    $ 11,609     $1,958        9.1%       97.9%        0.7%
                                            -------   -------    --------     ------     ------     -------     -------
                                             15,482       970    $207,810     $1,119        6.5%       97.5%        1.0%
                                            -------   -------    --------     ------     ------     -------     -------

                                                                                              Monthly       %                   %
                                                                         Average                GOI       Change              Change
                                        Property            Apartment     Sq. Ft.     GOI     Per Unit     From    Occupancy   From
Property Type/Property Name              Type                 Units      Per Unit    YTD 99    YTD 99     YTD 98     YTD 99   YTD 98
---------------------------              ----               --------     --------  ---------  ---------   ------   ---------  ------
                                                                                   (in 000's)
ACQUISITION PORTFOLIO
---------------------

 1998
 ----
 Tunlaw Gardens (Washington, DC)          Garden               167           850   $  1,709     $  853      NA      97.4%    NA
 Tunlaw Park (Washington, DC)             Mid-rise             120           856      1,674      1,162      NA      96.7%    NA
 Parc Vista (Crystal City, VA)            High-rise            299           770      5,226      1,456      NA      96.4%    NA
 McClurg Court (Chicago, IL)              High-rise          1,075           688     17,151      1,330      NA      95.4%    NA
 Cronin's Landing (Boston, MA)            Mid-rise             281         1,129      6,691      1,984      NA      96.7%    NA

 1999
 ----
 Buchanan House (Crystal City, VA)        High-rise            442         1,173      7,923         NA      NA        NA     NA
 Parkwest (Chicago, IL)                   High-rise            139           580      1,810         NA      NA        NA     NA
 Terrace (Chicago, IL)                    Garden               427           839      3,911         NA      NA        NA     NA
 The Consulate (Washington, DC)           High-rise            269           827      1,789         NA      NA        NA     NA
 Countryside (Chicago, IL)                Garden               720           864      3,883         NA      NA        NA     NA
 Somerset (Chicago, IL)                   Garden             1,158           575      4,772         NA      NA        NA     NA
 Forte Towers (S.E. Florida)              High-rise          1,339           742      1,891         NA      NA        NA     NA
 Ocean View at Aventura (S.E. Florida)    High-rise          1,199         1,045        358         NA      NA        NA     NA
                                                           -------       -------   --------
                                                             7,635           818   $ 58,788

DEVELOPMENT PORTFOLIO
---------------------

 Courthouse Place (Rosslyn/Ballston, VA)  High-rise            564           849   $  6,420         NA      NA        NA     NA
 One Superior Place (Chicago, IL)         High-rise            809            NA      3,063         NA      NA        NA     NA
  Park Connecticut (Washington, DC)       High-rise            142            NA         NA         NA      NA        NA     NA
 Alban Towers (Washington, DC)            Mid-rise             226            NA         NA         NA      NA        NA     NA
                                                            ------                 --------
                                                             1,741                 $  9,483
ALL RESIDENTIAL PROPERTIES
--------------------------
                                                            24,858                 $276,081         NA      NA        NA     NA
                                                            ======                 ========

PARTIALLY-OWNED PORTFOLIO
-------------------------

 Renaissance (25% owned)                  High-rise            330           984   $  3,805         NA      NA        NA     NA
 Springfield Station (48% owned)          Garden/Mid-rise      631           909      4,964         NA      NA        NA     NA
 Brandywine (25% owned)                   High-rise            306         1,005      4,628         NA      NA        NA     NA
 University Center /(1)/ (40% owned)      Garden               630            NA         NA         NA      NA        NA     NA
                                                            ------                 --------

                                                             1,897                 $ 13,397
                                                            ======                 ========

/(1)/ Property is currently under construction.

PROPERTY SERVICE BUSINESSES

     Revenues, expenses and income from the Property Service Businesses were as follows (in thousands):


                                                Year Ended December 31,
                                       ---------------------------------------
                                           1999          1998          1997
                                           ----          ----          ----
Total Property Service Businesses
  Revenues                              $ 144,637      $107,290      $ 71,555
  Expenses                               (136,247)      (97,471)      (62,732)
                                        ---------      --------      --------
                                            8,390         9,819         8,823
  Gain on Sale                                802             -             -
  Depreciation/Amortization                (2,650)       (1,386)       (1,226)
                                        ---------      --------      --------
  Income from Property
  Service Businesses                    $   6,542      $  8,433      $  7,597
                                        =========      ========      ========

     Smith Realty Company provides property management personnel and services to the Operating Partnership at cost plus 5% in accordance with a service agreement. In addition to the 51 Multifamily Properties, services were also provided to three partially-owned and ten non-owned multifamily properties with approximately 4,000 apartment units. Of the ten third-party management agreements, five are with Affiliates and five are with unaffiliated property owners. The management agreements with Affiliates are for initial terms of three years or more while the management agreements with unaffiliated owners generally have one-year terms. In August 1999, SRC sold its retail property management business to CESCR. A gain of $0.8 million was recognized on the transaction.

     During 1998, SRC expanded its Smith Corporate Living business through the acquisition of Noel Enterprises, Inc. (d/b/a "SCL West"), a provider of furnished corporate apartments in Chicago, Illinois. SRC borrowed $6.75 million from the Operating Partnership, due May 2003, to fund the acquisition. A portion of the total purchase price of $8.5 million was contingent upon certain adjustments including achievement by SCL West of minimum earnings targets over two years. During the second quarter of 1999, the Company settled all adjustments with the seller resulting in a final purchase price of $6.3 million.

     Smith Management Construction, Inc., provided oversight to approximately $69 million of gross construction activity in 1999 compared to approximately $80 million in 1998 and $66 million in 1997. Services are provided to the Operating Partnership at cost and to Affiliates and third parties at cost plus a fee.

     Consolidated Engineering Services, Inc., Combustioneer Corporation and their affiliates provide on-site building systems operations, maintenance and inspection to the Operating Partnership and Affiliates at cost and to third parties at cost plus a fee. Services were provided to approximately 104 million square feet of facilities in 1999, 46 million square feet in 1998, and 30 million square feet in 1997.

     In 1999, CES initiated a growth strategy which management believes capitalizes on both market opportunities and the company's unique, full-service engineering capabilities. The strategy is to expand CES's market leadership position beyond the Mid-Atlantic region through a combination of internal growth and friendly acquisitions or mergers with high-quality firms in key regions such as the Midwest and Northeast. The management of CES and the Company believe this strategy will position CES for a public or private equity transaction in the next one-to-three years, which will fully recognize the inherent value of this business.

     Accordingly, the Company increased its investment in CES and related businesses as follows:

     . In August 1999, CES expanded its facilities management services by acquiring a similar business from CESCR for cash of $1.4 million, which CES borrowed from the Operating Partnership.

     . In August 1999, the Operating Partnership acquired a 95% non-voting interest in AASE, Inc., an environmental consulting firm headquartered in Maryland with a satellite office in New York City. The Company invested $3.5 million, which consisted of 49,762 units valued at $1.7 million and cash of $1.8 million. Subsequently, the Operating Partnership contributed its 95% non-voting interest in AASE, Inc. to CES.

     . In August 1999, the Operating Partnership acquired a 95% non-voting interest in Combustioneer Corporation, a mechanical contracting firm headquartered in Maryland. The Company invested $8.0 million, which consisted of 112,003 units valued at $3.7 million and cash of $4.3 million.

     . In November 1999, CES acquired New England Mechanical Services, Inc. ("NEMSI"), one of the largest engineering and mechanical contractors in the northeastern United States. NEMSI is headquartered in Connecticut with operations in Connecticut, Massachusetts and Rhode Island, and will retain its name while operating as CES's northeast regional office. CES invested $23 million, which consisted of $16 million cash and 200,000 shares of common stock of the Company valued at $7 million. CES borrowed $18.4 million from the Operating Partnership, of which $7 million was used to purchase the common stock from the Company. The balance of $4.6 million was provided by a capital contribution from the Operating Partnership.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999

Comparison to Year Ended December 31, 1998

     Summary. Net income of the Operating Partnership increased 120.1%, or $83.9 million, from $69.9 million for the year ended December 31, 1998 to $153.8 million for the year ended December 31, 1999. Funds from Operations ("FFO") of the Operating Partnership increased $17.9 million or 18.2% during the same period. Net income of the Company attributable to common shareholders increased from $30.4 million, or $1.85 per diluted common share, for the year ended December 31, 1998 to $82.2 million, or $4.04 per diluted common share, for the year ended December 31, 1999. The Company's FFO for 1999 was $72.5 million, a 24.9% increase over the Company's FFO for 1998. The increase in FFO is primarily due to core portfolio operating income growth and newly delivered development properties. This increase was partially offset by higher interest expense and reduced income from the Property Service Businesses. The increase in net income is primarily due to the $63.7 million in gains from the sale of properties.

     Rental Properties. Revenue from rental properties increased $51.1 million, or 20.5%, from $250.1 million for 1998 to $301.2 million for 1999. Expenses (including depreciation) from all rental operations increased $22.5 million, or 17.2%, from $130.4 million in 1998 to $152.9 million in 1999.

     Core Portfolio. Revenue from the core portfolio increased $12.7 million, or 6.5% over the prior year due to rent increases in all submarkets and improved occupancy. Average monthly revenue per core apartment unit increased from $1,050 in 1998 to $1,119 per month during 1999. Revenue growth by submarket over 1998 ranged from 5.9% in the Northern Virginia properties to 9.1% in the Boston/Chicago properties. Average economic occupancy for the portfolio increased to 97.5% in 1999 from 96.5% in 1998. Operating expenses on the core portfolio increased 3% over the prior year. This was primarily due to higher real estate taxes ($1.0 million) due to higher rates and assessments in Virginia, higher utilities ($0.7 million) due to a mild 1998, and higher payroll costs ($1.4 million) due to salary increases and additional staffing. These increases were partially offset by lower repairs and maintenance costs ($0.5 million).

     Acquisition/Disposition Portfolio. The thirteen acquisition properties and six disposition properties, contributed $28.7 million, or 56.2%, of the total rental revenue increase and $11.1 million, or 63.8%, of the increase in operating expenses resulting in a contribution to net operating income of $17.6 million. Total capitalized cost at December 31, 1999 was $606.0 million.

     Development Portfolio. In June 1999, Courthouse Place completed delivery of its 564 units. The project provided net operating income of $4.4 million for the year ended December 31, 1999.

     One Superior Place delivered initial units in July 1999 and had a total of 494 units delivered as of December 31, 1999. Estimated stabilization is expected in the second quarter of 2000. The project had net capitalized cost of $109.9 million at December 31, 1999 and provided net operating income of $0.8 million for the period.

     Retail Portfolio. Retail revenues for 1999 remained unchanged from the 1998 total of $10.0 million due primarily to occupancy gains at Skyline offsetting higher vacancies at Worldgate. Total average occupancy at the two retail properties decreased from 98.4% in 1998 to 98.1% in 1999.

     Property Service Businesses. The Company uses the equity method of accounting for its non-voting interest in the Property Service Businesses. Income from the Property Service Businesses decreased $1.9 million, or 22.4%, during 1999 compared to 1998 due primarily to the absence of Financing fees in 1999 compared to 1998 fees of $1.8 million. In addition, income from furnished apartments and construction services decreased in 1999 which was partially offset by increased Consolidated Engineering income.

    In May 1999, the Company finalized the settlement of financing services provided to commercial office partnerships now owned and managed by CESCR, an affiliate of Messrs. Smith and Kogod. This settlement was initiated by the formation of CESCR in 1997, at which time the Company entered into an agreement to provide financing services to CESCR only through December 31, 1998. On May 1, 1999, the Company received 79,905 Operating Partnership units valued at $2.5 million as final settlement from an affiliate of Messrs. Smith and Kogod and immediately canceled the units. The transaction was accounted for as a capital transaction, therefore no gain or loss was recorded. Management does not expect any significant future income from Financing Services.

     Smith Corporate Living, an affiliated furnished corporate apartment rental entity, had a net loss of $1.7 million during 1999 due primarily to higher than anticipated vacancies caused by softness in the suburban Chicago market. Income from Management Construction declined by $0.6 million, or 34%, to $1.1 million due primarily to slower than expected timing on affiliated commercial office projects.

     Consolidated Engineering Services, Inc. and affiliates contributed an increase of $1.3 million, or 37%, in income during the year. This was due to both internal growth in facilities maintenance contracts and the acquisition of four businesses in 1999 for a total cost of approximately $36 million.

     Joint Ventures. The Company entered into three joint venture agreements during 1999. Through December 31, 1999, the Company's share of income from the joint ventures totaled $0.7 million.

     Other. Corporate general and administrative expenses increased by $0.7 million, or 7.4%, due primarily to the Company's acquisition efforts during the year in addition to higher personnel costs. Interest expense increased by $9.8 million, or 20.6%, primarily due to financing of acquisition and development activities.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998

Comparison to Year Ended December 31, 1997

     Summary. Net income of the Operating Partnership increased 33.8%, or $17.7 million, from $52.2 million for the year ended December 31, 1997 to $69.9 million for the year ended December 31, 1998. Funds from Operations ("FFO") of the Operating Partnership increased $25.6 million or 35.1% during the same period. Net income of the Company increased from $24.7 million, or $1.87 per basic common share ($1.86 per diluted common share) for the year ended December 31, 1997 to $30.4 million, or $1.86 per basic common share ($1.85 per diluted common share), for the year ended December 31, 1998. The Company's FFO for 1998 was $58.0 million, a 56.2% increase over the Company's FFO for 1997. The increase in net income and FFO is due to increases in income from the rental properties, primarily the multifamily acquisition and development properties. These increases were partially offset by higher interest and other expenses related to acquisitions and development. The decrease in net income per share is attributable to the loss on an unused treasury lock and extraordinary losses associated with extinguishment of debt.

     Rental Properties. Revenue from rental properties increased $50.1 million, or 25.0%, from $200.1 million for 1997 to $250.2 million for 1998. Expenses (including depreciation) from all rental operations increased $26.1 million, or 25.0%, from $104.5 million in 1997 to $130.6 million in 1998.

     1998 Core Portfolio. Revenue from the 1998 core portfolio (based on properties owned as of December 31, 1996) increased $7.7 million, or 4.8% over the prior year due to rent increases in all submarkets, slightly improved occupancy and additional cable and telephone revenues. Average monthly revenue per core apartment unit increased from $925 in 1997 to $970 per month during 1998. Revenue growth by submarket over 1997 ranged from 3.7% in the Maryland properties to 6.5% in northwest Washington, D.C. Average economic occupancy for the portfolio increased to 96.6% in 1998 from 96.5% in 1997. The Company also continued to expand and aggressively market its furnished apartment program. As a result, revenues from this program increased $0.4 million, or 19.4%, over the prior year period. Operating expenses on the core portfolio increased 1.2% over the prior year. This was primarily due to higher personnel costs (including outsourcing) and real estate tax expenses partially offset by utility savings and lower repair and maintenance costs both related to a mild winter.

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

     1998 Acquisition/Disposition Portfolio. The eleven acquisition properties and two disposition properties, contributed $41.2 million, or 82.3%, of the total rental revenue increase and $16.2 million, or 90.8%, of the increase in operating expenses resulting in a contribution to net operating income of $25.0 million. The balance of the portfolio reflects operations of the two properties sold during 1998 - Oxford Manor and Marbury Plaza.

     Development Portfolio. Springfield Station delivered initial units in May 1998 and had a total of 280 units delivered as of December 31, 1998. Courthouse Place delivered 103 initial units in December 1998.

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

     Property Service Businesses. Income from the Property Service Businesses increased $0.8 million, or 11.0%, during 1998 compared to 1997.

     Smith Realty Company income increased $1.2 million, or 149.5%, primarily due to the acquisition of SCL West in the second quarter of 1998.

     Smith Management Construction income increased $0.8 million, or 71.1%, due to an increase of $1.7 million in net fee revenue offset by an increase of $0.9 million in related expenses. This was due primarily to an increase in the volume of projects completed on behalf of Affiliated commercial office property partnerships, partially offset by a loss incurred during the first quarter of 1998 associated with cost overruns and unrecovered owner change orders on a large outside contract.

     Consolidated Engineering Services income increased 34.4%, or $17.4 million, in 1998 with a corresponding increase of $17.1 million in expenses compared to 1997 due primarily to significant additional facilities management contracts obtained in 1997 and 1998. Income before depreciation for Engineering and Technical Services increased 8.8% to $4.2 million for 1998 compared to $3.8 million in 1997. The lower margin in 1998 reflects a decrease in higher margin HVAC repair and replacement projects.

     Financing Services income decreased $1.3 million, or 41.0%, due primarily to an unusually high level of fees in 1997 in connection with the roll-up of Affiliated commercial properties into a single partnership - Charles E. Smith Commercial Realty L.P. The 1998 fees were earned in connection with debt refinancings arranged for properties owned or managed by CESCR. Fees on properties owned by CESCR were earned in accordance with the Company's agreement with CESCR while fees on properties managed by CESCR were separately negotiated.

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


LIQUIDITY AND CAPITAL RESOURCES

Summary

     Net cash flow provided by operating activities was $141.2 million for 1999 compared to $118.6 million for 1998. The increase of $22.6 million was primarily due to higher cash flow contributed by the acquisition and development portfolios as well as core revenue growth.

     Net cash flow used by the Company for investing activities increased $8.5 million in 1999, from $290.0 million to $298.5 million due primarily to increased capital expenditures, particularly kitchen and bath renovations.

     Net cash flow provided by financing activities was $167.9 million in 1999 compared to $171.4 million in 1998. During 1999, the Company raised approximately $177.2 million through sales of common and preferred stock. In addition, the Company completed a number of debt financing transactions which resulted in net cash inflows of $70.9 million, net of prepayment penalties and other related costs. In 1999, the Company and the Operating Partnership also paid common and preferred dividends/distributions of $84.9 million. The common dividend of $2.155 per share/unit, an increase of 2.8% over 1998, was comprised of three quarterly dividends of $0.535 per share/unit and one quarterly dividend of $0.55.

Equity Activity

     In March 1999, 125,367 shares of Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares") were converted to common shares on a one-for-one basis. In May 1999, the remaining 589,261 shares of Series B Preferred Shares were converted to common shares on a one-for-one basis.

     In July 1999, the Company entered into a purchase agreement for 684,931 shares of Series E Cumulative Convertible Redeemable Preferred Stock ("Series E Preferred Shares"), $0.01 par value, at $36.50 per share for a total of $25.0 million, less $0.9 million of offering costs. The Series E Preferred Shares were issued on July 13, 1999. The Company also entered into purchase agreements for 666,667 shares of Series F Cumulative Convertible Redeemable Preferred Stock ("Series F Preferred Shares"), $0.01 par value, at $37.50 and 641,026 shares of Series G Cumulative Convertible Redeemable Preferred Stock ("Series G Preferred Shares"), $0.01 par value, at $39.00. The Series F Preferred Shares were issued on October 1, 1999 for $25.0 million, less $0.6 million of offering costs, and the Series G Preferred Shares were issued on November 5, 1999 for $25.0 million, less $0.4 million of offering costs. The quarterly dividend to be paid on these preferred shares is 7.75% in the first year following their issuance, 8.25% in year two and 8.5% in year three and thereafter, with a minimum payment equivalent to the dividend paid on the Company's common shares. Conversion to common stock is on a one-for-one basis with call protection varying by series between three and six years.

     In September 1999, the Company issued 2,200,000 shares of Series H Cumulative Convertible Redeemable Preferred Stock ("Series H Preferred Shares"), $0.01 par value, for $53.5 million, net of offering costs of $1.5 million. The Series H Preferred Shares have a liquidation preference of $25 per share and a five-year non-call provision. Dividends are payable quarterly at the greater of 8.125% of the liquidation preference or the dividend declared on the number of shares of common stock of the Company into which a Series H Preferred Share is convertible. The holders of the Series H Preferred Shares have the right, at any time, to convert such shares to common stock at a conversion price of $38.50 (equivalent to a conversion rate of approximately 0.65 share of common stock for each Series H Preferred Share). Simultaneously with the above, the Operating Partnership issued 1.8 million units of Series H Cumulative Convertible Redeemable Preferred Units ("Series H Preferred Units") for $43.7 million, net of offering costs of $1.3 million. The Series H Preferred Units have terms similar to the Series H Preferred Shares.

     In November 1999, the Company issued 694,586 shares of common stock in a merger transaction with the owner of several Florida properties (Forte Towers). The shares were valued at $23.6 million.

        In December 1999, the Company issued 200,000 shares of common stock valued at $35.00 per share under an agreement with Consolidated Engineering Services, Inc. Consolidated Engineering distributed the shares to partially fund its $23 million acquisition of New England Mechanical Services, Inc.

Funds from Operations

     FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss), computed in accordance with Generally Accepted Accounting Principles ("GAAP"), excluding gains (or losses) from debt restructuring, property sales and other non-recurring items, plus depreciation/amortization of assets unique to the real estate industry. FFO does not represent cash flow from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance primarily because it excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

     The Company's FFO for the years ended December 31, 1999, 1998 and 1997 was as follows (in thousands):

                                                      Year Ended December 31,
                                                 -------------------------------
                                                    1999       1998       1997
                                                    ----       ----       ----
Net Income of the Operating Partnership          $153,814   $ 69,870   $ 52,210
Preferred Dividends                                (8,093)    (3,647)         -
Gain on Property Sales                            (63,673)   (18,150)         -
Gain on Sale - PSBs                                  (802)         -          -
Depreciation of Real Property                      33,906     28,958     20,666
Depreciation from Unconsolidated Joint Ventures       570          -          -
Amortization of Goodwill                              430        250          -
Loss on Unused Treasury Lock                            -      4,923          -
Extraordinary Item - Loss on
  Extinguishment of Debt                              360     16,384         87
                                                 --------   --------    -------

Funds from Operations of
  the Operating Partnership                       116,512     98,588     72,963
Minority Interest                                 (44,048)   (40,554)   (35,799)
                                                 --------   --------    -------

Attributable to Shareholders                     $ 72,464   $ 58,034   $ 37,164
                                                 ========   ========   ========

Acquisitions/Dispositions

The Company acquired the following operating properties during 1999 and 1998:

                                          Number of     Total Cost (Dollars in Thousands)
                                                       ------------------------------------
Name                                       Units            1999               1998
----                                       ----             ----               ----

Buchanan House (Crystal City, VA)            442            $ 66,000/(1)/       $       -
Parkwest (Chicago, IL)                       139              13,600                    -
Terrace (Chicago, IL)                        427              25,700                    -
Countryside (Chicago, IL)                    720              44,800                    -
Somerset (Chicago, IL)                     1,158              57,700                    -
The Consulate (Washington, D.C.)             269              32,700                    -
Forte Towers (S.E. Florida)                1,339              86,300                    -
Ocean View at Aventura (S.E. Florida)      1,199              77,700                    -
Tunlaw Park (Washington, D.C.)               120                   -                6,700
Tunlaw Gardens (Washington, D.C.)            167                   -                7,100
Parc Vista (Crystal City, VA)                299                   -               39,100
McClurg Court (Chicago, IL)                1,075/(2)/              -               74,100
Cronin's Landing (Boston, MA)                281                   -               63,500
                                                           ---------            ---------
                                                           $ 404,500            $ 190,500
                                                           =========            =========

/(1)/ The Company expects to spend an additional $10-$15 million in structural repairs and retail improvements.
/(2)/ Purchase included approximately 13% of underlying land. Balance of land is subject to ground leases expiring in 2067.

     During 1998, the Company sold two properties in southeast Washington, D.C. for a total of $22.0 million. The sales were completed as tax-deferred I.R.C.
Section 1031 exchanges. In the financial statements, the Company recognized gains on the sales totaling $18.2 million.

     In February 1999, the Company sold a property located in suburban Maryland for $22.6 million. The Company recognized a gain on the sale of $1.9 million.

     During the first quarter of 1999, the Company acquired the land beneath the Crystal Square property and the 5.1% net profit interest in the Crystal Plaza property. The purchase price of $10.0 million consisted of 32,258 Operating Partnership Units valued at $1.0 million and $9.0 million cash drawn upon the line of credit. In addition, the Company acquired a parcel of land for development in Chicago, Illinois for $8.6 million.

     During the third quarter of 1999, the Company also acquired land for cash of $8.3 million and 7,797 Units valued at $0.2 million.

     In December 1999, the Company sold five operating multifamily properties totaling 1,420 units (four in northern Virginia and one in Washington, D.C.) for a total of $77.7 million. Four of the five sales were completed as tax-deferred I.R.C. Section 1031 exchanges. The gains recognized on the sales totaled $57.2 million.

Development

     The Company's development pipeline as of December 31, 1999, consisted of the following projects:

                    Number       Units       Initial     Estimated     Estimated       Estimated
                    of Units   Delivered    Delivery    Completion    Stabilization      Cost
                    --------   ---------   ---------    ----------    -------------  -----------
                                                                                     (in millions)
One Superior Place
  (Chicago, IL)           809    494        July, 1999   Q2, 2000      Q2, 2000           $120
Park Connecticut
  (Washington, DC)        142    N/A        Q1, 2000     Q2, 2000      Q3, 2000             29
University Center
  (Tysons/Dulles)/(1)/    630    N/A        Q2, 2000     Q3, 2001      Q1, 2002             66
Alban Towers/(2)/
 (Washington,DC)          226    N/A        Q2, 2001     Q3, 2001      Q4, 2001             53
                        -----   -----                                                     ----

                        1,807    494                                                      $268
                        =====    ===                                                      ====

(1) The Company has a 40% ownership interest.
(2) The Company owns substantially all of the economic interest.

Commitments

     As of December 31, 1999, the Company had executed four contracts to purchase to-be-constructed multifamily properties as follows:


                      Number       Estimated        Purchase       Estimated
                     of Units     Completion          Date           Cost
                     --------     -----------         ----           ----
                                                                 (in millions)

Reston Landing
 (Reston, VA)              400     Q1, 2000         Q2, 2000            $ 44
New River Village
 (Ft. Lauderdale, FL)      240     Q3, 2000         Q4, 2000              34
Wilson Boulevard
 (Rosslyn/Ballston)        220     Q4, 2001         Q4, 2000              29
Ballston Place
 (Rosslyn/Ballston)        383     Q2, 2001         Q3, 2001              51
                         -----                                          ----

                         1,243                                          $158
                         =====                                          ====

     These contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. At December 31, 1999, the Company had posted three letters-of-credit totaling $7.7 million in accordance with three of the contracts, to be drawn upon only in the event the Company defaults on its contractual obligations to purchase the completed assets.

     Several other acquisition and development projects are being pursued by the Company. The Company anticipates meeting the related funding requirements through draws on its lines of credit, long-term borrowings, asset sales and public or private issuances of equity, including Operating Partnership unit exchanges.

     During the second quarter of 1999, SRC settled all adjustments related to the 1998 acquisition of SCL West resulting in a final purchase price of $6.3 million.

Joint Ventures

     In March 1999, the Company and J.P. Morgan Strategic Property Fund ("J.P. Morgan") formed a joint venture ("Renaissance"), which acquired the Renaissance, a 330-unit multifamily property in Tysons Corner, Virginia, for approximately $37 million. The joint venture plans to invest an additional $2.0 million in initial capital improvements and has placed debt of $19.0 million on the property. The debt carries an interest rate of 6.48% and matures in February 2006. Ownership interests in the joint venture are held 75% by J.P. Morgan and 25% by the Company. The Company's initial equity contribution totaled $4.4 million consisting of 21,903 Operating Partnership units valued at $0.7 million and cash of $3.7 million.

     In May 1999, the Company and J.P. Morgan formed a joint venture ("Springfield Station") to own and operate the Company's recently developed 631-unit Springfield Station property. The Company sold a 52% interest in Springfield Station to J.P. Morgan and received proceeds of approximately $50 million from the transaction. The joint venture placed $37 million in debt financing on the property at 6.85% fixed interest, which matures on June 1, 2009. The Company provided a construction completion guarantee on the project as well as a payment guarantee of $14.1 million of the debt. The guarantees were released on September 30, 1999. The Company recognized $4.6 million of the $5.2 million gain and will defer the balance until final costs have been determined.

     In May 1999, the Company and J.P. Morgan also formed a development joint venture ("University Center") to develop a new 630-unit multifamily property in Loudoun County, Virginia at the western end of the Dulles Technology corridor. Ownership interests are held 60% by J.P. Morgan and 40% by the Company. The joint venture intends to place debt financing for 50% of the project's estimated $66.0 million development cost. Construction commenced during the third quarter of 1999 with final completion expected in 2001. The Company's initial equity contribution consisted of land acquired in 1998 for $5.4 million less cash received of $3.0 million. A Company affiliate will provide property management and marketing services. The Company will provide development services and a construction completion guarantee to the venture.

Debt

     As of December 31, 1999, the Company had the following mortgage indebtedness and other borrowings carrying a weighted average interest rate of 7.14% and collateralized by 39 of the 56 owned properties:

                         Dollars in
                         Thousands      Percent of Total
                         ----------     ----------------
Fixed rate debt:
 Mortgages                 $817,278         84.3%
Variable rate debt:
 $185M Line of Credit        47,000          4.8%
 $100M Line of Credit        25,000          2.6%
 Construction loans          80,045          8.3%
                           --------        -----

                           $969,323        100.0%
                           ========        =====

     As of December 31, 1999, the Company's Debt to Total Market Capitalization Ratio was 38.6% (based on 20.7 million common shares, 2.6 million preferred shares, and 13.9 million partnership units outstanding at a stock price of $35.375, $50 million of perpetual preferred stock, $130 million of convertible preferred shares, and $45 million of convertible preferred partnership units) versus 40.3% at December 31, 1998. The Company's Interest Coverage Ratios for the years ended December 31, 1999, and 1998 were 3.33:1 and 3.20:1, respectively.

     Outstanding debt matures as follows (in thousands):

             2000                  $       -
             2001                    196,893
             2002                      2,046
             2003                          -
             2004                     29,720
             Thereafter              740,664
                                   ---------
                                   $ 969,323
                                   =========

     At December 31, 1999, the Company had $255.5 million of unused borrowing capacity available on its line of credit and construction loans. Amounts outstanding under lines of credit averaged $78.7 million and $172.9 million for the years ended December 31, 1999, and 1998, respectively.

     The Company anticipates meeting principal repayment requirements through long-term borrowings, assets sales, public or private issuances of debt securities or public or private equity offerings.

     During 1999, the Company completed several debt financing transactions:

     . The Company refinanced the mortgage loan for 1841 Columbia Road. The old loan of $3.2 million was paid off and replaced with a new loan in the amount of $3.9 million.

     . In February 1999, the unused portion, or $53 million, of the Company's $83 million line of credit with Northwestern Mutual expired.

     . In February 1999, the Company repaid $7.4 million of mortgage debt on Buchanan House. The Company paid a prepayment penalty of $0.9 million, which was recognized as an extraordinary loss.

     . In March 1999, the Company obtained a $38.0 million mortgage on Buchanan House with an effective fixed interest rate of 6.67%. The loan is interest only through March 2009, at which time principal amortization begins using a 30-year amortization schedule with a balloon payment due February 1, 2011.

     . In March 1999, the Company repaid the $13.7 million mortgage on Terrace. The Company paid a prepayment penalty of $0.2 million. The Company obtained a new, interest-only mortgage of $15.6 million at an effective interest rate of 6.64% with principal due April 1, 2007.

     . In connection with the development of Alban Towers in Washington, D.C., the Company obtained a $32.5 million interest-only construction loan in August 1999 with an interest rate of LIBOR plus 150 basis points, payable monthly, due February 5, 2002. The loan is collateralized by the property.

     . During the second quarter, the Company closed on a $269.5 million standby credit facility with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was made during 1998 for $140 million at an annual interest rate of 6.75% for fifteen years. A second draw was made in May 1999 for $29.5 million at an annual interest rate of 6.845% for eight years. Terms and rates of subsequent draws on this facility will be determined at the time of the draw.

Other

     Capital Improvements. In 1999, total capital improvements were $33.1 million, of which $21.6 million, or $1,398 per apartment unit, was for the core portfolio. Approximately 43% of the capital expenditures on the core portfolio are considered by management to be non-recurring, repositioning improvements which directly result in higher revenues. The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to generate revenues and are considered more recurring in nature and non-discretionary. A summary of core capital expenditures during 1999 follows:

                                          Total $       Average $ Per
          Expenditure Type                 Spent           Core Unit
          ----------------            --------------       ---------
                                      (in thousands)

          Kitchen/Bath                      $ 9,030        $   583
          Washer/Dryer                          251             16
                                            -------        -------
            Core Repositioning                9,281            599

          Recurring Improvements             12,367            799
                                            -------        -------

          Total Capital Expenditures
            - Core Portfolio                $21,648        $ 1,398
                                            =======        =======


     Income Taxes. The Company is taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company generally is not subject to Federal corporate income taxes on net income it distributes currently to shareholders provided that the Company distributes at least 95% of its taxable income each year. REITs are subject to certain organizational requirements and asset and income tests in order to maintain their REIT status. The Property Service Businesses are taxable corporations, and thus pay Federal and state income taxes on their net income. Such taxes amounted to $1.5 million, $0.6 million, and $0.4 million for 1999, 1998, and 1997.

     Effect of Inflation. Substantially all of the leases at the Multifamily Properties are for a term of one year or less, which enables the Company to seek increased rents upon renewal or reletting of apartments. Retail tenant leases provide for pass-through of common area maintenance, real estate taxes and other operating costs to tenants, which reduces the impact of inflation.

     Year 2000. The Company did not experience any malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000.
Based on operations since January 1, 2000, the Company does not expect any significant impact on its on-going business as a result of the "Year 2000 Issue". However, it is possible that the full impact of the date change has not been fully recognized. The Company believes that any problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers or suppliers.

     The Company expended approximately $2.0 million on a new computer system, to replace one which was not Year 2000 compliant. The new system is being depreciated over its useful life of five years. Excluding this replacement system, the Company's Year 2000 compliance efforts have been primarily conducted with internal staff. Accordingly, the costs have been immaterial and have been expensed as incurred.


Item 7a.  Quantitative and Qualitative Disclosures of Market Risk.

     Market risks relating to the Company's operations result primarily from changes in short-term LIBOR interest rates. The Company does not have any direct foreign exchange or other significant market risk.

     The Company's exposure to market risk for changes in interest rates relate primarily to the Company's unsecured lines of credit and construction loans. The Company primarily enters into fixed and variable rate debt obligations to support acquisitions, development, capital expenditures and working capital needs. The Company continuously evaluates its level of variable debt with respect to total debt and other factors including its assessment of the current and future economic environment. The Company did not have any derivative financial instruments at December 31, 1999, but did have such instruments in previous years. In 1997, the Company entered into two treasury rate lock agreements, the purpose of which was to obtain what the Company considered advantageous pricing for future anticipated debt issuance. In 1998, the Company closed out a treasury rate lock agreement in conjunction with a $53 million secured mortgage loan due in 2005 issued in June 1998. The Company closed out its remaining treasury rate lock agreement in 1998 at a loss of $4.9 million. The lock was originally put in place in anticipation of a planned, unsecured financing which ultimately did not occur.

     The fair values of the Company's financial instruments (including such items in the financial statement captions as cash, other assets, mortgage loans, construction loans, accounts payable and other liabilities and lines of credit) approximate their carrying of contract values based on their nature, terms, and interest rates which approximate current market rates. The fair value of mortgage loans payable is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company's mortgage loans payable approximates their carrying value at December 31, 1999.

     The Company had $152,000,000 and $168,000,000 in variable rate debt outstanding at December 31, 1999 and 1998, respectively. A hypothetical 1% increase in interest rates would have had an annualized unfavorable impact of approximately $1,520,000 and $1,680,000, respectively, on the Company's earnings and cash flows based upon these year-end debt levels. The Company cannot predict the effect of adverse changes in interest rates on its variable rate debt and therefore its exposure to market risk, nor can there be any assurance that fixed rate, long-term debt will be available to the Company at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.


Item 8.  Financial Statements and Supplementary Data.

     See Index to Consolidated and Combined Financial Statements on Page F-1 of this Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.


                                   Part III


Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is hereby incorporated by reference to the material appearing under the caption "Election of Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 2000 (the "Proxy Statement"). Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Executive Officers of the Company."

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the NYSE. To the best of the Company's knowledge, all required reports were timely filed during and with respect to the fiscal year ended December 31, 1999, except for the following report which was filed late:
John Guinee (one transaction).

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

     2.6 Debt Contribution Agreement between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P. (the "Operating Partnership") (Incorporated by reference to Exhibit No. 2.6 of the Company's Form 10-K for the year ended December 31, 1994)

     3.1 Amended and Restated Articles of Incorporation of Charles E. Smith Residential Realty, Inc. (the "Company") (Incorporated by reference to Exhibit No. 3.1 of the Company's Registration Statement on Form S-11, No. 33-75288)

     3.2 Articles of Amendment to Articles of Amendment and Restatement of Articles of Incorporation of Charles E. Smith Residential Realty, Inc. (Incorporated by reference to Exhibit No. 3.2 in the Company's Form 10-K for the year ended December 31, 1998)

     3.3 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 in the Company's Registration Statement on Form S-3 (File No. 33-93986)

     3.4 Articles Supplementary to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit No. 3.1 of Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

     3.5 Articles Supplementary of the Company for Classifying and Designating Series B Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 4.1 of the Company's Report on Form 8-K dated October 3, 1997 and filed October 20, 1997)

     3.6 Certificate of Correction relating to Articles Supplementary for Series B Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 4.2 of the Company's Report on Form 8-K dated October 3, 1997 and filed October 20, 1997)

     3.7 Articles Supplementary for Series C Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 3.5 in the Company's Registration Statement on Form S-3, File No. 333-17053)

     3.8 Articles Supplementary of the Company for Classifying and Designating a Series of Preferred Stock as Series D Junior Participating Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series (Incorporated by reference to Exhibit No. 3.8 of the Company's Form 10-K for the year ended December 31, 1998)

     3.9 Articles Supplementary of the Company for Classifying and Designating Series E Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 99.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999)

     3.10 Articles Supplementary of the Company for Classifying and Designating Series F Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 99.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999)

     3.11 Articles Supplementary of the Company for Classifying and Designating Series G Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 99.3 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999)

     3.12 Articles Supplementary of the Company for Classifying and Designating Series H Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 99.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999)

     3.13   Certificate of Amendment of Amended and Restated By-laws of Charles
            E. Smith Residential Realty, Inc.

      4.1 First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (Incorporated by reference to Exhibit No. 4.1 of the Company's Form 10-K for the year ended December 31, 1994)

      4.2 Certificate of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit No. 4.2 of the Company's Form 10-K for the year ended December 31, 1994)

      4.3 Ninth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit No. 4.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

      4.4 Tenth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit No. 4.4 of the Company's Form 10-K for the year ended December 31, 1997)

      4.5 Fifteenth Amendment to First Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998)

      4.6 Seventeenth Amendment to First Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit No. 4.6 of the Company's Form 10-K for the year ended December 31, 1998)

     10.1 Noncompetition Agreement by and among the Company, the Operating Partnership and Robert P. Kogod and Robert H. Smith (Incorporated by reference to Exhibit No. 10.1 of the Company's Form 10-K for the year ended December 31, 1994)

     10.2 Registration Rights and Lock-up Agreement (Incorporated by reference to Exhibit No. 10.2 of the Company's Form 10-K for the year ended December 31, 1994)

     10.3 Pledge Agreement (Incorporated by reference to Exhibit No. 10.3 of the Company's Form 10-K for the year ended December 31, 1994)

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

     10.8 Voting Stock Partnership Agreement for Smith Property Management Partnership (Incorporated by reference to Exhibit No. 10.8 of the Company's Form 10-K for the year ended December 31, 1994)

     10.9 Voting Stock Partnership Agreement for Smith Management Construction Partnership (Incorporated by reference to Exhibit No. 10.9 of the Company's Form 10-K for the year ended December 31, 1994)

    10.10 Voting Stock Partnership Agreement for Consolidated Engineering Services Partnership (Incorporated by reference to Exhibit No. 10.10 of the Company's Form 10-K for the year ended December 31, 1994)

    10.11 Amended and Restated Articles of Incorporation of Smith Realty Company (Incorporated by reference to Exhibit No. 10.11 of the Company's Form 10-K for the year ended December 31, 1994)

    10.12 By-Laws of Smith Property Management, Inc. (Incorporated by reference to Exhibit No. 10.12 of the Company's Registration Statement on Form S-11, No. 33-75288)

    10.13 Articles of Incorporation of Smith Management Construction, Inc. (Incorporated by reference to Exhibit No. 10.13 of the Company's Registration Statement on Form S-11, No. 33-75288)

    10.14 By-Laws of Smith Management Construction, Inc. (Incorporated by reference to Exhibit No. 10.14 of the Company's Registration Statement on Form S-11, No. 33-75288)

    10.15 Articles of Incorporation of Consolidated Engineering Services, Inc. (Incorporated by reference to Exhibit No. 10.15 of the Company's Registration Statement on Form S-11, No. 33-75288)

    10.16 By-Laws of Consolidated Engineering Services, Inc. (Incorporated by reference to Exhibit No. 10.16 of the Company's Registration Statement on Form S-11, No. 33-75288)

    10.17 Certificate of Incorporation of Smith One, Inc. (Incorporated by reference to Exhibit No. 10.17 of the Company's Registration Statement on Form S-11, No. 33-75288)

    10.18   By-Laws of Smith One, Inc. (Incorporated by reference to Exhibit No.
            10.18 of the Company's Registration Statement on Form S-11, No. 33-75288)

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

    10.23 Agreement of Limited Partnership of Smith Property Holdings Two L.P. (Incorporated by reference to Exhibit No. 10.23 of the Company's Form 10-K for the year ended December 31, 1994)

    10.24 Agreement of Limited Partnership of Smith Property Holdings Two (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.24 of the Company's Form 10-K for the year ended December 31, 1994)

    10.25 Certificate of Incorporation of Smith Three, Inc. (Incorporated by reference to Exhibit No. 10.25 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.26     By-Laws of Smith Three, Inc. (Incorporated by reference to Exhibit No.
          10.26 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.27 Agreement of Limited Partnership of Smith Property Holdings Three L.P. (Incorporated by reference to Exhibit No. 10.27 of the Company's Form 10-K for the year ended December 31, 1994)

10.28 Agreement of Limited Partnership of Smith Property Holdings Three (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.28 of the Company's Form 10-K for the year ended December 31, 1994)

10.29 Certificate of Incorporation of Smith Four, Inc. (Incorporated by reference to Exhibit No. 10.29 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.30     By-Laws of Smith Four, Inc. (Incorporated by reference to Exhibit No.
          10.30 of the Company's Registration Statement on Form S-11, No. 33-75288)

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

10.40 Guarantee of Recourse Obligations by Smith Three and the Operating Partnership (Incorporated by reference to Exhibit No. 10.3 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
          1994)

10.41 Absolute Assignment of Leases and Rents between Smith Three and Northwestern (Incorporated by reference to Exhibit No. 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
          1994)

10.42 Promissory Note of Smith Three to Northwestern (Incorporated by reference to Exhibit No. 10.5 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.43 Purchase Money Deed of Trust and Security Agreement between Smith Property Holdings Three (D.C.) L.P. ("Smith Three D.C.") and Northwestern (Incorporated by reference to Exhibit No. 10.6 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
          1994)

10.44 Guarantee of Recourse Obligations by Smith Three D.C. and the Operating Partnership (Incorporated by reference to Exhibit No. 10.7 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.45 Absolute Assignment of Leases and Rents between Smith Three D.C. and Northwestern (Incorporated by reference to Exhibit No. 10.8 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
          1994)

10.46 Purchase Money Promissory Note of Smith Three D.C. to Northwestern (Incorporated by reference to Exhibit No. 10.9 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.47 Supplemental Loan Agreement by and among Smith Property Holdings Two L.P. ("Smith Two"), Smith Property Holdings Two (D.C.) L.P. ("Smith Two D.C.") and Green Park Financial Limited Partnership ("Green Park") (Incorporated by reference to Exhibit No. 10.47 of the Company's Form 10-K for the year ended December 31, 1998)

10.48 Supplemental Loan Agreement by and among Smith Property Holdings One L.P. ("Smith One D.C."), Smith Property Holdings One (D.C.) L.P. ("Smith One D.C.") and GMAC (Incorporated by reference to Exhibit No.
          10.13 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

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

10.65 Agreement of Limited Partnership of Smith Property Holdings Seven L.P. (Incorporated by reference to Exhibit No. 10.68 of the Company's Form 10-K for the year ended December 31, 1995)

10.66 Commitment for Mortgage Loan to the Operating Partnership from Northwestern Mutual Life Insurance Company (Incorporated by reference to Exhibit No. 10.69 of the Company's Form 10-K for the year ended December 31, 1995)

10.67 Third Amended and Restated Credit Agreement by and between the Operating Partnership and PNC Bank, National Association, et. al. (Incorporated by reference to Exhibit No. 10.71 of the Company's Form 10-K for the year ended December 31, 1997)

10.68 First Amendment to Third Amended and Restated Credit Agreement between the Operating Partnership and PNC Bank, National Association, et. al. (Incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998)

10.69 Second Amendment to Third Amended and Restated Credit Agreement between the Operating Partnership and PNC Bank, National Association, et. al. (Incorporated by reference to Exhibit 99.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998)

10.70 First Amendment to First Amended and Restated Agreement of 1994 Employee Stock and Unit Option Plan of Charles E. Smith Residential Realty, Inc. (Incorporated by reference to Exhibit 4.9 in the Company's Registration Statement on Form S-8, File No. 333-67421)

10.71 Second Amendment to First Amended and Restated Agreement of 1994 Employee Stock and Unit Option Plan of Charles E. Smith Residential Realty, Inc. (Incorporated by reference to Exhibit No. 10.71 of the Company's Form 10-K for the year ended December 31, 1998)

10.72 Rights Agreement between Charles E. Smith Residential Realty, Inc. and First Union National Bank, as Rights Agent (Incorporated by reference to Exhibit No. 10.72 of the Company's Form 10-K for the year ended December 31, 1998)

10.73 Third Amendment to First Amended and Restated of 1994 Employee Restricted Stock and Unit Option Plan of Charles E. Smith Residential Realty, Inc.

10.74 First Amendment to First Amended and Restated 1994 Employee Restricted Stock and Restricted Unit Plan of Charles E. Smith Residential Realty, Inc.

10.75 Fourth Amendment to First Amended and Restated 1994 Employee Stock and Unit Option Plan of Charles E. Smith Residential Realty, Inc.

   21     Subsidiaries of the Registrant

 23.1     Consent of Arthur Andersen LLP

      27       Financial Data Schedule

14(b)     Reports on Form 8-K

          A report on Form 8-K was filed on September 22, 1999 (and subsequently amended on Form 8-K/A filed November 19, 1999 and on Form 8-K/A filed January 18, 2000) providing information on a Property (Forte Towers) acquired by the Company during the fourth quarter of 1999, including certain unaudited pro forma balance sheets and statements of operations of the Company reflecting the acquisition and statements of revenue and certain expenses for the Property for the year ended December 31, 1998, and applicable subsequent periods.

          A report on Form 8-K was filed on January 5, 2000 (and subsequently amended on Form 8-K/A filed January 24, 2000, and on Form 8-K/A filed March 2, 2000) providing information on two Properties (Aventura and Hollywood) acquired by the Company during the fourth quarter of 1999 and the first quarter of 2000, respectively, including certain unaudited pro forma balance sheets and statements of operations of the Company reflecting the acquisition and statements of revenue and certain expenses for the Properties for the year ended December 31, 1998, and applicable subsequent periods.


14(c)     Exhibits

     The list of Exhibits filed with this report is set forth in response to
Item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(d)     Financial Statements

     See Index to Financial Statements and Schedules on Page F-1 of this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2000.


                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.



                    By   /s/ Ernest A. Gerardi, Jr.
                         -------------------------------------
                         Ernest A. Gerardi, Jr.
                         President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of March, 2000.

     Signature                          Title
     ---------                          -----

/s/ Robert  H. Smith
----------------------------   Chairman of the Board, and Director
Robert  H. Smith

/s/ Robert P. Kogod
----------------------------  Director
Robert P. Kogod

/s/ Ernest A. Gerardi, Jr.
---------------------------- President, Chief Executive Officer,and Director Ernest A. Gerardi, Jr.


/s/ Wesley D. Minami
----------------------------  Executive Vice President and Chief Financial
Wesley D. Minami              Officer

/s/ Steven E. Gulley
---------------------------   Vice President, Controller, and Chief Accounting
Steven E. Gulley              Officer


/s/ R. Michael McCullough
---------------------------   Director
R. Michael McCullough


/s/ Charles B. Gill
---------------------------   Director
Charles B. Gill


/s/ Mandell J. Ourisman
---------------------------   Director
Mandell J. Ourisman


/s/ L. Ronald Scheman
---------------------------   Director
L. Ronald Scheman

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

     Notes to Consolidated Financial Statements                 F-7 to F-36

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Charles E. Smith Residential Realty, Inc.:

We have audited the accompanying consolidated balance sheets of Charles E. Smith Residential Realty, Inc. (a Maryland real estate investment trust) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the management of Charles E. Smith Residential Realty, Inc. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charles
E. Smith Residential Realty, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule III - Real Estate and Accumulated Depreciation is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                                 ARTHUR ANDERSEN LLP

Vienna, Virginia
February 7, 2000

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                                As of December 31,
                                                                             --------------------------
                                                                                 1999           1998
                                                                             -----------    -----------
   ASSETS

Rental property, net                                                         $ 1,369,416    $   926,749
Rental property under development                                                169,626        167,214
Cash                                                                              10,557              -
Escrow funds                                                                      18,309         23,819
Investment in and advances to Property Service Businesses                         70,282         28,633
Investment in joint ventures                                                      20,574              -
Deferred charges, net                                                             16,727         18,081
Security deposits                                                                  4,058          2,408
Other assets                                                                      25,229         18,495
                                                                             -----------    -----------

                                                                             $ 1,704,778    $ 1,185,399
                                                                             ===========    ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
    Mortgage loans and notes payable:
        Mortgage loans                                                       $   817,278    $   622,386
        Construction loans                                                        80,045         63,193
        Lines of credit                                                           72,000        105,000
                                                                             -----------    -----------
           Total mortgage loans and notes payable                                969,323        790,579
    Accounts payable and accrued expenses                                         44,480         22,830
    Security deposits                                                              4,058          2,408
                                                                             -----------    -----------
        Total liabilities                                                      1,017,861        815,817
                                                                             -----------    -----------

Commitments and contingencies

Minority Interest                                                                205,553        104,605

Shareholders' equity
    Preferred stock                                                              251,500        141,867
    Common stock - $0.01 par value; 80,000,000 shares
        authorized; 20,673,039 and 18,212,600 shares issued
        and outstanding at December 31, 1999 and 1998, respectively                  207            182
    Additional paid-in capital                                                   200,367        132,669
    Retained earnings (deficit)                                                   29,290         (9,741)
                                                                             -----------    -----------
        Total shareholders' equity                                               481,364        264,977
                                                                             -----------    -----------

                                                                             $ 1,704,778    $ 1,185,399
                                                                             ===========    ===========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)


                                                                        Year Ended December 31,
                                                                ----------------------------------------
                                                                   1999           1998           1997
                                                                ----------   ------------   ------------
Rental Properties:
    Revenues                                                    $  301,233   $    250,067   $    199,944

    Expenses
    Operating costs                                                (95,777)       (84,237)       (71,265)
    Real estate taxes                                              (23,173)       (17,254)       (12,402)
    Depreciation and amortization                                  (33,906)       (28,958)       (20,666)
                                                                ----------   ------------   ------------
               Total expenses                                     (152,856)      (130,449)      (104,333)

Equity in income of joint ventures                                     744              -              -

Equity in income of Property Service Businesses                      6,542          8,433          7,597

Corporate general and administrative expenses                       (9,607)        (8,947)        (6,563)
Interest income                                                      1,539          1,257          1,063
Interest expense                                                   (57,094)       (47,334)       (45,411)
                                                                ----------   ------------   ------------

Income before gain on sales, loss on unused treasury lock,
    and extraordinary item                                          90,501         73,027         52,297

Gain on sales                                                       63,673         18,150              -

Loss on unused treasury lock                                             -         (4,923)             -
                                                                ----------   ------------   ------------

Income before extraordinary item                                   154,174         86,254         52,297

Extraordinary item - loss on extinguishment of debt                   (360)       (16,384)           (87)
                                                                ----------   ------------   ------------

Net income of the Operating Partnership                            153,814         69,870         52,210

Minority Interest                                                  (58,536)       (28,741)       (25,617)
                                                                ----------   ------------   ------------

Net income                                                          95,278         41,129         26,593

Less: Income attributable to preferred shares                      (13,041)       (10,722)        (1,881)
                                                                ----------   ------------   ------------

Net income attributable to common shares                        $   82,237   $     30,407   $     24,712
                                                                ==========   ============   ============

Earnings per common share - basic

    Income before extraordinary item                            $     4.25   $       2.40   $       1.87
    Extraordinary item                                               (0.01)         (0.54)             -
                                                                ----------   ------------   ------------

    Net income                                                  $     4.24   $       1.86   $       1.87
                                                                ==========   ============   ============

Earnings per common share - diluted

    Income before extraordinary item                            $     4.05   $       2.39   $       1.86
    Extraordinary item                                               (0.01)         (0.54)             -
                                                                ----------   ------------   ------------

    Net income                                                  $     4.04   $       1.85   $       1.86
                                                                ==========   ============   ============

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (Dollars in Thousands, Except Share Data)

  Common                                                                               Additional      Retained
  Stock                                                     Preferred      Common       Paid-in        Earnings
Outstanding                                                   Stock         Stock       Capital        (Deficit)          Total
----------------------------------------------------------------------------------------------------------------------------------
 9,969,607     Balance, December 31, 1996                   $       -      $   100      $ (23,852)     $  (13,627)       $ (37,379)

                 Operating Partnership equity
         -        exchanged for acquisitions                        -            -         75,019               -           75,019
                 Proceeds from issuance of Series A
         -        Preferred Stock                              45,000            -              -               -           45,000
                 Proceeds from issuance of Series B
         -        Preferred Stock                              34,675            -              -               -           34,675
                 Offering costs associated with
         -        Preferred Stock                                   -            -           (562)              -             (562)
                 Proceeds from issuance of Common Stock,
 4,555,000        net of offering costs of $5,249                   -           46        124,134               -          124,180
                 Conversion of Operating Partnership units
   407,822        to common stock                                   -            4             (4)              -                -
                 Repurchase and cancellation of Operating
         -        Partnership units                                 -            -         (2,206)              -           (2,206)
         -       Amortization of grants                             -            -            579               -              579
    10,000       Exercise of options                                -            -            350               -              350
         -       Net income                                         -            -              -          26,593           26,593
         -       Dividends                                          -            -              -         (27,151)         (27,151)
         -       Adjustment for Minority Interest                   -            -        (88,597)          7,813          (80,784)
----------                                                  ---------      -------      ---------      ----------        ---------

14,942,429     Balance, December 31, 1997                      79,675          150         84,861          (6,372)         158,314

                 Operating Partnership equity exchanged
         -        for acquisitions                                  -            -         11,820               -           11,820
                 Proceeds from issuance of Series A
         -        Preferred Stock                              26,500            -              -               -           26,500
                 Proceeds from issuance of Series C
         -        Preferred Stock                              50,000            -              -               -           50,000
                 Offering costs associated with
         -        Preferred Stock                                   -            -         (1,874)              -           (1,874)
                 Proceeds from issuance of Common
 1,400,000        Stock, net of offering costs of $221              -           14         45,440               -           45,454
                 Conversion of Preferred Stock to Common
   502,038        Stock                                       (14,308)           5         14,303               -                -
                 Conversion of Operating Partnership units
 1,342,133        to common stock                                   -           13            (13)              -                -
                 Repurchase and cancellation of Operating
         -        Partnership units                                 -            -           (594)              -             (594)
         -       Amortization of grants                             -            -            521               -              521
     5,000       Exercise of options                                -            -          2,999               -            2,999
    21,000       Stock grants awarded                               -            -              -               -                -
         -       Net income                                         -            -              -          41,129           41,129
         -       Dividends                                          -            -              -         (44,498)         (44,498)
         -       Adjustment for Minority Interest                   -            -        (24,794)              -          (24,794)
----------                                                  ---------      -------      ---------      ----------        ---------

18,212,600     Balance, December 31, 1998                     141,867          182        132,669          (9,741)         264,977

                 Operating Partnership equity exchanged
         -        for acquisitions                                  -            -         42,426               -           42,426
                 Proceeds from issuance of Series E
         -        Preferred Stock                              25,000            -              -               -           25,000
                 Proceeds from issuance of Series H
         -        Preferred Stock                              55,000            -              -               -           55,000
                 Proceeds from issuance of Series F
         -        Preferred Stock                              25,000            -              -               -           25,000
                 Proceeds from issuance of Series G
         -        Preferred Stock                              25,000            -              -               -           25,000
                 Offering costs associated with
         -        Preferred Stock                                   -            -         (4,837)              -           (4,837)
                 Conversion of Preferred Stock to Common
   714,628        Stock                                       (20,367)           7         20,360               -                -
                 Conversion of Operating Partnership units
   656,443        to common stock                                   -            7             (7)              -                -
   894,586       Proceeds from issuance of Common Stock             -            9         30,616               -           30,625
         -       Amortization of grants                             -            -            762               -              762
   163,400       Exercise of options                                -            2          4,440               -            4,442
    31,382       Stock grants awarded                               -            -              -               -                -
         -       Net income                                         -            -              -          95,278           95,278
         -       Dividends                                          -            -              -         (56,247)         (56,247)
         -       Adjustment for Minority Interest                   -            -        (26,062)              -          (26,062)
----------                                                  ---------      -------      ---------      ----------        ---------

20,673,039     Balance, December 31, 1999                   $ 251,500      $   207      $ 200,367      $   29,290        $ 481,364
==========                                                  =========      =======      =========      ==========        =========


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)


                                                                                 Year Ended December 31,
                                                                      ----------------------------------------------------
                                                                          1999               1998               1997
                                                                      -------------      -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                          $      95,278      $      41,129       $      26,593
  Minority Interest                                                          58,536             28,741              25,617
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Extraordinary item - loss on extinguishment of debt                        360             16,384                   -
     Loss on unused treasury lock                                                 -              4,923                   -
     Gain on sale                                                           (63,673)           (18,150)                  -
     Depreciation and amortization                                           36,160             31,118              23,543
     Decrease (increase) in escrow funds                                     (4,075)             1,490              (1,519)
     Decrease (increase) in other assets                                     (1,925)             3,833              (3,218)
     Increase in accounts payable and accrued expenses                       20,524              9,098               4,207
                                                                      -------------      -------------       -------------
       Net cash provided by operating activities                            141,185            118,566              75,223
                                                                      -------------      -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions and development of rental property                          (305,737)          (255,695)           (173,205)
  Additions to rental property                                              (33,056)           (16,852)            (12,811)
  Disposition of rental property                                             88,558                  -                   -
  Increase in investment in and advances to Property Service Businesses     (36,240)           (14,492)             (5,111)
  Increase in investment in Joint Ventures                                   (5,540)                 -                   -
  Acquisition deposits and other                                             (6,475)            (2,956)             (5,797)
                                                                      -------------      -------------       -------------
       Net cash used in investing activities                               (298,490)          (289,995)           (196,924)
                                                                      -------------      -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease (increase) in deferred charges                                     1,300             (6,149)             (1,033)
  Net proceeds from sale of common stock                                      7,000             45,454             124,180
  Net proceeds from sale of preferred stock and units                       170,163             74,626              79,113
  Mortgage loans, net                                                        87,041             58,495              (9,847)
  Lines of credit, net                                                      (33,000)            30,000              (7,050)
  Construction loans, net                                                    16,851             57,657             (12,150)
  Prepayment penalties                                                       (1,038)           (12,672)                  -
  Loss on unused treasury lock                                                    -             (4,923)                  -
  Repurchase of units                                                             -               (594)             (2,206)
  Dividends and distributions - Common                                      (71,394)           (63,253)            (52,619)
  Dividends and distributions - Preferred                                   (13,490)           (10,207)               (901)
  Other, net                                                                  4,429              2,995                 316
                                                                      -------------      -------------       -------------
  Net cash provided by financing activities                                 167,862            171,429             117,803
                                                                      -------------      -------------       -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    10,557                  -              (3,898)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    -                  -               3,898
                                                                      -------------      -------------       -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $      10,557      $           -       $           -
                                                                      =============      =============       =============



       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND FORMATION OF COMPANY

     Charles E. Smith Residential Realty, Inc. (the "Company"), formed in June 1993, is a self-administered and self-managed equity real estate investment trust ("REIT"). On June 30, 1994, the Company raised equity through an initial public offering and a private placement and issued debt. The proceeds were used to acquire the sole general partnership and a proportionate limited partnership interest in Charles E. Smith Residential Realty L.P. (the "Operating Partnership") which is the successor entity to the CES Group. Simultaneously, the entities that owned the properties and the related service businesses included in the CES Group contributed the properties and service businesses to the Operating Partnership (or corporations in which the Operating Partnership owns substantially all of the non-voting equity) and received in exchange, directly or indirectly, units of limited partnership in the Operating Partnership. The contributed assets and liabilities were recorded at historical net book value, which transferred a net carry-over deficit of $244.2 million to the Operating Partnership.

     The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of December 31, 1999, the Operating Partnership owned 51 operating multifamily properties containing 23,681 apartment units (the "Properties"), had 951 units under construction at two owned sites, had 226 units under construction at one site for which the Company owned substantially all of the economic interest, and had agreements to purchase 1,243 units at four additional sites. The Operating Partnership also had interests in three operating multifamily properties totaling 1,267 units and in one property under construction totaling 630 units. In addition, the Operating Partnership owned two freestanding community retail shopping centers aggregating 436,000 square feet. The properties are located in the following metropolitan areas:


                                                              Southeast
                           Washington, D.C.  Chicago  Boston   Florida   Total
                           ----------------  -------  ------  ---------  -----
Multifamily
-----------
  Operating                        44           6       2          2      54
  Under Construction/(1)/           6           1       -          1       8

Retail Centers                      2           -       -          -       2
--------------                     --           -       -          -      --
                                   52           7       2          3      64
                                   ==           =       =          =      ==

/(1)/ Includes four sites under agreement to purchase.


     Additionally, the Operating Partnership owned substantially all of the equity in entities which provide multifamily property management and leasing, furnished corporate apartments, interior construction and renovation, and building engineering and technical services (collectively, the "Property Service Businesses").

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements include all of the accounts of the Company, the Operating Partnership and its subsidiaries and affiliates. The Company consolidates the Operating Partnership due to the Company's control as sole general partner. The Company uses the equity method of accounting for its non-voting interest in the Property Service Businesses, and three of its joint venture interests.

     All significant inter-company balances and transactions have been eliminated.

Rental Property

     The Company recorded the contributed properties at the former owners' historical cost. Rental property subsequently acquired or developed is recorded at the Company's actual cost, including interest and real estate taxes incurred during development. Ordinary repairs and maintenance, such as minor replacements and painting, are expensed as incurred. Major improvements, such as new HVAC equipment and kitchen/bath renovations, are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Depreciation on buildings and improvements is computed using the straight-line method over estimated useful asset lives as follows:


        Base building                         40 years
        Land improvements                     20 years
        Building improvements                 7 to 20 years
        Tenant improvements                   Shorter of remaining lease term or useful life
        Furniture, fixtures and equipment     3 to 10 years

Deferred Charges

     Deferred charges consist primarily of loan fees, which are amortized to interest expense over the terms of the notes using the effective interest rate method, and retail lease acquisition costs, which are amortized over the terms of the related leases.

Revenue Recognition

     Rental income attributable to residential leases is recognized when due from residents. The Company requires residents to initially execute a one-year lease. At the expiration of the lease term, if not renewed, the lease converts to a month-to-month basis.

     Minimum rental income attributable to retail leases is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Minimum rental income recognized in excess of payments due was $5.7 million and $5.4 million at December 31, 1999 and 1998, respectively, and is included in other assets. The lease agreements contain provisions that provide for additional rentals based on the tenants' sales volume and reimbursement from the tenants for their share of real estate taxes and certain common area maintenance costs. Additional rentals are recognized on the accrual basis.

     The future minimum lease payments to be received by the Company under noncancelable retail leases as of December 31, 1999 are as follows (in thousands):



           Year Ending
           December 31,
           -----------
               2000              $ 6,919
               2001                6,611
               2002                6,997
               2003                6,845
               2004                6,477
            Thereafter            66,027
                                 -------
                                 $99,876
                                 =======

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

     The Company's income tax basis in its assets and liabilities was $1,229 million and $948 million, respectively, at December 31, 1999 and $966 million and $879 million, respectively, at December 31, 1998.

     For the three years ended December 31, 1999, 1998, and 1997, dividends paid per common share were characterized for income tax purposes as follows:



                                    1999             1998             1997
                              ---------------  ----------------  ---------------
                              Per Share   %    Per Share    %    Per Share   %
                              ---------  ----  ---------  -----  ---------  ----

Taxable Income                  $2.155   100%     $1.362     65%    $1.638   80%
Return of Capital                    -     0%      0.733     35%     0.397   20%
                                ------   ---      ------   ----     ------  ---
                                $2.155   100%     $2.095    100%    $2.035  100%
                                ======   ===      ======   ====     ======  ===


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

New Accounting Pronouncements

     During 1998, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which had no impact, and SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information", which is reflected in Note 15.

     During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for years beginning after June 15, 2000. The standard is not expected to have a significant impact on the Company's financial statements since the Company has no derivative instruments.

Reclassifications

     Certain reclassifications of the prior years' information have been made to conform to the current years' presentation.

3.   RENTAL PROPERTY

Rental Property

     Rental property consists of the following as of December 31 (in thousands):

                                                1999         1998
                                                ----         ----

          Land                               $  215,748   $  157,337
          Buildings and improvements          1,395,982      997,868
          Property under construction           169,932      167,441
                                             ----------   ----------
                                              1,781,662    1,322,646
          Less:  Accumulated depreciation      (242,620)    (228,683)
                                             ----------   ----------
                                             $1,539,042   $1,093,963
                                             ==========   ==========

     Depreciation expense of the Company was $33.7 million, $28.6 million and $20.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Repairs and maintenance expense of the Company was $14.5 million, $13.6 million and $13.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Acquisitions

     During 1999, the Company acquired eight properties for $404.5 million, adding 5,693 apartment units. The Operating Partnership issued a total of approximately 1.1 million Operating Partnership units valued at $35.3 million and assumed $106.9 million in mortgage loans that were adjusted to a fair value of $108.5 million. The conversion of these Operating Partnership units into Company common stock is generally restricted for up to two years. In addition, the Company issued 694,586 common shares valued at $23.6 million and used the proceeds from issuing 641,026 Series G Preferred Shares valued at $25 million in connection with the Forte Towers' acquisition. The balance was funded from available cash and draws on the line of credit.

     In 1999, the Company acquired the land beneath its Crystal Square property and the 5.1% net profit interest in its Crystal Plaza property. The purchase price of $10.0 million consisted of 32,258 Operating Partnership units valued at $1.0 million and the assumption of debt, which was repaid with $9.0 million cash drawn upon the line of credit. This transaction was completed concurrently with the purchase by Charles E. Smith Commercial Realty L.P. ("CESCR") of commercial land and partnership interests. The Company also acquired the land beneath its Orleans Village property during the year. The purchase price of $0.4 million consisted of 7,797 Operating Partnership units valued at $0.2 million and cash of $0.2 million.

     During 1998, the Company acquired five properties for $190.5 million, adding 1,942 apartment units. The Operating Partnership issued a total of 0.3 million Operating Partnership units valued at $11.8 million and assumed a $31.5 million mortgage loan which was adjusted to its fair value of $33.5 million. The balance was funded from available cash and draws on the line of credit. One of the properties acquired included 13% of the underlying land with the balance subject to ground leases expiring in 2067.

Dispositions

     In 1999, the Company sold six operating multifamily properties (one in suburban Maryland, four in northern Virginia, and one in Washington, D.C.) for a total of $100.3 million. Four of the six sales were completed as tax-deferred I.R.C. Section 1031 exchanges. The book gains recognized on the sales totaled $59.1 million. In addition, the Company sold a 52% interest in one property and recognized a gain of $4.6 million (see Note 5).

     During 1998, the Company sold two properties in southeast Washington, D.C. for a total of $22.0 million. The sales were completed as tax-deferred I.R.C.
Section 1031 exchanges. The Company recognized book gains on the sales totaling $18.2 million.

Development

     At December 31, 1999, the Company had 1,177 apartment units under construction at three sites, and had an interest in 630 additional units under construction at one site. Total estimated development cost (including land) is approximately $268 million of which $107 million is unspent as of December 31, 1999.


4.   INVESTMENT IN AND ADVANCES TO PROPERTY SERVICE BUSINESSES

     The Company uses the equity method of accounting for its non-voting interest in the Property Service Businesses, which include Smith Realty Company ("SRC"), Consolidated Engineering Services, Inc. ("CES") and affiliates (which includes Combustioneer Corp.), and Smith Management Construction, Inc. ("SMC"). These companies provide services which include property management, leasing, furnished corporate apartments, engineering, construction and renovation. Under the equity method, the Company's investment is adjusted for its proportionate share of earnings or losses of the Property Service Businesses and by dividends received. The Operating Partnership recognized its interest in the earnings of each of the Property Service Businesses which aggregated $6.5 million, $8.4 million and $7.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Operating Partnership recorded distributions aggregating $9.8 million, $10.5 million and $8.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     In November 1997, certain commercial office Affiliates combined into a single partnership, CESCR. In conjunction with the combination, CES and SMC each entered into eight-year agreements with CESCR to continue providing services under the same terms and conditions previously in place. In addition, certain Financing Services personnel of SRC transferred to CESCR. SRC entered into an agreement, which expired December 31, 1998, to provide Financing Services for certain properties owned by CESCR. SRC earned $1.8 million in fee income under this agreement in 1998. On May 1, 1999, the Company received 79,905 Operating Partnership units valued at $2.5 million as final settlement from an affiliate of Messrs. Smith and Kogod and immediately canceled the units. The transaction was accounted for as a capital transaction, therefore no gain or loss was recorded. Management does not expect any significant future income from Financing Services.

     In addition to the above, SRC provided administrative services such as accounting, systems and human resources services to the Operating Partnership and Affiliates at cost (including overhead) in accordance with cost and executive sharing agreements. In management's opinion, the allocation methods provide reasonable estimates of the costs that would have been incurred had the services been provided by the Operating Partnership.

     Total fees and administrative services charged by the Property Service Businesses to the Operating Partnership and Affiliates follows (in thousands):

                                                                     Year Ended December 31,
                                                                -----------------------------
                                                                 1999       1998        1997
                                                                 ----       ----        ----
Fees Charged by Property Services Businesses to:
-----------------------------------------------

Operating Partnership                                          $15,569     $12,789     $ 8,762
Affiliates                                                      30,561      32,512      29,841

Costs of Administrative Services Charged by SRC to:
--------------------------------------------------

Operating Partnership                                           14,006      11,845       9,629
Affiliates                                                       4,736       4,806       5,632

     The Operating Partnership had net working capital advances to the Property Service Businesses of $33.2 million and $25.9 million at December 31, 1999 and 1998, respectively, which are reflected in the investment balance.

     In addition, the Operating Partnership made additional investments in the Property Service Businesses as follows:

     . In May 1998, the Operating Partnership lent $6.75 million to SRC in connection with the acquisition of SCL West.

     . During the third quarter of 1999, CES borrowed $1.4 million to acquire a facilities management business from CESCR.

     . In August 1999, the Operating Partnership acquired a 95% non-voting interest in AASE, Inc., an environmental consulting firm. The Company invested $3.5 million, which consisted of 49,762 Operating Partnership units valued at $1.7 million and cash of $1.8 million. Subsequently, the Operating Partnership contributed its interest in AASE, Inc. to CES in return for additional CES stock.

     . In August 1999, the Operating Partnership acquired a 95% non-voting interest in Combustioneer Corporation, a mechanical contracting firm. The Company invested $8.0 million, which consisted of 112,003 Operating Partnership units valued at $3.7 million and cash of $4.3 million.

     . In November 1999, CES borrowed $18.4 million from the Operating Partnership to partially fund the acquisition of NEMSI. The Operating Partnership also made a $4.6 million capital contribution to CES in connection with the acquisition.

     Combined summarized balance sheet information for the Property Service Businesses follows (in thousands):

                                    As of December 31,
                                 -----------------------
                                    1999         1998
                                 ----------   ----------
     Assets/(1)/
       Accounts Receivable       $ 73,522     $ 42,356
       Property, Net               10,589        6,910
       Other, Net                  41,178        7,123
                                 --------     --------
                                 $125,289     $ 56,389
                                 ========     ========
     Liabilities/(1)/
       Accounts Payable          $ 39,255     $ 19,468
       Deferred Revenue            13,976        5,050
       Due to Related Parties      52,816       29,800
       Other                        6,675        3,403
     Equity                        12,567       (1,332)
                                 --------     --------
                                 $125,289     $ 56,389
                                 ========     ========

/(1)/ Balance sheets exclude $44.5 million of notes due to the Operating
      Partnership which, under the equity method, are eliminated for purposes of carry-over basis accounting.

     Combined summarized income statement information for the Property Service Businesses follows (in thousands):

                                           Year Ended December 31,
                                     ---------------------------------
                                        1999       1998       1997
                                        ----       ----       ----
  Revenues                           $ 146,098   $108,199   $ 72,277
  Operating Expenses                  (137,776)   (98,072)   (62,976)
  Depreciation/Amortization             (2,676)    (1,401)    (1,238)
  Other Income/Expense, Net                905       (274)      (447)
                                     ---------   --------   --------
     Net Income/(1)/                 $   6,551   $  8,452   $  7,616
                                     =========   ========   ========

/(1)/ Represents 100% of the Property Service Businesses' net income, of which the Company's share was $6.5 million, $8.4 million and $7.6 million, respectively, for the years ended December 31, 1999, 1998 and 1997.

5.   JOINT VENTURES

     During 1999, the Company entered into three joint venture agreements with J.P. Morgan Strategic Property Fund ("J.P. Morgan"). The Company uses the equity method of accounting for its interest in the joint ventures, which include SPH Renaissance LLC ("Renaissance"), SPH Springfield Station LLC ("Springfield Station") and SPH University Center LLC ("University Center").

     Renaissance. In March 1999, the Company and J.P. Morgan formed a joint venture that acquired the Renaissance, a 330-unit multifamily property in Tysons Corner, Virginia, for approximately $37.0 million. The joint venture plans to invest an additional $2.0 million in initial capital improvements and has placed debt of $19.0 million on the property. The debt carries an interest rate of 6.48% and matures in February 2006. Ownership interests in the joint venture are held 75% by J.P. Morgan and 25% by the Company. The Company's initial equity contribution totaled $4.4 million consisting of 21,903 Operating Partnership units valued at $0.7 million and cash of $3.7 million.

     Springfield Station. In May 1999, the Company and J.P. Morgan formed a joint venture to own and operate the Company's recently developed 631-unit Springfield Station property. The Company sold a 52% interest in Springfield Station to J.P. Morgan and received proceeds of approximately $50.0 million from the transaction. The joint venture placed $37.0 million in debt financing on the property at 6.85% fixed interest, which matures on June 1, 2001. The Company provided a construction completion guarantee on the project as well as a payment guarantee of $14.1 million of debt. The guarantees were released on September 30, 1999. The Company recognized $4.6 million of the $5.2 million gain and will defer the balance until final costs have been determined.

     University Center. In May 1999, the Company and J.P. Morgan also formed a development joint venture to develop a new 630-unit multifamily property in Loudon County, Virginia at the western end of the Dulles Technology corridor. Ownership interests are held 60% by J.P. Morgan and 40% by the Company. The joint venture intends to place debt financing for 50% of the project's estimated $66.0 million capitalized cost. Construction commenced during the third quarter of 1999 with final completion expected in 2001. The Company's initial equity contribution consisted of land acquired in 1998 for $5.4 million, less cash received of $3.0 million. The Company will provide development services and a construction completion guarantee to the venture. A Company affiliate will provide property management and marketing services.

     Combined summarized balance sheet information for the joint ventures as of December 31, 1999 follows (in thousands):

          Assets
               Rental Property, Net                     $109,942
               Rental Property Under Development          12,175
               Other                                       1,849
                                                        --------
                                                        $123,966
                                                        ========
          Liabilities
               Mortgage Loans                           $ 56,000
               Accounts Payable and Accrued Expenses       3,891
               Other                                         212
          Equity                                          63,863
                                                        --------
                                                        $123,966
                                                        ========

     Combined summarized income statement information for the joint ventures for the period from inception through December 31, 1999 follows (in thousands):


                    Revenues                $ 8,757
                    Operating Expenses       (2,464)
                    Interest Expense         (2,623)
                    Depreciation             (1,494)
                    Other, Net                 (342)
                                            -------

                        Net Income          $ 1,834
                                            =======
6.   DEFERRED CHARGES

     Deferred charges consist of the following as of December 31 (in thousands):

                                                    1999      1998
                                                    ----      ----
        Loan Fees                                  $15,288   $16,619
        Retail lease acquisition costs               4,475     4,395
        Acquisition/Development Costs and Other      3,875     2,258
                                                   -------   -------
                                                    23,638    23,272
        Less:  Accumulated Amortization             (6,911)   (5,191)
                                                   -------   -------
                                                   $16,727   $18,081
                                                   =======   =======

     Amortization of loan fees (which is charged to interest expense) was $1.5 million, $1.6 million and $2.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Other amortization expense was $0.2 million, $0.3 million and $0.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

7.   MORTGAGE LOANS AND NOTES PAYABLE

     The Operating Partnership, through its subsidiary financing partnerships, has mortgage loans and notes payable as follows as of December 31:

                          Balance as of December 31,      Interest
                          --------------------------
                               1999       1998            Rate        Maturity
                               ----       ----            ----        --------
                               (in thousands)
Mortgage Pools
--------------
 Pool Three                  $116,034  $117,000           7.99%       June 30, 2009
 FNMA Credit Facility         140,000   140,000           6.75%       October 30, 2013
 FNMA Credit Facility          29,507         -           6.85%       June 1, 2007
 Prudential                    53,000    53,000           6.88%       June 5, 2008
 Northwestern Mutual           29,720    30,000           7.27%       July 1, 2004

Individual Mortgages
--------------------
 1841 Columbia Road             3,900     3,173           7.34%       September 1, 2006
 Crystal Towers                43,746    44,198           7.16%       January 1, 2006
 2000 Commonwealth             17,100    17,100           6.30%       December 3, 2006
 Connecticut Heights           20,000    20,000           7.10%       March 18, 2008
 Cronin's Landing              32,494    33,208           6.90%       March 1, 2009
 Patriot Village               31,096    31,095           8.24%       August 1, 2009
 Crystal Plaza                 33,232    33,615           6.86%       November 1, 2009
 Crystal House I & II          38,250    38,250           6.29%       December 30, 2010
 Skyline Towers                49,300    49,300           6.45%       December 10, 2010
 Bennington                    12,210    12,447           7.50%       October 1, 2020
 Consulate                     12,606         -           7.38%       April 1, 2001
 Forte Towers                  34,288         -           8.65%       July 10, 2001
 Countryside                   28,000         -           7.23%       July 1, 2006
 Somerset                      32,915         -           8.31%       February 1, 2007
 Parkwest                       6,280         -           6.50%       April 1, 2007
 Terrace                       15,600         -           6.64%       April 1, 2007
 Buchanan House                38,000         -           6.67%       February 1, 2011

Secured Construction Loans
--------------------------
 One Superior Place            77,999    31,620           6.51%/(1)/  July 1, 2001
 Alban Towers                   2,046         -           7.31%/(1)/  February 5, 2002

Unsecured Lines of Credit
-------------------------
 $185 million
  PNC revolver                 47,000    53,000           7.46%/(1)/  March 1, 2001
 $100 million
  PNC revolver                 25,000    52,000           7.22%/(1)/  March 1, 2001

Unsecured Construction Loans
----------------------------
 Courthouse Place                   -    31,573           6.85%/(1)/  October 9, 2000
                             --------  --------

                             $969,323  $790,579
                             ========  ========

/(1/) Variable rate loan.  Rate shown is at December 31, 1999.

     These loans require monthly interest and, where applicable, principal payments and are collateralized by first lien mortgages or deeds of trust on 39 of the 56 owned properties, bear interest at a weighted-average interest rate of 7.14% as of December 31, 1999 and have a weighted-average maturity of 8.1 years.


Mortgage Pools

     The loan for Mortgage Pool Three bears interest at a fixed rate of 7.99% with monthly payments of principal and interest. Principal amortization started on July 1, 1999 using a 25-year amortization schedule with a balloon payment due June 30, 2009. The loan requires a capital and repair escrow.

     In 1999, the Company closed on a $269.5 million standby credit facility with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was made in October 1998 for $140 million at 6.75% for fifteen years. A second draw was made in May 1999 for $29.5 million at 6.845% for eight years. Terms and rates of subsequent draws on this facility will be determined at the time of use. The facility contains certain restrictive covenants including a limit on debt to asset value and maintenance of debt service coverage ratios. Draws on the facility are secured by eight of the multifamily properties.

     The Prudential loan is a $53 million, secured loan due June 5, 2008 with a fixed rate of 6.88%. The loan is secured by two of the multifamily properties. In conjunction with this loan, the Company terminated a $20 million (notional value) treasury lock contract at a gain of $0.4 million, which is being amortized over the term of the loan.

     During 1998, the Company terminated a $50 million (notional value) treasury lock contract at a loss of $4.9 million. The treasury lock was put in place in the first quarter of 1998 in anticipation of a planned 10-year, unsecured financing, which ultimately did not occur.


Individual Mortgages

     Individual mortgages have fixed interest rates ranging from 6.3% to 8.7%.

     In February 1999, the Company repaid the $7.4 million Buchanan House mortgage through a draw on its line of credit. The Company paid a prepayment penalty of $0.9 million.

     In March 1999, the Company obtained a $38.0 million mortgage on Buchanan House with an effective fixed interest rate of 6.67%. The loan is interest only through May 2009, at which time principal amortization begins using a 30-year amortization schedule with a balloon payment due February 1, 2011.

     In March 1999, the Company repaid the $13.7 million mortgage on Terrace assumed on acquisition. The Company paid a prepayment penalty of $0.2 million. The Company obtained a new, interest-only mortgage of $15.6 million at an effective interest rate of 6.64% with principal due April 1, 2007.

     In September 1999, the Company refinanced the mortgage loan for 1841 Columbia Road. The old loan of $3.2 million was paid off and replaced with a new loan in the amount of $3.9 million at an annual interest rate of 7.34%, due September 1, 2006.

     During 1999, the Company's $83 million Northwestern Mutual acquisition credit facility expired. Borrowings outstanding of $29.7 million at December 31, 1999 bear interest at a weighted-average fixed rate of 7.27%, require monthly payments of interest and principal, and are collateralized by two Properties. The loan is partially guaranteed by the Company.


Lines of Credit

     The Company has two unsecured lines of credit - a $100 million line and a $185 million line - with PNC Bank, Bank of America, and U.S. Bank, as agents on both lines, which mature in March 2001. Draws upon the lines are subject to certain unencumbered asset requirements and bear interest at a selected London Interbank Offer Rate (LIBOR) plus 75 to 120 basis points based on the leverage ratio of the Company. As of December 31, 1999, the weighted average interest rate on outstanding draws was 7.38%. If the Company receives an investment grade rating on its unsecured debt, the interest rate will decrease to 60 to 90 basis points over LIBOR based on the rating. The Company pays a fee of 0.20% on the full amount available under the lines of credit. The line of credit agreements contain certain restrictive covenants, including maintenance of minimum equity value, debt to equity ratios and debt service coverage requirements. The maximum amounts outstanding during 1999 and 1998 were $123.0 million and $251.5 million, respectively.


Construction Loans

     During 1998, the Company obtained a $90 million interest-only construction loan in connection with the development of One Superior Place in Chicago, Illinois, with interest currently at LIBOR plus 112.5 basis points (weighted average rate of 6.51% at December 31, 1999), payable monthly, due July 1, 2001. At the Company's option, maturity may be extended for two one-year periods based on certain conditions. The loan is collateralized by the property, and is recourse to the Operating Partnership. The loan balance at December 31, 1999 was $78.0 million.

     In connection with the development of Alban Towers in Washington, D.C., the Company obtained a $32.5 million interest-only construction loan in August 1999 with interest currently at LIBOR plus 150 basis points (weighted average rate of 7.31% at December 31, 1999), payable monthly, due February 5, 2002. The loan is collateralized by the property. The loan balance at December 31, 1999 was $2.0 million.

     In September 1999 the Company paid off its variable rate, unsecured construction loan of $41.9 million used to finance the construction of Courthouse Place.

     The scheduled principal payments for all mortgage loans and notes payable are as follows (in thousands):

                         Year Ending
                         December 31,
                         ------------
                         2000              $   4,645
                         2001                200,369
                         2002                  6,580
                         2003                  4,883
                         2004                 35,033
                         Thereafter          717,813
                                           ---------
                                           $ 969,323
                                           =========

8.   SHAREHOLDERS' EQUITY

     Series A Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Shares") has certain voting, dividend and liquidation preferences over the common shares. Dividends are cumulative and are payable quarterly at the greater of the rate declared on the common shares or the annual rate of $2.02 per share. The Series A Preferred Shares are not redeemable prior to May 15, 2003. On or after May 15, 2003, the Company, at its option, may redeem the Series A Preferred Shares for cash at a redemption price of $27.08 per share, plus accrued and unpaid dividends. Under certain circumstances, the Company may elect to make such redemption with common stock at the then market price of the common stock. Series A Preferred Shares may be converted into shares of common stock on a one-for-one basis subject to certain limitations.

     Series B Cumulative Convertible Redeemable Preferred Stock ("Series B Preferred Shares") has certain voting, dividend and liquidation preferences over the common shares. The Series B Preferred shares have a liquidation preference of $28.50 per share. Dividends are cumulative and are payable quarterly at the greater of the rate declared on the shares of common stock of the Company or the annual rate of $2.02 per share. Series B Preferred Shares may be converted into shares of common stock on a one-for-one basis, subject to certain adjustments and limitations related to ownership of common stock of the Company. The Company may redeem Series B Preferred Shares at any time for common shares, plus accrued and unpaid dividends.

     In January 1998, the Company sold 500 shares of Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares"), $0.01 par value, for $48.6 million, net of offering costs of $1.4 million. The Company amended the Articles of Incorporation to designate and establish the rights and privileges of the Series C Preferred Shareholders, which include certain voting, dividend and liquidation preferences over the common shareholders. The Series C Preferred Shares have a liquidation preference of $100,000 per share and an initial annual dividend rate of

$7,910 per share. Dividends are cumulative and are payable quarterly. The Company may redeem Series C Preferred Shares after February 1, 2028, at the liquidation price plus accrued dividends.

     In July 1998, the Company issued 1.4 million shares of common stock (par value of $0.01 per share) under its existing shelf registration statement at a net purchase price of $32.625 per share. The net proceeds of approximately $45.4 million were used to retire outstanding debt and for working capital needs.

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

     In March 1999, 125,367 Series B Preferred Shares were converted to common shares on a one-for-one basis. In May 1999, the remaining 589,261 Series B Preferred Shares were converted to common shares on a one-for-one basis.

     In July 1999, the Company entered into a purchase agreement for 684,931 shares of Series E Cumulative Convertible Redeemable Preferred Stock ("Series E Preferred Shares"), $0.01 par value, at $36.50 per share for a total of $25.0 million, less $0.9 million of offering costs. The Series E Preferred Shares were issued on July 13, 1999. The Company also entered into purchase agreements for 666,667 shares of Series F Cumulative Convertible Redeemable Preferred Stock ("Series F Preferred Shares"), $0.01 par value, at $37.50 and 641,026 shares of Series G Cumulative Convertible Redeemable Preferred Stock ("Series G Preferred Shares"), $0.01 par value, at $39.00. The Series F Preferred Shares were issued on October 1, 1999 for $25.0 million, less $0.6 million of offering costs, and the Series G Preferred Shares were issued on November 5, 1999 for $25.0 million, less $0.4 million of offering costs. The dividend yield to be paid on these preferred shares will be 7.75% in the first year following their issuance, 8.25% in year two and 8.5% in year three and thereafter, with a minimum payment equivalent to the dividend rate paid on the Company's common shares. Conversion to common shares is on a one-for-one basis with call protection varying by series between three and six years.

     The Company amended the Articles of Incorporation to designate and establish the rights and privileges of the Series E, F, and G Preferred Shareholders, which include certain voting, dividend and liquidation preferences over the common shareholders. The Series E, F, and G Preferred Shares have liquidation preferences of $36.50, $37.50, and $39.00, respectively. Dividends are cumulative and are payable quarterly.

     In September 1999, the Company issued 2,200,000 shares of Series H Cumulative Convertible Redeemable Preferred Stock ("Series H Preferred Shares"), $0.01 par value, for $53.5 million, net of offering costs of $1.5 million. The Series H Preferred Shares have a liquidation preference of $25 per share and a five-year non-call provision. Dividends are payable quarterly at the greater of 8.125% of the liquidation preference or the dividend declared on the number of shares of common stock of the Company into which a Series H Preferred Share is convertible. The holders of the Series H Preferred Shares have the right, at any time, to convert such shares to shares of common stock at a conversion price of $38.50 (equivalent to a conversion rate of approximately 0.65 shares of common stock for each Series H Preferred Share). Simultaneously with the above, the Operating Partnership issued 1.8 million Series H Cumulative Convertible Redeemable Preferred Units ("Series H Preferred Units") for $43.7 million, net of offering costs of $1.3 million. The Series H Preferred Units have terms similar to the Series H Preferred Shares.

     In November 1999, the Company issued 694,586 shares of common stock in a merger transaction with the owner of several Florida properties. The proceeds of $23.6 million were used to fund the acquisition of Forte Towers.

     In December 1999, the Company issued 200,000 shares of common stock valued at $7 million to Consolidated Engineering Services, Inc. CES distributed the shares to partially fund its $23 million acquisition of New England Mechanical Services, Inc.

     During 1999, the Operating Partnership issued approximately 1.3 million Operating Partnership units valued at $42.4 million in connection with property acquisitions.

     Operating Partnership units held by the Minority Interest may be redeemed at the Unitholders' sole discretion. At the option of the Company, such redemption may be made for cash at the then fair value of the Company's stock or for shares of common stock of the Company on a one-for-one basis which does not have a dilutive effect. During 1999 and 1998, approximately 0.7 million and 1.3 million units, respectively, were redeemed for shares of common stock. Common Operating Partnership units held by the Minority Interest as of December 31, 1999 and 1998 were 13.9 million and 13.3 million, respectively.

     As of December 31, 1999, approximately 16.7 million shares of the Company's authorized common stock had been reserved for redemption of Operating Partnership units and 1.0 million shares were reserved under the Company's Dividend and Distribution Investment and Share Purchase Plan.

     The following table sets forth the Company's issued and outstanding preferred shares as of December 31:

                                                                                       1999           1998
                                                                                     --------       --------
                                                                                          (in thousands)
Preferred stock - $0.01 par value; 2,640,325 shares authorized;
   Series A Cumulative Convertible Redeemable Preferred
   Stock, liquidation preference of $27.08; 2,640,325 shares
   issued and outstanding at December 31, 1999 and 1998                              $ 71,500       $ 71,500

Preferred stock - $0.01 par value; 1,216,666 shares authorized;
   Series B Cumulative Convertible Redeemable Preferred
   Stock, liquidation preference of $28.50; 714,628 shares
   issued and outstanding at December 31, 1998                                              -         20,367

Preferred stock - $0.01 par value; 500 shares authorized;
   Series C Cumulative Redeemable Preferred Stock,
   liquidation preference of $100,000; 500 shares
   issued and outstanding at December 31, 1999 and 1998                                50,000         50,000

Preferred stock - $0.01 par value; 684,931 shares authorized;
   Series E Cumulative Convertible Redeemable Preferred
   Stock, liquidation preference of $36.50; 684,931 shares
   issued and outstanding at December 31, 1999                                         25,000              -

Preferred stock - $0.01 par value; 666,667 shares authorized;
   Series F Cumulative Convertible Redeemable Preferred
   Stock, liquidation preference of $37.50; 666,667 shares
   issued and outstanding at December 31, 1999                                         25,000              -

Preferred stock - $0.01 par value; 641,026 shares authorized;
   Series G Cumulative Convertible Redeemable Preferred
   Stock, liquidation preference of $39.00; 641,026 shares
   issued and outstanding at December 31, 1999                                         25,000              -

Preferred stock - $0.01 par value; 4,040,404 shares authorized;
   Series H Cumulative Convertible Redeemable Preferred
   Stock, liquidation preference of $25.00; 2,200,000 shares
   issued and outstanding at December 31, 1999                                         55,000              -
                                                                                     --------       --------
                                                                                     $251,500       $141,867
                                                                                     ========       ========

9.   COMMITMENTS AND CONTINGENCIES

Purchase Commitments

     As of December 31, 1999, the Company had executed four contracts to purchase to-be-constructed multifamily properties totaling 1,243 apartment units. The maximum aggregate purchase price totals $158 million with projected closing dates between April 2000 and September 2001.

     These contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. At December 31, 1999, the Company had posted three letters-of-credit totaling $7.7 million in accordance with three of the contracts to be drawn upon only if the Company defaults on its contractual obligations to purchase the completed assets.

Ground Leases

     Seven of the Properties have ground leases expiring at various dates between December 2032 and April 2067. Generally, each ground lease provides for a nominal annual rental and an additional rental calculated from the results of Property operations after capital expenditures.

     The base rental expense to the Company under the ground leases was $1.6 million for 1999, $1.7 million for 1998 and $0.5 million for 1997. The additional rental expense to the Company under the ground leases was $3.9 million, $4.1 million and $3.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. At the expiration of the ground leases, the land and all of the improvements thereon will revert to the landowner. In most cases, the leases are subordinated to the mortgage debt on the related rental property.

     The future nominal base annual rentals as of December 31, 1999 for the ground leases are as follows (in thousands):

                   Year Ending
                   December 31,
                   ------------

                       2000                 $  1,615
                       2001                    1,615
                       2002                    1,615
                       2003                    1,615
                       2004                    1,615
                     Thereafter               95,859
                                            --------
                                            $103,934
                                            ========

Litigation

    The Company and/or the Property Service Businesses are presently subject to legal actions or claims for damages that arise in the ordinary course of business. In the opinion of management and counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


Retirement Plans

    Substantially all of the personnel employed by the Operating Partnership and the Property Services Businesses are eligible and participate in the Charles E. Smith 401 (k) Retirement Plan, a defined contribution, tax-qualified savings plan (the "Plan"). Generally, the employer contributes up to 4% of employee-qualified earnings. The total contributions made by the Operating Partnership were $0.5 million in 1999, $ 0.2 million in 1998, and $ 0.4 million in 1997.
The total contributions made by the Property Services Businesses were $0.8 million, $0.7 million and $0.7 million in 1999, 1998 and 1997, respectively.

    Certain executives of the Operating Partnership and the Property Services Businesses are also eligible and participate in a Deferred Compensation Plan, which was established in 1999. Total compensation deferred under this plan was $0.5 million in 1999.


10. RELATED-PARTY TRANSACTIONS

    The Company conducts business with entities in which Messrs. Smith and Kogod exercise control. In each case, the Company's Board of Directors reviews the transaction and obtains, as required, independent assurance as to the arms-length nature of the terms. The following is a description of these transactions.

 .    For the seven months ended July 31, 1999 and the years ended December 31,
     1998 and 1997, the Company paid approximately $1.7 million, $2.3 million and $0.7 million, respectively, in payroll reimbursements to an entity controlled by Messrs. Smith and Kogod for efforts on development properties and potential development sites. Due to the higher level of activity associated with expanding the Company's development pipeline, the development personnel for which these reimbursements were made were hired directly by the Company in July 1999 and terminated their employment with the affiliate.

 .    In connection with the development of Springfield Station, a contract was executed with an entity controlled by Messrs. Smith and Kogod to manage the construction of the apartments at a fee of 4% of hard construction costs. Construction management fees were $0.4 million, $0.7 million and $0.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, the contract has been fulfilled and no additional payments will be made.

 .    Prior to December 1997, the two retail properties leased health club facilities to entities controlled by Messrs. Smith for Kogod. Rental income earned under these leases approximated $5.0 million for the year ended December 31, 1997. In December 1997, the health clubs were sold. In conjunction with that sale, the Company agreed to restructure the leases by reducing base rent on the Worldgate lease and extending the terms of both leases for ten years, through 2025, in exchange for a $2.3 million cash payment which is amortized over the lives of the revised leases.

 .    In March 1999, the Company and J.P. Morgan formed a joint venture which acquired the Renaissance, a 330-unit multifamily property in Tysons Corner, Virginia for approximately $37 million. The transaction was reviewed and approved by the Company's independent Directors since Messrs. Smith and Kogod held a general partnership interest in the selling entity.

 .    In May 1999, the Company finalized the settlement of financing services provided to commercial office partnerships now owned and managed by CESCR, an affiliate of Messrs. Smith and Kogod. This settlement was initiated by the formation of CESCR in 1997, at which time the Company entered into an agreement to provide financing services to CESCR only through December 31, 1998. On May 1, 1999, the Company received 79,905 Operating Partnership Units valued at $2.5 million as final settlement from an affiliate of Messrs. Smith and Kogod and immediately canceled the Units.

 .    In August 1999, Consolidated Engineering Services, Inc. expanded its facilities management services by acquiring a similar business from CESCR for $1.4 million. This transaction was completed concurrently with the sale to CESCR of the Company's retail property management business, which primarily deals with non-Company owned assets, for $1.0 million. The Company recognized a gain on the sale of $0.8 million.


11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Operating Partnership for mortgages with similar terms and remaining maturities, the fair value of mortgages payable was approximately $790 million and $619 million at December 31, 1999 and 1998, respectively. The fair values of lines of credit and construction loans approximate the carrying values.


12.  EARNINGS PER SHARE

     For the years ended December 31, 1999, 1998 and 1997, basic earnings per common share is computed based on 19.4 million, 16.3 million and 13.2 million weighted average shares outstanding during the year, respectively, and diluted earnings per common share is computed based on 22.5 million, 16.5 million, and
13.4 million weighted average shares outstanding during the year adjusted for the assumed conversion of dilutive securities, respectively. The per-share impact of the extraordinary items in 1999 and 1998 was $0.01 and $0.54 per common share (basic and diluted), respectively.

     Weighted average common Operating Partnership units not held by the Company were 13.6 million, 13.9 million and 13.5 million units for the years ended December 31, 1999, 1998 and 1997, respectively.

     A reconciliation of income (before extraordinary item) and shares used to calculate basic and diluted earnings per share for 1999, 1998 and 1997 follows:

                                                                                   Weighted         Per-Share
                                                                Income            Avg. Shares         Amount
                                                            --------------      --------------      ---------
                                                            (In Thousands)      (In Thousands)
Year Ended December 31, 1999
----------------------------
Income Before Extraordinary Item                            $     154,174
Minority Interest                                                 (58,685)
Income Attributable to Preferred Shares                           (13,041)
                                                            -------------

Earnings Per Share - Basic
   Income Attributable to Common
   Shareholders before Extraordinary Item                   $      82,448             19,416        $  4.25
Effect of Dilutive Securities: /(1)/
   Preferred Shares - Series A and Series B                         8,406              2,894           (.18)
   Options                                                            339                221           (.02)
                                                            -------------       ------------        -------
Earnings Per Share - Diluted                                $      91,193             22,531        $  4.05
                                                            =============       ============        =======

Year Ended December 31, 1998
----------------------------
Income Before Extraordinary Item                            $      86,254
Minority Interest                                                 (36,267)
Income Attributable to Preferred Shares                           (10,722)
                                                            -------------

Earnings Per Share - Basic
   Income Attributable to Common
   Shareholders before Extraordinary Item                   $      39,265             16,318        $  2.40
Effect of Dilutive Options /(1)/                                      181                165           (.01)
                                                            -------------       ------------        -------
Earnings Per Share - Diluted                                $      39,446             16,483        $  2.39
                                                            =============       ============        =======


Year Ended December 31, 1997
----------------------------
Income before Extraordinary Item                            $      52,297
Minority Interest                                                 (25,661)
Income Attributable to Preferred Shares                            (1,881)
                                                            -------------

Earnings Per Share - Basic
   Income Attributable to Common
   Shareholders before Extraordinary Item                   $      24,755             13,218        $  1.87

Effect of Dilutive Options /(1)/                                      150                161           (.01)
                                                            -------------       ------------        -------
Earnings Per Share - Diluted                                $      24,905             13,379        $  1.86
                                                            =============       ============        =======

/(1)/ Adjustment to numerator reflects change in the Minority Interest share of income based on ownership calculation including common stock equivalents.

     Options to purchase 0.9 million shares of common stock were not included in the 1999 computation of diluted earnings per share because the options' exercise price was higher than the average price of the common shares. All convertible preferred shares, except for Series A and Series B Preferred Shares, were also excluded from the calculation of diluted earnings per share since the preferred dividends paid per share exceeded basic earnings per share.

13.  INCENTIVE PLANS

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based on the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standard No. 123, the Operating Partnership's net income would have been reduced by approximately $1,128,000 for the year ended December 31, 1999 ($0.03 per basic and diluted common share), $499,000 for the year ended December 31, 1998 ($0.02 per basic and diluted common share), and $65,000 (less than $0.01 per basic and diluted common share) for the year ended December 31, 1997. The fair value of options granted during 1999, 1998 and 1997 is estimated at approximately $3,129,000, $305,000, and $2,111,000, respectively, based on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used:

                                1999           1998           1997
                              --------       --------       --------
Dividend Yield                    6.5%           6.2%           6.8%
Volatility                       13.7%          13.0%          14.0%
Risk-free Interest Rate           6.4%           5.1%           5.7%
Expected Life                 4 years        4 years        3 years


Option Plans

     The Company maintains an employee stock and unit option plan designed for executive officers and other key employees of the Company, the Operating Partnership and the Property Service Businesses. The Company also maintains a Director's stock option plan which provides for automatic grants of vested options, exercisable for 5,000 shares of common stock, to newly appointed non-employee directors. The plans authorize the issuance of up to 4,650,000 shares of common stock and/or units pursuant to options granted. Options outstanding under both plans are as follows:

                                                                     Weighted Average        Options
                                                         Number       Exercise Price      Exercisable/(1)/
                                                       ---------    ------------------   -----------------
 Options Outstanding, December 31, 1996                  835,000             $24             351,000

 Options Granted                                         918,000              34
 Options Canceled                                        (12,000)             24
 Options Exercised                                       (25,000)             24
                                                       ---------

 Options Outstanding, December 31, 1997                1,716,000              29             677,000

 Options Granted                                         189,000              31
 Options Canceled                                       (164,000)             32
 Options Exercised                                      (125,000)             24
                                                       ---------

 Options Outstanding, December 31, 1998                1,616,000              30/(2)/        707,000

 Options Granted                                       1,247,000              30
 Options Canceled                                       (116,000)             32
 Options Exercised                                      (135,000)             24
                                                       ---------

 Options Outstanding, December 31, 1999                2,612,000              30/(2)/        916,000
                                                       =========

/(1)/  Weighted average exercise price is $29
/(2)/  Range of exercise prices is $24-$35

     The exercise price of options granted under the plans may not be less than the fair market value of the common stock on the date of grant. Payment for shares and/or units granted under the plans may be made either in cash, or, if permitted by the option agreement, by exchanging shares of common stock of the Company having a fair market value equal to the option exercise price. The weighted average remaining contractual life of options outstanding as of December 31, 1999 was 8.1 years.

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


Grants were awarded and vested as follows:

                                                                    Vested
                                                                    -------
          Total Grants at December 31, 1996             80,000       80,000
               1997 Awards                              24,000       17,026
               1998 Awards                              21,823        9,000
               1999 Awards                              30,500        6,250
                                                       -------      -------

          Total Grants at December 31, 1999            156,323      112,276
                                                       =======      =======

     For the years ended December 31, 1999, 1998 and 1997, compensation expense relating to the plan was $0.8 million, $0.5 million and $0.6 million, respectively, based on the market value of the Company's stock at the date of grant.


14.  SUPPLEMENTAL CASH FLOW DATA

     Information on non-cash investing and financing activities and cash interest paid is as follows (in thousands):

                                             Year Ended December 31,
                                        ------------------------------------
                                          1999          1998          1997
                                        --------      -------      ---------
Cash Paid During the Period
     for Interest                       $ 63,717      $ 52,242     $ 44,420
Capitalized Interest                       8,021         6,520        1,306
Purchase of Properties for
     Operating Partnership Units          59,964        11,820       75,019
Assumption of Debt on Acquisitions       108,530        33,456       93,474
Sale Proceeds Held in Escrow              64,833        22,011            -
Purchase of Property with Escrow
     Proceeds                             74,448         4,308            -

15.  SEGMENT REPORTING

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

Property Segments

     The Company's primary business is the ownership and operation of multifamily residential real estate. As such, the residential rental properties constitute the three primary operating segments -- Core, Acquisition/Disposition and Development portfolios -- depending upon the maturity of each property. Core consists of all multifamily properties which have been owned more than one full calendar year. Therefore, the 1999 Core represents properties owned as of December 31, 1997. Acquisition/Disposition consists of purchased properties which have not yet reflected one full calendar year of operations and disposed properties. Development consists of properties which the Company has constructed or is in the process of constructing which have not yet had a full calendar year of stabilized operating results. On the first of January each year, Acquisition and Development properties that meet the one year requirements are transferred to the Core portfolio.

     The Company's fourth property segment is the Retail portfolio which consists of the two free-standing retail properties.

     The Company evaluates performance for the Property Segments based on Net Operating Income ("NOI") which is the difference between Rental Revenue and Operating Expenses (which primarily excludes interest expense, general and administrative costs and depreciation.)

Property Service Business Segments

     The Company also evaluates the separate financial information of its equity investment in the Property Service Businesses. These businesses provide professional services such as property management, furnished corporate apartment rentals, engineering and technical consulting, and construction management to both Company-owned properties and properties owned by third parties. Given the similarities in the nature of services, customers and distribution methods, the Company considers the Property Service Businesses to be one segment. The Company evaluates performance for the Property Service Business segment based on Funds from Operations ("FFO"), which is defined using the revised definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sale of property, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs and non-real estate assets, is not added back.

     The accounting policies for all five segments are the same as those described in the summary of significant accounting policies.

     Information concerning operations by segment for each of the three years ended December 31, was as follows (in thousands):

Property Segments

                                                             1999         1998         1997
                                                          ----------   ----------   ----------
Net Operating Income
--------------------
Core Portfolio                                            $  129,156   $  118,702   $   99,081
Acquisition/Disposition Portfolio                             40,727       23,131       10,821
Development Portfolio                                          5,788          (42)         (97)
Retail Portfolio                                               6,612        6,785        6,472
                                                          ----------   ----------   ----------

     Consolidated Total                                      182,283      148,576      116,277

Depreciation and Amortization                                (33,906)     (28,958)     (20,666)
Equity in Income of Joint Ventures                               744           --           --
Equity in Income of Property Service Businesses                6,542        8,433        7,597
Corporate General and Administrative Expenses                 (9,607)      (8,947)      (6,563)
Net Interest Expense                                         (55,555)     (46,077)     (44,348)
                                                          ----------   ----------   ----------

     Income before Gain on Sale, Loss on Unused
         Treasury Lock, and Extraordinary Item            $   90,501   $   73,027   $   52,297
                                                          ==========   ==========   ==========

Revenues
--------

Core Portfolio                                            $  207,810   $  195,082   $  167,109
Acquisition/Disposition Portfolio                             72,468       43,738       22,793
Development Portfolio                                         10,975        1,258           --
Retail Portfolio                                               9,980        9,989       10,042
                                                          ----------   ----------   ----------

     Consolidated Total                                   $  301,233   $  250,067   $  199,944
                                                          ==========   ==========   ==========

Real Estate Assets, Gross
-------------------------

Core Portfolio                                            $  876,531   $  844,661   $  829,954
Acquisition Portfolio                                        625,673      250,513       71,562
Development Portfolio                                        219,472      167,441       53,093
Retail Portfolio                                              59,986       60,031       59,900
                                                          ----------   ----------   ----------
     Subtotal                                              1,781,662    1,322,646    1,014,509
Accumulated Depreciation                                    (242,620)    (228,683)    (210,186)
                                                          ----------   ----------   ----------

     Consolidated Total, Net                              $1,539,042   $1,093,963   $  804,323
                                                          ==========   ==========   ==========

Property Service Business Segment

                                                           1999      1998     1997
                                                         --------  --------  -------
Funds from Operations                                    $  6,170  $  8,683  $ 7,597
Revenues                                                  144,637   107,290   71,555
Depreciation/Amortization                                   2,650     1,386    1,226

16.  EXTRAORDINARY ITEM

     The Company recognized extraordinary losses of $0.4 million, $16.4 million and $0.1 million in connection with debt extinguishments in 1999, 1998 and 1997, respectively. During 1998, losses of $4.1 million and $11.7 million were recognized in connection with the repayment of Mortgage Pool One and Mortgage Pool Two, respectively. The losses consisted of $2.9 million and $9.7 million in yield maintenance premiums and $1.2 million and $2.0 million in non-cash write-offs of unamortized loan fees. In addition, a loss of $0.6 million was recognized on the write-off of unamortized loan fees associated with the termination of the $100 million line of credit and the refinancing of $9.2 million of mortgage loans.

17.  SUBSEQUENT EVENTS (Unaudited)

     In January 2000, the Company acquired a 1,470-unit property in southeast Florida, Ocean View at Sunset Pointe ("Hollywood"). The total capitalized cost of $102 million consisted of $8 million in proceeds from the sale of one multifamily asset, with the balance drawn on the Company's line of credit.

     In February 2000, the Company drew $49.4 million on its FNMA credit facility at 8.00% for ten years. The Company used $37 million of the proceeds to repay a portion of its line of credit.

18.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

     Quarterly financial information for 1999 and 1998 is as follows (in thousands except per share data):

                                                                        Three Months Ended
                                                       ---------------------------------------------------
                                                       March 31,   June 30,   September 30,   December 31,
                                                          1999       1999          1999           1999
                                                       ---------   --------   -------------   ------------
Revenues                                                $ 69,033   $ 70,522        $ 79,194       $ 82,484
Operating Expenses
  (including Depreciation)                               (35,786)   (34,313)        (41,072)       (41,685)
Equity in Income of Joint Ventures                            26        125             257            336
Equity in Income of Property
  Service Businesses                                           2      1,126           2,127          3,287
Interest Expense, Net                                    (13,014)   (13,329)        (15,092)       (14,120)
Corporate General and Administrative
  Expenses                                                (2,209)    (2,420)         (2,156)        (2,822)
                                                        --------   --------        --------       --------
Income Before Gain on Sale and
 Extraordinary Item                                       18,052     21,711          23,258         27,480
Gain on Sale of Property                                   1,858         (7)          5,214         56,608
                                                        --------   --------        --------       --------
Income Before Extraordinary Item                          19,910     21,704          28,472         84,088
Extraordinary Item - Loss on Extinguishment
  of Debt                                                   (359)         -               -             (1)
                                                        --------   --------        --------       --------
Net Income of Operating Partnership                       19,551     21,704          28,472         84,087
Minority Interest                                         (7,442)    (8,095)        (10,702)       (32,297)
                                                        --------   --------        --------       --------
Net Income                                                12,109     13,609          17,770         51,790
Income Attributable to Preferred
  Shares                                                  (2,354)    (2,401)         (3,090)        (5,196)
                                                        --------   --------        --------       --------
Net Income Attributable to Common
  Shares                                                $  9,755   $ 11,208        $ 14,680       $ 46,594
                                                        ========   ========        ========       ========

Earnings Per Common Share - Basic
  Income Before Extraordinary Item                      $   0.54   $   0.58        $   0.75       $   2.30
  Extraordinary Item                                       (0.01)         -               -              -
                                                        --------   --------        --------       --------

  Net Income                                            $   0.53   $   0.58        $   0.75       $   2.30
                                                        ========   ========        ========       ========

Earnings Per Common Share - Diluted
  Income Before Extraordinary Item                      $   0.54   $   0.58        $   0.72       $   2.20
  Extraordinary Item                                       (0.01)         -               -              -
                                                        --------   --------        --------       --------

  Net Income                                            $   0.53   $   0.58        $   0.72       $   2.20
                                                        ========   ========        ========       ========

                                                                       Three Months Ended
                                                       ----------------------------------------------------
                                                       March 31,   June 30,   September 30,   December 31,
                                                          1998       1998          1998           1998
                                                       ----------  ---------  --------------  -------------
Revenues                                                $ 55,650   $ 61,721        $ 66,019       $ 66,677
Operating Expenses
  (including Depreciation)                               (28,665)   (32,176)        (35,710)       (33,898)
Equity in Income of Property
  Service Businesses                                         664      2,227           2,693          2,849
Interest Expense, Net                                    (10,727)   (11,295)        (12,194)       (11,861)
Corporate General and Administrative
  Expenses                                                (2,025)    (2,203)         (2,177)        (2,542)
                                                        --------   --------        --------       --------
Income Before Gain on Sale, Loss on Unused
  Treasury Lock, and Extraordinary Item                   14,897     18,274          18,631         21,225
Gain on Sale of Property                                   3,120          -               -         15,030
Loss on Unused Treasury Lock                                   -          -          (4,923)             -
                                                        --------   --------        --------       --------
Income Before Extraordinary Item                          18,017     18,274          13,708         36,255
Extraordinary Item - Loss on Extinguishment
  of Debt                                                 (4,702)         -               -        (11,682)
                                                        --------   --------        --------       --------
Net Income of Operating Partnership                       13,315     18,274          13,708         24,573
Minority Interest                                         (5,871)    (7,672)         (5,434)        (9,764)
                                                        --------   --------        --------       --------
Net Income                                                 7,444     10,602           8,274         14,809
Income Attributable to Preferred
  Shares                                                  (1,490)    (3,580)         (2,868)        (2,784)
                                                        --------   --------        --------       --------
Net Income Attributable to Common
  Shares                                                $  5,954   $  7,022        $  5,406       $ 12,025
                                                        ========   ========        ========       ========

Earnings Per Common Share - Basic
  Income Before Extraordinary Item                      $   0.55   $   0.46        $   0.32       $   1.05
  Extraordinary Item                                       (0.16)         -               -          (0.37)
                                                        --------   --------        --------       --------

  Net Income                                            $   0.39   $   0.46        $   0.32       $   0.68
                                                        ========   ========        ========       ========

Earnings Per Common Share - Diluted
  Income Before Extraordinary Item                      $   0.55   $   0.45        $   0.32       $   1.05
  Extraordinary Item                                       (0.16)         -               -          (0.37)
                                                        --------   --------        --------       --------

  Net Income                                            $   0.39   $   0.45        $   0.32       $   0.68
                                                        ========   ========        ========       ========

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                Capitalized Costs Before
                                                            Costs             Accumulated Depreciation at
                                 Initial Cost            Capitalized               December 31, 1999
                             -------------------------                   ----------------------------------
                                         Building        Subsequent To                  Building and
Properties                    Land      Improvements      Acquisition       Land        Improvements            Total
------------------------     -------------------------  ---------------------------------------------------   ----------
Operating Properties:
Albemarle                        418             0            6,296           418           6,296                6,714
Arl Overlook (Central,
  North, and South)              810             0           17,683           810          17,683               18,493
Aventura Beach                11,600        66,051               10        11,600          66,061               77,661
Bedford Village                1,062             0           15,998         1,062          15,998               17,060
Bennington                     6,922        22,641              942         6,922          23,583               30,505
Berkeley                         108             0            2,109           108           2,109                2,217
Boulevard of Old Town          2,653         6,391              496         2,653           6,887                9,540
Buchanan House                 9,061        56,935              688         9,061          57,623               66,684
Calvert-Woodley                  172             0            2,998           172           2,998                3,170
Car Barn                       3,576             0           14,089         3,576          14,089               17,665
Charter Oaks                   4,387        10,058            1,073         4,387          11,131               15,518
Cleveland House                  325             0            5,255           325           5,255                5,580
Columbia Crossing              4,701             0           18,821         4,701          18,821               23,522
1841 Columbia Road             3,611         2,000              588         3,611           2,588                6,199
2000 Commonwealth              3,827        23,703              263         3,827          23,966               27,793
Concord Village                    0             0            9,577             0           9,577                9,577
Connecticut Heights            6,956        18,700            2,349         6,956          21,049               28,005
Consulate                      4,808        27,842              101         4,808          27,943               32,751
Corcoran House                   230             0            2,542           230           2,542                2,772
Countryside                    6,530        38,270            1,408         6,530          39,678               46,208
Courthouse Plaza                   0             0           44,829             0          44,829               44,829
Cronin's Landing               9,114        54,427              405         9,114          54,832               63,946
Crystal House I                    0             0           12,176             0          12,176               12,176
Crystal House II                   0             0           10,178             0          10,178               10,178
Crystal Place                  1,245             0           18,949         1,245          18,949               20,194
Crystal Plaza                  7,710        35,355            3,941         7,710          39,296               47,006
Crystal Square                     0             0           23,350             0          23,350               23,350
Crystal Towers                12,607        57,189            2,675        12,607          59,864               72,471
Forte Towers                  12,824        73,426               39        12,824          73,465               86,289
Gateway Place                  1,660             0           17,841         1,660          17,841               19,501
Kenmore                        4,456        11,837            1,472         4,456          13,309               17,765
Lincoln Towers                12,471        76,480            1,443        12,471          77,923               90,394
McClurg Court                 10,637        63,487            2,936        10,637          66,423               77,060
Newport Village                  281             0           17,422           281          17,422               17,703
Oaks of Tysons                 3,819        12,567              897         3,819          13,464               17,283
One East Delaware              6,851        36,576              555         6,851          37,131               43,982
Orleans Village                  700             0           15,365           700          15,365               16,065
Parc Vista                     5,830        33,222              780         5,830          34,002               39,832
Park West                      1,930        11,670              823         1,930          12,493               14,423
Patriot Village                    0             0           30,721             0          30,721               30,721
2501 Porter Street             1,126             0           18,514         1,126          18,514               19,640
Skyline Mall                     482             0           14,642           482          14,642               15,124
Skyline Towers                   360             0           28,812           360          28,812               29,172
Somerset                       8,383        49,317            1,496         8,383          50,813               59,196
Statesman                        600             0            4,988           600           4,988                5,588
Terrace                        3,753        21,933              574         3,753          22,507               26,260
Tunlaw Gardens                 1,530         5,609              909         1,530           6,518                8,048
Tunlaw Park                    1,251         5,414              929         1,251           6,343                7,594
Van Ness                      12,699        29,997            2,184        12,699          32,181               44,880
Water Park Towers              2,500             0           42,486         2,500          42,486               44,986
Westerly                       4,700        19,313              326         4,700          19,639               24,339
Worldgate Centre               4,105             0           40,753         4,105          40,753               44,858
Development Properties:
Alban Towers                   9,197        10,523                0         9,197          10,523               19,720
Courthouse Place              10,367        58,561              315        10,367          58,876               69,243
One Superior Place            11,175        98,711                0        11,175          98,711              109,886
Park Connecticut               3,160        17,891                0         3,160          17,891               21,051
Undeveloped Land              19,275             0                0        19,275               0               19,275
                            ------------------------------------------------------------------------------------------
                            $258,555    $1,056,096         $467,011      $258,555      $1,523,107           $1,781,662
                            ==========================================================================================

                              Accumulated         Net                Date of              Date            Depreciable
Properties                   Depreciation       Property           Construction          Acquired            Lives
------------------------   ---------------   -----------------   ------------------     ----------       ------------
Operating Properties:
Albemarle                        (3,897)            2,817                    1966             -           5 - 40 years
Arl Overlook (Central,
  North, and South)             (12,491)            6,002                    1960             -           5 - 40 years
Aventura Beach                      (77)           77,584                    1972          1999           5 - 40 years
Bedford Village                  (9,633)            7,427                    1967             -           5 - 40 years
Bennington                       (2,481)           28,024                    1982          1995           5 - 40 years
Berkeley                         (1,732)              485                    1961             -           5 - 40 years
Boulevard of Old Town              (735)            8,805                    1941          1995           5 - 40 years
Buchanan House                   (1,363)           65,321                    1972          1999           5 - 40 years
Calvert-Woodley                  (2,081)            1,089                    1962             -           5 - 40 years
Car Barn                         (5,883)           11,782               1982/1986             -           5 - 40 years
Charter Oaks                     (1,126)           14,392                    1970          1996           5 - 40 years
Cleveland House                  (3,411)            2,169                    1962             -           5 - 40 years
Columbia Crossing                (5,529)           17,993               1990/1991             -           5 - 40 years
1841 Columbia Road                 (204)            5,995                    1923          1996           5 - 40 years
2000 Commonwealth                (1,325)           26,468                    1986          1997           5 - 40 years
Concord Village                  (6,436)            3,141                    1967             -           5 - 40 years
Connecticut Heights              (2,319)           25,686               1920/1974          1995           5 - 40 years
Consulate                          (318)           32,433                    1978          1999           5 - 40 years
Corcoran House                   (1,761)            1,011                    1961             -           5 - 40 years
Countryside                        (456)           45,752                    1972          1999           5 - 40 years
Courthouse Plaza                (13,597)           31,232               1988/1990             -           5 - 40 years
Cronin's Landing                 (1,973)           61,973                    1997          1998           5 - 40 years
Crystal House I                  (7,092)            5,084                    1969             -           5 - 40 years
Crystal House II                 (7,170)            3,008                    1964             -           5 - 40 years
Crystal Place                    (7,371)           12,823                    1986             -           5 - 40 years
Crystal Plaza                    (2,650)           44,356                    1967          1997           5 - 40 years
Crystal Square                   (9,182)           14,168                    1975             -           5 - 40 years
Crystal Towers                   (4,283)           68,188               1966/1967          1997           5 - 40 years
Forte Towers                        (99)           86,190               1964/1979          1999           5 - 40 years
Gateway Place                    (6,070)           13,431                    1987             -           5 - 40 years
Kenmore                            (866)           16,899                    1950          1997           5 - 40 years
Lincoln Towers                   (4,264)           86,130                    1992          1997           5 - 40 years
McClurg Court                    (2,784)           74,276                    1972          1998           5 - 40 years
Newport Village                 (10,674)            7,029                    1971             -           5 - 40 years
Oaks of Tysons                   (1,379)           15,904                    1980          1995           5 - 40 years
One East Delaware                (2,035)           41,947                    1989          1997           5 - 40 years
Orleans Village                 (10,624)            5,441               1965/1966             -           5 - 40 years
Parc Vista                       (1,436)           38,396                    1990          1998           5 - 40 years
Park West                          (294)           14,129                    1969          1999           5 - 40 years
Patriot Village                 (17,057)           13,664          1973/1975/1977             -           5 - 40 years
2501 Porter Street               (5,919)           13,721               1987/1988             -           5 - 40 years
Skyline Mall                     (8,633)            6,491                    1977             -           5 - 40 years
Skyline Towers                  (17,502)           11,670                    1972             -           5 - 40 years
Somerset                           (588)           58,608                    1968          1999           5 - 40 years
Statesman                        (3,786)            1,802                    1961             -           5 - 40 years
Terrace                            (543)           25,717                    1968          1999           5 - 40 years
Tunlaw Gardens                     (265)            7,783                    1944          1998           5 - 40 years
Tunlaw Park                        (253)            7,341                    1953          1998           5 - 40 years
Van Ness                         (2,620)           42,260                    1970          1996           5 - 40 years
Water Park Towers               (12,421)           32,565                    1989             -           5 - 40 years
Westerly                         (2,115)           22,224                    1995             -           5 - 40 years
Worldgate Centre                (12,506)           32,352                    1990             -           5 - 40 years
Development Properties:
Alban Towers                          0            19,720      Under construction          1999                    N/A
Courthouse Place                 (1,092)           68,151                    1999             -           5 - 40 years
One Superior Place                 (219)          109,667      Under construction             -                    N/A
Park Connecticut                      0            21,051      Under construction             -                    N/A
Undeveloped Land                      0            19,275      Future development             -                    N/A
                             ----------------------------
                              ($242,620)       $1,539,042
                             ============================

     The aggregate cost for Federal income tax purposes of the Company's investment in real estate was approximately $1.4 billion and $1.1 billion at December 31, 1999 and 1998, respectively. The changes in total real estate and accumulated depreciation for the three years ended December 31 are as follows (in thousands):

                                           Total Real Estate Assets
                                     ------------------------------------
                                        1999         1998         1997
                                        ----         ----         ----
BALANCE, Beginning of Year           $1,322,646   $1,014,509   $  660,000
 Acquisitions                           413,391      190,933      288,605
 Development                            135,257      114,347       53,093
 Improvements                            33,056       16,852       12,811
 Retirements and Write-offs            (122,688)     (13,995)          --
                                     ----------   ----------   ----------
BALANCE, End of Year                 $1,781,662   $1,322,646   $1,014,509
                                     ==========   ==========   ==========

                                           Accumulated Depreciation
                                     ------------------------------------
                                         1999        1998         1997
                                         ----        ----         ----
BALANCE, Beginning of Year           $  228,683   $  210,186   $  189,907
 Depreciation Expense                    33,276       28,616       20,279
 Retirements and Write-offs             (19,339)     (10,119)          --
                                     ----------   ----------   ----------

BALANCE, End of Year                 $  242,620   $  228,683   $  210,186
                                     ==========   ==========   ==========

                                 EXHIBIT INDEX

 Item                               Document                                      Page
 ----                               --------                                      ----
    2.1   Third Party Management and Leasing, Hotel Asset Management and           -
          Corporate Services Business Transfer Agreement by and between Charles
          E. Smith Residential Realty, Inc. and Smith Property Management, Inc.
          (Incorporated by reference to Exhibit No. 2.1 of the Company's
          Form 10-K for the year ended December 31, 1994)

    2.2   REIT Properties Management and Leasing Business Transfer Agreement by    -
          and between Charles E. Smith Management, Inc. and Charles E. Smith
          Residential Realty L.P. (Incorporated by reference to Exhibit No. 2.2 of the Company's Form 10-K for the year ended December 31, 1994)

    2.3   Assignment by Robert H. Smith, Clarice R. Smith, Robert P. Kogod and     -
          Arlene R. Kogod to Charles E. Smith Management, Inc. of 99% of all
          Partnership Interests of Residential Associates Limited Partnership
          (Incorporated by reference to Exhibit No. 2.3 of the Company's
          Form 10-K for the year ended December 31, 1994)

    2.4   Assignment and Assumption Agreement by Residential Associates Limited    -
          Partnership and Charles E. Smith Residential Realty L.P. (Incorporated
          by reference to Exhibit No. 2.4 of the Company's Form 10-K for the
          year ended December 31, 1994)

    2.5   Debt Assumption Agreement and Accord and Satisfaction of Debt by         -
          Charles E. Smith Management, Inc. and Charles E. Smith Residential
          Realty L.P. (Incorporated by reference to Exhibit No. 2.5 of the
          Company's Form 10-K for the year ended December 31, 1994)

    2.6   Debt Contribution Agreement between Charles E. Smith Management, Inc.    -
          and Charles E. Smith Residential Realty L.P. (the "Operating
          Partnership") (Incorporated by reference to Exhibit No. 2.6 of the
          Company's Form 10-K for the year ended December 31, 1994)

    3.1   Amended and Restated Articles of Incorporation of Charles E. Smith       -
          Residential Realty, Inc. (the "Company") (Incorporated by reference to
          Exhibit No. 3.1 of the Company's Registration Statement on Form S-11,
          No. 33-75288)

 Item                               Document                                      Page
 ----                               --------                                      ----
   3.2    Articles of Amendment to Articles of Amendment and Restatement of        -
          Articles of Incorporation of Charles E. Smith Residential Realty,
          Inc. (Incorporated by reference to Exhibit No. 3.2 of the
          Company's Form 10-K for the year ended December 31, 1998)

   3.3    Amended and Restated Bylaws of the Company (Incorporated by              -
          reference to Exhibit 3.2 in the Company's Registration Statement
          on Form S-3 (File No. 33-93986)

   3.4    Articles Supplementary to Amended and Restated Articles of               -
          Incorporation of the Company (Incorporated by reference to
          Exhibit No. 3.1 of Company's Quarterly Report on Form 10-Q for
          the Quarter Ended June 30, 1997)

   3.5    Articles Supplementary of the Company for Classifying and                -
          Designating Series B Cumulative Convertible Redeemable Preferred
          Stock (Incorporated by reference to Exhibit No. 4.1 of the
          Company's Report on Form 8-K dated October 3, 1997 and filed
          October 20, 1997)

   3.6    Certificate of Correction relating to Articles Supplementary for         -
          Series B Cumulative Convertible Redeemable Preferred Stock
          (Incorporated by reference to Exhibit No. 4.2 of the Company's
          Report on Form 8-K dated October 3, 1997 and filed October 20,
          1997)

   3.7    Articles Supplementary for Series C Cumulative Redeemable                -
          Preferred Stock (Incorporated by reference to Exhibit No. 3.5 in the Company's Registration Statement on Form S-3, File No. 333-
          17053)

   3.8    Articles Supplementary of the Company for Classifying and                -
          Designating a Series of Preferred Stock as Series D Junior
          Participating Preferred Stock and Fixing Distribution and Other
          Preferences and Rights of Such Series (Incorporated by reference to Exhibit No. 3.8 of the Company's Form 10-K for the year ended
          December 31, 1998)

   3.9    Articles Supplementary of the Company for Classifying and                -
          Designating Series E Cumulative Convertible Redeemable Preferred
          Stock (Incorporated by reference to Exhibit 99.1 of the Company's
          Quarterly Report on Form 10-Q for the Quarter Ended June 30,
          1999)

  3.10    Articles Supplementary of the Company for Classifying and                -
          Designating Series F Cumulative Convertible Redeemable Preferred
          Stock (Incorporated by reference to Exhibit No. 99.2 of the
          Company's Quarterly Report on Form 10-Q for the Quarter Ended
          June 30, 1999)

 Item                               Document                                      Page
 ----                               --------                                      ----
    3.11  Articles Supplementary of the Company for Classifying and Designating    -
          Series G Cumulative Convertible Redeemable Preferred Stock
          (Incorporated by reference to Exhibit No. 99.3 of the Company's
          Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999)

    3.12  Articles Supplementary of the Company for Classifying and Designating    -
          Series H Cumulative Convertible Redeemable Preferred Stock
          (Incorporated by reference to Exhibit No. 99.1 of the Company's
          Quarterly Report on Form 10-Q for the Quarter Ended September 30,
          1999)

    3.13  Certificate of Amendment of Amended and Restated By-laws of Charles E.  E-1
          Smith Residential Realty, Inc.

     4.1  First Amended and Restated Agreement of Limited Partnership of the       -
          Operating Partnership, as amended (Incorporated by reference to
          Exhibit No. 4.1 of the Company's Form 10-K for the year ended December
          31, 1994)

     4.2  Certificate of Limited Partnership of the Operating Partnership          -
          (Incorporated by reference to Exhibit No. 4.2 of the Company's Form
          10-K for the year ended December 31, 1994)

     4.3  Ninth Amendment to Amended and Restated Agreement of Limited             -
          Partnership of the Operating Partnership (Incorporated by reference to Exhibit No. 4.1 of the Company's Quarterly Report on Form 10-Q for
          the Quarter Ended June 30, 1997)

     4.4  Tenth Amendment to Amended and Restated Agreement of Limited             -
          Partnership of the Operating Partnership (Incorporated by reference to Exhibit No. 4.4 of the Company's Form 10-K for the year ended
          December 31, 1997)

     4.5  Fifteenth Amendment to First Amended and Restated Agreement of Limited   -
          Partnership of the Operating Partnership (Incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q for the
          Quarter Ended March 31, 1998)

     4.6  Seventeenth Amendment to First Amended and Restated Agreement of         -
          Limited Partnership of the Operating Partnership (Incorporated by
          reference to Exhibit No. 4.6 of the Company's Form 10-K for the year ended December 31, 1998)

 Item                               Document                                      Page
 ----                               --------                                      ----
     10.1  Noncompetition Agreement by and among the Company, the Operating -
           Partnership and Robert P. Kogod and Robert H. Smith (Incorporated by
           reference to Exhibit No. 10.1 of the Company's Form 10-K for the year ended December 31, 1994)

     10.2  Registration Rights and Lock-up Agreement (Incorporated by reference    -
           to Exhibit No. 10.2 of the Company's Form 10-K for the year ended
           December 31, 1994)

     10.3  Pledge Agreement (Incorporated by reference to Exhibit No. 10.3 of      -
           the Company's Form 10-K for the year ended December 31, 1994)

     10.4  First Amended and Restated 1994 Employee Stock and Unit Option Plan     -
           (Incorporated by reference to Exhibit No. 10.4 of the Company's Form
           10-K for the year ended December 31, 1994)

     10.5  First Amended and Restated 1994 Employee Restricted Stock and           -
           Restricted Unit Plan (Incorporated by reference to Exhibit No. 10.5 of the Company's Form 10-K for the year ended December 31, 1994)

     10.6  Non-Employee Directors Stock Option Plan (Incorporated by reference     -
           to Exhibit No. 10.6 of the Company's Form 10-K for the year ended
           December 31, 1994)

     10.7  Subscription Agreement (Incorporated by reference to Exhibit No. 10.7   -
           of the Company's Form 10-K for the year ended December 31, 1994)

     10.8  Voting Stock Partnership Agreement for Smith Property Management        -
           Partnership (Incorporated by reference to Exhibit No. 10.8 of the
           Company's Form 10-K for the year ended December 31, 1994)

     10.9  Voting Stock Partnership Agreement for Smith Management Construction    -
           Partnership (Incorporated by reference to Exhibit No. 10.9 of the
           Company's Form 10-K for the year ended December 31, 1994)

    10.10  Voting Stock Partnership Agreement for Consolidated Engineering         -
           Services Partnership (Incorporated by reference to Exhibit No. 10.10 of the Company's Form 10-K for the year ended December 31, 1994)

    10.11  Amended and Restated Articles of Incorporation of Smith Realty          -
           Company (Incorporated by reference to Exhibit No. 10.11 of the
           Company's Form 10-K for the year ended December 31, 1994)

 Item                               Document                                         Page
 ----                               --------                                         ----
    10.12  By-Laws of Smith Property Management, Inc. (Incorporated by reference      -
           to Exhibit No. 10.12 of the Company's Registration Statement on Form
           S-11, No. 33-75288)

    10.13  Articles of Incorporation of Smith Management Construction, Inc.           -
           (Incorporated by reference to Exhibit No. 10.13 of the Company's
           Registration Statement on Form S-11, No. 33-75288)

    10.14  By-Laws of Smith Management Construction, Inc. (Incorporated by            -
           reference to Exhibit No. 10.14 of the Company's Registration
           Statement on Form S-11, No. 33-75288)

    10.15  Articles of Incorporation of Consolidated Engineering Services, Inc.       -
           (Incorporated by reference to Exhibit No. 10.15 of the Company's
           Registration Statement on Form S-11, No. 33-75288)

    10.16  By-Laws of Consolidated Engineering Services, Inc. (Incorporated by        -
           reference to Exhibit No. 10.16 of the Company's Registration
           Statement on Form S-11, No. 33-75288)

    10.17  Certificate of Incorporation of Smith One, Inc. (Incorporated by           -
           reference to Exhibit No. 10.17 of the Company's Registration
           Statement on Form S-11, No. 33-75288)

    10.18  By-Laws of Smith One, Inc. (Incorporated by reference to Exhibit No.       -
           10.18 of the Company's Registration Statement on Form S-11, No. 33-
           75288)

    10.19  Agreement of Limited Partnership of Smith Property Holdings One L.P.       -
           (Incorporated by reference to Exhibit No. 10.19 of the Company's
           Form 10-K for the year ended December 31, 1994)

    10.20  Agreement of Limited Partnership of Smith Property Holdings One            -
           (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.20 of the
           Company's Form 10-K for the year ended December 31, 1994)

    10.21  Certificate of Incorporation of Smith Two, Inc. (Incorporated by           -
           reference to Exhibit No. 10.21 of the Company's Registration
           Statement on Form S-11, No. 33-75288)

    10.22  By-Laws of Smith Two, Inc. (Incorporated by reference to Exhibit No.       -
           10.22 of the Company's Registration Statement on Form S-11, No. 33-
           75288)

 Item                               Document                                         Page
 ----                               --------                                         ----
    10.23  Agreement of Limited Partnership of Smith Property Holdings Two            -
           L.P.(Incorporated by reference to Exhibit No. 10.23 of the Company's
           Form 10-K for the year ended December 31, 1994)

    10.24  Agreement of Limited Partnership of Smith Property Holdings Two            -
           (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.24 of the
           Company's Form 10-K for the year ended December 31, 1994)

    10.25  Certificate of Incorporation of Smith Three, Inc. (Incorporated by         -
           reference to Exhibit No. 10.25 of the Company's Registration
           Statement on Form S-11, No. 33-75288)

    10.26  By-Laws of Smith Three, Inc. (Incorporated by reference to Exhibit         -
           No. 10.26 of the Company's Registration Statement on Form S-11, No.
           33-75288)

    10.27  Agreement of Limited Partnership of Smith Property Holdings Three          -
           L.P. (Incorporated by reference to Exhibit No. 10.27 of the
           Company's Form 10-K for the year ended December 31, 1994)

    10.28  Agreement of Limited Partnership of Smith Property Holdings Three          -
           (D.C.) L.P.(Incorporated by reference to Exhibit No. 10.28 of the
           Company's Form 10-K for the year ended December 31, 1994)

    10.29  Certificate of Incorporation of Smith Four, Inc. (Incorporated by          -
           reference to Exhibit No. 10.29 of the Company's Registration
           Statement on Form S-11, No. 33-75288)

    10.30  By-Laws of Smith Four, Inc. (Incorporated by reference to Exhibit No.      -
           10.30 of the Company's Registration Statement on Form S-11, No. 33-
           75288)

    10.31  Agreement of Limited Partnership of Smith Property Holding Four L.P.       -
           (Incorporated by reference to Exhibit No. 10.31 of the Company's
           Form 10-K for the year ended December 31, 1994)

    10.32  Amended and Restated Certificate of Incorporation of Smith Five, Inc.      -
           (Incorporated by reference to Exhibit No. 10.32 of the Company's
           Form 10-K for the year ended December 31, 1994)

    10.33  By-Laws of Smith Five, Inc. (Incorporated by reference to Exhibit No.      -
           10.33 of the Company's Registration Statement on Form S-11, No. 33-
           75288)

 Item                               Document                                         Page
 ----                               --------                                         ----
    10.34  Agreement of Limited Partnership of Smith Property Holdings Five           -
           (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.34 of the
           Company's Form 10-K for the year ended December 31, 1994)

    10.35  License Agreement between Charles E. Smith Management, Inc. and the        -
           Company (Incorporated by reference to Exhibit No. 10.35 of the
           Company's Form 10-K for the year ended December 31, 1994)

    10.36  License Agreement between Charles E. Smith Management, Inc. and the        -
           Operating Partnership (Incorporated by reference to Exhibit No.
           10.36 of the Company's Form 10-K for the year ended December 31,
           1994)

    10.37  Agreement of Limited Partnership of Smith Property Holdings Five L.P.      -
           (Incorporated by reference to Exhibit No. 10.0 of the Company's
           Quarterly Report on Form 10-Q for the Quarter Ended September 30,
           1994)

    10.38  Certificate of Limited Partnership of Smith Property Holdings Five         -
           L.P. (Incorporated by reference to Exhibit No. 10.38 of the
           Company's Form 10-K for the year ended December 31, 1994)

    10.39  Deed of Trust and Security Agreement between Smith Property Holdings       -
           Three L.P. ("Smith Three") and The Northwestern Mutual Life
           Insurance Company ("Northwestern") (Incorporated by reference to
           Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-Q for
           the Quarter Ended June 30, 1994)

    10.40  Guarantee of Recourse Obligations by Smith Three and the Operating         -
           Partnership (Incorporated by reference to Exhibit No. 10.3 of the
           Company's Quarterly Report on Form 10-Q for the Quarter Ended June
           30, 1994)

    10.41  Absolute Assignment of Leases and Rents between Smith Three and            -
           Northwestern (Incorporated by reference to Exhibit No. 10.4 of the
           Company's Quarterly Report on Form 10-Q for the Quarter Ended June
           30, 1994)

    10.42  Promissory Note of Smith Three to Northwestern (Incorporated by            -
           reference to Exhibit No. 10.5 of the Company's Quarterly Report on
           Form 10-Q for the Quarter Ended June 30, 1994)

    10.43  Purchase Money Deed of Trust and Security Agreement between Smith          -
           Property Holdings Three (D.C.) L.P. ("Smith Three D.C.") and
           Northwestern (Incorporated by reference to Exhibit No. 10.6 of the
           Company's Quarterly Report on Form 10-Q for the Quarter Ended June
           30, 1994)

 Item                               Document                                         Page
 ----                               --------                                         ----
    10.44  Guarantee of Recourse Obligations by Smith Three D.C. and the              -
           Operating Partnership (Incorporated by reference to Exhibit No. 10.7 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended
           June 30, 1994)

    10.45  Absolute Assignment of Leases and Rents between Smith Three D.C. and       -
           Northwestern (Incorporated by reference to Exhibit No. 10.8 of the
           Company's Quarterly Report on Form 10-Q for the Quarter Ended June
           30, 1994)

    10.46  Purchase Money Promissory Note of Smith Three D.C. to Northwestern         -
           (Incorporated by reference to Exhibit No. 10.9 of the Company's
           Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

    10.47  Supplemental Loan Agreement by and among Smith Property Holdings Two       -
           L.P. ("Smith Two"), Smith Property Holdings Two (D.C.) L.P. ("Smith
           Two D.C.") and Green Park Financial Limited Partnership ("Green
           Park") (Incorporated by reference to Exhibit No. 10.47 of the
           Company's Form 10-K for the year ended December 31, 1998)

    10.48  Supplemental Loan Agreement by and among Smith Property Holdings One       -
           L.P. ("Smith One D.C."), Smith Property Holdings One (D.C.) L.P.
           ("Smith One D.C.") and GMAC (Incorporated by reference to Exhibit No.
           10.13 of the Company's Quarterly Report on Form 10-Q for the Quarter
           Ended June 30, 1994)

    10.49  Multifamily Note of Smith One to GMAC (Incorporated by reference to        -
           Exhibit No. 10.14 of the Company's Quarterly Report on Form 10-Q for
           the Quarter Ended June 30, 1994)

    10.50  Multifamily Note of Smith One D.C. to GMAC (Incorporated by reference      -
           to Exhibit No. 10.15 of the Company's Quarterly Report on Form 10-Q
           for the Quarter Ended June 30, 1994)

    10.51  Absolute Assignment of Leases and Rents by Smith One D.C. to GMAC          -
           (Incorporated by reference to Exhibit No. 10.16 of the Company's
           Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

    10.52  Property Management Agreement by and between Smith One and the             -
           Operating Partnership (Incorporated by reference to Exhibit No.
           10.17 of the Company's Quarterly Report on Form 10-Q for the Quarter
           Ended June 30, 1994)

 Item                               Document                                         Page
 ----                               --------                                         ----
    10.53  Multifamily Deed of Trust, Assignment of Rents and Security Agreement      -
           between Smith One D.C. and GMAC (Incorporated by reference to
           Exhibit No. 10.18 of the Company's Quarterly Report on Form 10-Q for
           the Quarter Ended June 30, 1994)

    10.54  Commercial Leasing and Property Management Agreement between Smith         -
           Three and the Operating Partnership (Incorporated by reference to
           Exhibit No. 10.19 of the Company's Quarterly Report on Form 10-Q for
           the Quarter Ended June 30, 1994)

    10.55  Agreement of Limited Partnership of Smith Employment Services L.P.         -
           (Incorporated by reference to Exhibit No. 10.58 of the Company's
           Form 10-K for the year ended December 31, 1994)

    10.56  Certificate of Limited Partnership of Smith Employment Services L.P.       -
           (Incorporated by reference to Exhibit No. 10.59 of the Company's
           Form 10-K for the year ended December 31, 1994)

    10.57  Second Restated and Amended Agreement of Limited Partnership of First      -
           Herndon Associated Limited Partnership (Incorporated by reference to
           Exhibit No. 10.1 of the Company's Quarterly Report on Form 10-Q for
           the Quarter Ended June 30, 1995)

    10.58  Second Amendment to the Certificate of Limited Partnership of First        -
           Herndon Associates Limited Partnership (Incorporated by reference to
           Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-Q for
           the Quarter Ended June 30, 1995)

    10.59  Certificate of Incorporation of Smith Six, Inc. (Incorporated by           -
           reference to Exhibit No. 10.1 of the Company's Quarterly Report on
           Form 10-Q for the Quarter Ended March 31, 1995)

    10.60  By-Laws of Smith Six, Inc. (Incorporated by reference to Exhibit No.       -
           10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter
           Ended March 31, 1995)

    10.61  Agreement of Limited Partnership of Smith Property Holdings Six L.P.       -
           (Incorporated by reference to Exhibit No. 10.3 of the Company's
           Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

    10.62  Agreement of Limited Partnership of Smith Property Holdings Six            -
           (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.4 of the
           Company's Quarterly Report on Form 10-Q for the Quarter Ended March
           31, 1995)

 Item                               Document                                         Page
 ----                               --------                                         ----
    10.63  Certificate of Incorporation of Smith Seven, Inc. (Incorporated by         -
           reference to Exhibit No. 10.66 of the Company's Form 10-K for the
           year ended December 31, 1995)

    10.64  By-Laws of Smith Seven, Inc. (Incorporated by reference to Exhibit         -
           No. 10.67 of the Company's Form 10-K for the year ended December 31,
           1995)

    10.65  Agreement of Limited Partnership of Smith Property Holdings Seven          -
           L.P. (Incorporated by reference to Exhibit No. 10.68 of the
           Company's Form 10-K for the year ended December 31, 1995)

    10.66  Commitment for Mortgage Loan to the Operating Partnership from             -
           Northwestern Mutual Life Insurance Company (Incorporated by
           reference to Exhibit No. 10.69 of the Company's Form 10-K for the
           year ended December 31, 1995)

    10.67  Third Amended and Restated Credit Agreement by and between the             -
           Operating Partnership and PNC Bank, National Association, et. al.
           (Incorporated by reference to Exhibit No. 10.71 of the Company's Form
           10-K for the year ended December 31, 1997)

    10.68  First Amendment to Third Amended and Restated Credit Agreement             -
           between the Operating Partnership and PNC Bank, National
           Association, et. Al. (Incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended
           June 30, 1998)

    10.69  Second Amendment to Third Amended and Restated Credit Agreement            -
           between the Operating Partnership and PNC Bank, National
           Association, et. al. (Incorporated by reference to Exhibit 99.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended
           June 30, 1998)

    10.70  First Amendment to First Amended and Restated Agreement of 1994            -
           Employee Stock and Unit Option Plan of Charles E. Smith Residential
           Realty, Inc. (Incorporated by reference to Exhibit 4.9 in the
           Company's Registration Statement on Form S-8, File No. 333-67421)

    10.71  Second Amendment to First Amended and Restated Agreement of 1994           -
           Employee Stock and Unit Option Plan of Charles E. Smith Residential
           Realty, Inc. (Incorporated by reference to Exhibit No. 10.71 of the
           Company's Form 10-K for the year ended December 31, 1998)

 Item                               Document                                         Page
 ----                               --------                                         ----
    10.72  Rights Agreement between Charles E. Smith Residential Realty, Inc.         -
           and First Union National Bank, as Rights Agent (Incorporated by
           reference to Exhibit No. 10.72 of the Company's Form 10-K for the
           year ended December 31, 1998)

    10.73  Third Amendment to First Amended and Restated 1994 Employee
           Restricted Stock and Unit Option Plan of Charles E. Smith                 E-2
           Residential Realty, Inc.

    10.74  First Amendment to First Amended and Restated 1994 Employee
           Restricted Stock and Restricted Unit Plan of Charles E. Smith             E-3
           Residential Realty, Inc.

    10.75  Fourth Amendment to First Amended and Restated 1994 Employee Stock
           and Unit Option Plan of Charles E. Smith Residential Realty, Inc.         E-4

       21  Subsidiaries of the Registrant                                            E-5

     23.1  Consent of Arthur Andersen LLP                                            E-6

       27  Financial Data Schedule                                                    -