Form 10-Q
period 2000-03-31
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 2000-05-11
CIK 919004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ___________________

                                   FORM 10-Q

           X      Quarterly Report Pursuant to Section 13 or 15(d)
          ---
                    of the Securities Exchange Act of 1934
                    For the quarter ended March 31, 2000

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

   As of April 30, 2000, there were 21,030,807 shares of Common Stock of the Registrant issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                   FORM 10-Q
                                     INDEX


                                                                           Pages
                                                                           -----
PART I:     FINANCIAL INFORMATION

   Item 1:  Financial Statements


            Charles E. Smith Residential Realty, Inc. Financial
            Statements as of March 31, 2000 and December 31, 1999,
            Filed as a Part of This Report

            Consolidated Balance Sheets                                        3

            Consolidated Statements of Operations                              4

            Consolidated Statements of Shareholders' Equity                    5

            Condensed Consolidated Statements of Cash Flows                    6


            Notes to Consolidated Financial Statements                         7

  Item 2:   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     13

PART II:    OTHER INFORMATION                                                 23

SIGNATURES                                                                    24

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                             March 31, 2000          December 31, 1999
                                                                           ------------------       ------------------
                                                                               (Unaudited)
         ASSETS

Rental property, net                                                       $        1,472,567       $        1,369,416
Rental property under development                                                     177,156                  169,626
Cash                                                                                        -                   10,557
Escrow funds                                                                           11,402                   18,309
Investment in and advances to Property Service Businesses                              79,715                   70,282
Investment in unconsolidated properties                                                24,751                   22,338
Deferred charges, net                                                                  16,476                   16,727
Security deposits                                                                       8,048                    4,058
Other assets                                                                           19,405                   23,465
                                                                           ------------------       ------------------
                                                                           $        1,809,520       $        1,704,778
                                                                           ==================       ==================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Mortgage loans and notes payable:
         Mortgage loans                                                    $          865,365       $          817,278
         Construction loans                                                            82,731                   80,045
         Lines of credit                                                              123,000                   72,000
                                                                           ------------------       ------------------
             Total mortgage loans and notes payable                                 1,071,096                  969,323
     Accounts payable and accrued expenses                                             42,005                   44,480
     Security deposits                                                                  8,048                    4,058
                                                                           ------------------       ------------------
         Total liabilities                                                          1,121,149                1,017,861
                                                                           ------------------       ------------------

Commitments and contingencies

Minority Interest                                                                     201,569                  205,553

Shareholders' equity
     Preferred stock                                                                  251,500                  251,500
     Common stock - $0.01 par value; 80,000,000 shares authorized;
         20,991,711 and 20,673,039 shares issued and outstanding
         at March 31, 2000 and December 31, 1999, respectively                            210                      207
     Additional paid-in capital                                                       207,541                  200,367
     Retained earnings                                                                 27,551                   29,290
                                                                           ------------------       ------------------
          Total shareholders' equity                                                  486,802                  481,364
                                                                           ------------------       ------------------

                                                                           $        1,809,520       $        1,704,778
                                                                           ==================       ==================

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)


                                                                            For the Three Months
                                                                               Ended March 31,
                                                                       -------------------------------

                                                                           2000              1999
                                                                       -------------     -------------
Rental Properties:
   Revenues                                                            $      88,854     $      69,033

   Expenses
     Operating costs                                                         (27,933)          (22,154)
     Real estate taxes                                                        (7,566)           (5,404)
     Depreciation and amortization                                           (10,567)           (8,228)
                                                                       --------------    --------------
        Total expenses                                                       (46,066)          (35,786)

Equity in income of unconsolidated properties                                    783               116

Equity in income of Property Service Businesses                                  519                 2

Corporate general and administrative expenses                                 (2,695)           (2,209)
Interest income                                                                   63                44
Interest expense                                                             (17,856)          (13,148)
                                                                       --------------    --------------

Income before gain on sales and extraordinary item                            23,602            18,052

Gain on sales                                                                      -             1,858
                                                                       --------------    --------------

Income before extraordinary item                                              23,602            19,910

Extraordinary item - loss on extinguishment of debt                                -              (359)
                                                                       --------------    --------------

Net income of the Operating Partnership                                       23,602            19,551

Minority Interest                                                             (7,977)           (7,442)
                                                                       --------------    --------------

Net income                                                                    15,625            12,109

Less:    Income attributable to preferred shares                              (5,011)           (2,354)
                                                                       --------------    --------------

Net income attributable to common shares                               $      10,614     $       9,755
                                                                       ==============    ==============

Earnings per common share - basic

   Income before extraordinary item                                    $        0.51     $        0.54
   Extraordinary item                                                              -             (0.01)
                                                                       --------------    --------------

   Net income                                                          $        0.51     $        0.53
                                                                       ==============    ==============

Earnings per common share - diluted

   Income before extraordinary item                                    $        0.51     $        0.54
   Extraordinary item                                                              -             (0.01)
                                                                       --------------    --------------

   Net income                                                          $        0.51     $        0.53
                                                                       ==============    ==============

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Dollars in Thousands)

   Common                                                                           Additional
   Stock                                                    Preferred     Common      Paid-in     Retained
outstanding                                                   Stock        Stock      Capital     Earnings         Total
--------------------------------------------------------------------------------------------------------------------------
18,212,600   Balance, December 31, 1998                     $  141,867    $  182    $  132,669    $   (9,741)   $  264,977

               Operating Partnership equity exchanged
         -       for acquisitions                                    -         -        42,426             -        42,426
               Proceeds from issuance of Series E
         -       Preferred Stock                                25,000         -             -             -        25,000
               Proceeds from issuance of Series H
         -       Preferred Stock                                55,000         -             -             -        55,000
               Proceeds from issuance of Series F
         -       Preferred Stock                                25,000         -             -             -        25,000
               Proceeds from issuance of Series G
         -       Preferred Stock                                25,000         -             -             -        25,000
               Offering costs associated with
         -       Preferred Stock                                     -         -        (4,837)            -        (4,837)
               Conversion of Preferred Stock to
   714,628       Common Stock                                  (20,367)        7        20,360             -             -
               Conversion of Operating Partnership
   656,443       units to common stock                               -         7            (7)            -             -
               Proceeds from issuance of Common
   894,586       Stock                                               -         9        30,616             -        30,625
         -     Amortization of grants                                -         -           762             -           762
   163,400     Exercise of options                                   -         2         4,440             -         4,442
    31,382     Stock grants awarded                                  -         -             -             -             -
         -     Net income                                            -         -             -        95,278        95,278
         -     Dividends                                             -         -             -       (56,247)      (56,247)
         -     Adjustment for Minority Interest                      -         -       (26,062)            -       (26,062)
----------                                                  ----------    ------    ----------    ----------    ----------

20,673,039   Balance, December 31, 1999                     $  251,500    $  207    $  200,367    $   29,290    $  481,364

               Conversion of Operating Partnership
   165,331       units to Common Stock                               -         2            (2)            -             -
         -     Amortization of grants                                -         -           215             -           215
    99,552     Exercise of options                                   -         1         2,613             -         2,614
    53,789     Stock grants awarded                                  -         -             -             -             -
         -     Net income                                            -         -             -        15,625        15,625
         -     Dividends                                             -         -             -       (17,364)      (17,364)
         -     Adjustment for Minority Interest                      -         -         4,348             -         4,348
----------                                                  ----------    ------    ----------    ----------    ----------

20,991,711   Balance, March 31, 2000 (Unaudited)            $  251,500    $  210    $  207,541    $   27,551    $  486,802
==========                                                  ==========    ======    ==========    ==========    ==========

        The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                 For the Three Months
                                                                   Ended March 31,
                                                              -----------------------------
                                                                  2000             1999
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                        $     24,750       $    33,035

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions and development of rental property                (103,193)          (92,883)
  Additions to rental property                                     (9,780)           (3,642)
  Disposition of rental property                                        -            22,597
  Increase in investment in and advances to
   Property Service Businesses                                     (9,433)           (6,621)
  Increase in investment in unconsolidated properties              (2,443)           (3,677)
  Acquisition deposits and other                                   10,614             1,758
                                                             ------------       -----------
    Net cash used in investing activities                        (114,235)          (82,468)
                                                             ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Increase) decrease in deferred charges                            (472)            1,049
  Mortgage loans, net                                              48,086            31,921
  Lines of credit, net                                             51,000            18,000
  Construction loans, net                                           2,687            18,997
  Prepayment penalties                                                  -            (1,038)
  Dividends and distributions - Common                            (19,052)          (16,858)
  Dividends and distributions - Preferred                          (5,925)           (2,784)
  Other, net                                                        2,604               146
                                                             ------------       -----------
    Net cash provided by financing activities                      78,928            49,433
                                                             ------------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (10,557)                -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     10,557                 -
                                                             ------------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $          -       $         -
                                                             ============       ===========

SUPPLEMENTAL INFORMATION:
  Capitalized interest                                              1,499             2,130
  Purchase of property in exchange for Operating
   Partnership units                                                    -            14,405
  Purchase of property in exchange for assumption
   of debt                                                              -            28,169
  Proceeds from sale of rental property held in
   escrow                                                               -            17,712
  Purchase of property with escrow proceeds                         8,127            17,712
  Purchase of joint venture interest in exchange
   for Operating Partnership units                                      -               679

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty, Inc. (the "Company") and Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to the Company's control as sole general partner. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of March 31, 2000 and the results of operations for the interim periods ended March 31, 2000 and 1999. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K.

     The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of March 31, 2000, the Operating Partnership owned 52 operating multifamily properties containing 25,151 apartment units (the "Properties"), had 951 units under construction at two owned sites, had 226 units under construction at one site for which the Company owned substantially all of the economic interest, and had agreements to purchase 1,243 units at four additional sites. The Operating Partnership also had interests in three operating multifamily properties totaling 1,267 apartment units and in one property under construction totaling 630 units. In addition, the Operating Partnership owned two freestanding community retail shopping centers aggregating 436,000 square feet. The Operating Partnership also owns substantially all of the economic interest in entities that provide multifamily property management and leasing, furnished corporate apartments, interior construction and construction management services, and engineering and technical services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its non-voting interest in the Property Service Businesses.

     Certain prior year amounts have been reclassified to conform with the current year presentation.


2.   ACQUISITIONS

     In January 2000, the Company acquired two properties in southeast Florida, Ocean View at Sunset Pointe-North and Ocean View at Sunset Pointe-South, adding 1,470 units to the Acquisition Portfolio. The total capitalized cost of $102.9 million consisted of $8.1 million in proceeds from the December 1999 sale of one multifamily property, with the balance drawn on the Company's line of credit.

3.   DEBT

     In February 2000, the Company drew $49.4 million on its Fannie Mae credit facility at 8.00% for ten years. The Company used $37 million of the proceeds to repay a portion of its line of credit with the balance used for working capital needs. Ocean View at Aventura was added to the collateral pool in connection with this draw.


4.   SHAREHOLDERS' EQUITY

     The following table sets forth the Company's issued and outstanding preferred shares:

                                                                    March 31,  December 31,
                                                                      2000         1999
                                                                    ---------  ------------
                                                                        (in thousands)
Series A Cumulative Convertible Redeemable Preferred Stock,
   $0.01 par value; 2,640,325 shares authorized; liquidation
   preference of $27.08; 2,640,325 shares issued and
   outstanding at March 31, 2000 and December 31, 1999,
   respectively                                                     $  71,500    $  71,500

Series C Cumulative Redeemable Preferred Stock, $0.01 par value;
   500 shares authorized; liquidation preference of $100,000;
   500 shares issued and outstanding at March 31, 2000 and
   December 31, 1999, respectively                                     50,000       50,000

Series E Cumulative Convertible Redeemable Preferred Stock,
   $0.01 par value; 684,931 shares authorized; liquidation
   preference of $36.50; 684,931 shares issued and outstanding
   at March 31, 2000 and December 31, 1999, respectively               25,000       25,000

Series F Cumulative Convertible Redeemable Preferred Stock,
   $0.01 par value; 666,667 shares authorized; liquidation
   preference of $37.50; 666,667 shares issued and outstanding
   at March 31, 2000 and December 31, 1999, respectively               25,000       25,000

Series G Cumulative Convertible Redeemable Preferred Stock,
   $0.01 par value; 641,026 shares authorized; liquidation
   preference of $39.00; 641,026 shares issued and outstanding
   at March 31, 2000 and December 31, 1999, respectively               25,000       25,000

Series H Cumulative Convertible Redeemable Preferred Stock,
   $0.01 par value; 4,040,404 shares authorized; liquidation
   preference of $25.00; 2,200,000 shares issued and outstanding
   at March 31, 2000 and December 31, 1999, respectively               55,000       55,000
                                                                    ---------    ---------
                                                                    $ 251,500    $ 251,500
                                                                    =========    =========

5.   PER SHARE DATA

     Earnings per common share of the Company for the three months ended March 31, 2000 and 1999 is computed based on weighted average common shares/units outstanding during the period as follows (in millions):

                                           Three Months Ended March 31,
                                        -----------------------------------
                                              2000              1999
                                        -----------------------------------
                                        Basic    Diluted   Basic    Diluted
                                        -----    -------   -----    -------
  Weighted Average Common Shares         20.8       21.1    18.5       18.6
  Weighted Average Common Operating
   Partnership Units/1/                  13.8       13.8    13.4       13.4

/1/ Represents Operating Partnership units not held by Company


     Operating Partnership units not held by the Company may be redeemed at the Unitholders' sole discretion. Such redemption may be made for cash at the then fair value of the Company's common stock, or, at the option of the Company, for shares of common stock of the Company on a one-for-one basis, which does not have a dilutive effect. A total of 165,331 Operating Partnership units were redeemed for shares of common stock during the three months ended March 31, 2000.

     Options to purchase 702,621 shares of common stock were not included in the computation of diluted earnings per share because the options' exercise price was higher than the average price of the common shares. Series E, Series F, Series G, and Series H Preferred Shares were excluded from the calculation of diluted earnings per share since the conversion price was higher than the average price of the common shares. Series A Preferred Shares were also excluded since dividends per share exceeded basic earnings per share.


6.   SEGMENT REPORTING

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

Property Segments

     The Company's primary business is the ownership and operation of multifamily residential real estate. As such, the residential rental properties constitute the three primary operating segments -- Core, Acquisition/Disposition and Development portfolios -- depending upon the maturity of each property.
Core consists of all multifamily properties which have been owned more than one full calendar year. Therefore, the 2000 Core represents properties owned as of December 31, 1998. Acquisition/Disposition consists of purchased properties which have not yet reflected one full calendar year of operations and disposed properties. Development consists of properties which the Company has constructed or is in the process of constructing which have not yet had a full calendar year of stabilized operating results. On the first of January each year, Acquisition and Development properties that meet the one-year requirement are transferred to the Core portfolio.

     The Company's fourth property segment is the Retail portfolio which consists of the two freestanding retail properties.

     The Company evaluates performance for the Property Segments based on Net Operating Income ("NOI") which is the difference between Rental Revenue and Operating Expenses (which primarily excludes interest expense, general and administrative costs and depreciation.)

Property Service Business Segment

     The Company also evaluates the separate financial information of its equity investment in the Property Service Businesses. These businesses provide professional services such as property management, furnished corporate apartment rentals, engineering and technical consulting, and construction management to both Company-owned properties and properties owned by third parties. Given the similarities in the nature of services, customers and distribution methods, the Company considers the Property Service Businesses to be one segment. The Company evaluates performance for the Property Service Business segment based on Funds from Operations ("FFO"), which is defined using the revised definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sale of property, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs, goodwill and non-real estate assets, is not added back.

     The accounting policies for all segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K.

     Information concerning operations by segment for the three months ended March 31, 2000 and 1999 was as follows (in thousands):

Property Segments

                                                         Three Months Ended
                                                               March 31,
                                                       -----------------------
                                                          2000      1999/(1)/
                                                       ----------   ----------
Net Operating Income
--------------------

 Core Portfolio                                        $   38,092   $   35,343
 Acquisition/Disposition Portfolio                         10,344        3,734
 Development Portfolio                                      3,282          686
 Retail Portfolio                                           1,637        1,712
                                                       ----------   ----------

  Consolidated total                                       53,355       41,475

 Depreciation and amortization                            (10,567)      (8,228)
 Equity in income of unconsolidated properties                783          116
 Equity in income of Property Service Businesses              519            2
 Corporate general and administrative expenses             (2,695)      (2,209)
 Net interest expense                                     (17,793)     (13,104)
                                                       ----------   ----------

  Income before gain on sale and
   extraordinary item                                  $   23,602   $   18,052
                                                       ==========   ==========

Revenues
--------

 Core Portfolio                                        $   61,587   $   58,186
 Acquisition/Disposition Portfolio                         19,130        6,726
 Development Portfolio                                      5,690        1,567
 Retail Portfolio                                           2,447        2,554
                                                       ----------   ----------

  Consolidated total                                   $   88,854   $   69,033
                                                       ==========   ==========

Real Estate Assets, gross
-------------------------

 Core Portfolio                                        $1,079,499   $1,049,929
 Acquisition/Disposition Portfolio                        516,083      142,099
 Development Portfolio                                    247,188      204,859
 Retail Portfolio                                          59,992       60,043
                                                       ----------   ----------
  Sub-total                                             1,902,762    1,456,930
 Accumulated depreciation                                (253,039)    (235,005)
                                                       ----------   ----------
  Consolidated total, net                              $1,649,723   $1,221,925
                                                       ==========   ==========

/(1)/ Certain prior period balances have been reclassified to conform with the current period's presentation.

Property Service Business Segment

                                             Three Months Ended
                                                  March 31,
                                         ---------------------------
                                             2000           1999
                                         -----------    ------------

     Funds from Operations                 $     626      $     109
     Revenues                                 49,901         27,394
     Depreciation                              1,396            436


7.   SUBSEQUENT EVENTS

     In April 2000, the Company acquired Dearborn Place, a 185-unit, 27-story property, built in 1987 and located in downtown Chicago, one block from the Company's One East Delaware property and three blocks from One Superior Place. The $25.4 million transaction was funded through a combination of approximately 36,000 Operating Partnership units valued at $1.3 million, $13.9 million in cash, and $10.2 million in assumed debt bearing an interest rate of 9.25%. The assumed debt was paid off with funds drawn on the Company's line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three months ended March 31, 2000 and 1999 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles
E. Smith Residential Realty, Inc. (the "Company"), Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to its control as sole general partner.


FORWARD-LOOKING STATEMENTS

     When used throughout this report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements indicate that assumptions have been used that are subject to a number of risks and uncertainties which could cause actual financial results or management plans and objectives to differ materially from those projected or expressed herein, including: the effect of national and regional economic conditions, particularly with regard to the levels of multifamily property occupancy and rental growth in the Washington, D.C., southeast Florida, Chicago, and Boston metropolitan areas; the Company's ability to identify and secure additional properties and sites that meet its criteria for acquisition or development; the acceptance of the Company's financing plans by the capital markets, and the effect of prevailing market interest rates and the pricing of the Company's stock; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The registrant undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Rental Revenue

     Average revenue per apartment unit for the Company's core multifamily properties increased approximately 5.8% in the first quarter of 2000 as compared with 1999.

     A schedule of portfolio statistics follows:

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
--------------------------------------------------------------------------------
                       Residential Portfolio Statistics
                     For the Quarter Ended March 31, 2000

                                                                               Monthly       %                       %
                                                        Average                  GOI       Change                  Change
                                 Property    Apartment  Sq. Ft.       GOI      Per Unit     From     Occupancy      From
Property Type/Property Name        Type        Units    Per Unit    QTD 00      QTD 00     QTD 99      QTD 00      QTD 99
---------------------------      ----------  ---------  --------  -----------  --------  ----------  ----------  ----------
                                                                  (in 000's)
CORE RESIDENTIAL PORTFOLIO

Washington, D.C.
   1841 Columbia Road           Mid-rise           115       634     $   372     $1,079        6.5%       99.2%        0.5%
   2501 Porter Street           High-rise          202       760         963      1,589        0.3%       94.0%       -5.7%
   Albemarle                    High-rise          235     1,097         974      1,381       12.3%       98.0%        1.9%
   Calvert-Woodley              High-rise          136     1,001         547      1,341        8.2%       99.2%       -0.2%
   Car Barn                     Garden             196     1,311         580        986        5.3%       97.8%       -0.4%
   Cleveland House              High-rise          216       894         859      1,325       12.7%       98.0%       -0.7%
   Connecticut Heights          High-rise          519       536       1,602      1,029       15.2%       98.1%        3.2%
   Corcoran House               High-rise          138       464         374        903        1.6%       94.4%       -5.4%
   Statesman                    High-rise          281       593         740        878        3.5%       96.9%       -2.7%
   Van Ness South               High-rise          625       956       2,330      1,242        7.7%       98.6%       -0.8%
   The Kenmore                  High-rise          376       725         984        873       12.0%       97.8%        0.1%
   Tunlaw Gardens               Garden             167       850         458        915       11.3%       97.3%       -1.2%
   Tunlaw Park                  Mid-rise           120       856         451      1,251       12.2%       98.9%        2.9%
                                                ------     -----     -------     ------      -----      ------    --------
                                                 3,326       810     $11,234     $1,126        8.8%       97.7%       -0.4%
Northern Virginia
   Crystal City
   ------------
   The Bennington               High-rise          348       804       1,152      1,104        3.1%       95.8%       -0.3%
   Crystal House I              High-rise          426       917       1,457      1,140        7.8%       99.1%        0.5%
   Crystal House II             High-rise          402       938       1,312      1,088        7.3%       99.2%        0.5%
   Crystal Square               High-rise          378     1,121       1,444      1,273        5.5%       98.6%       -0.4%
   Crystal Place                High-rise          180       894         752      1,392        4.6%       96.6%        0.6%
   Gateway Place                High-rise          162       826         678      1,396      -14.8%       76.3%      -11.5%
   Water Park Towers            High-rise          360       881       1,672      1,548        6.9%       96.2%        1.5%
   Crystal Plaza                High-rise          540     1,129       2,217      1,369        4.9%       99.0%       -0.8%
   Crystal Towers               High-rise          912     1,107       3,433      1,255        5.1%       98.7%       -0.2%
   Parc Vista                   High-rise          299       770       1,189      1,324      -14.8%       89.1%       -8.3%
                                                 -----     -----     -------     ------      ------       -----      ------
                                                 4,007       981     $15,306     $1,273        2.6%       96.4%       -1.1%

   Rosslyn/Ballston
   ----------------
   Courthouse Plaza             High-rise          396       772       1,637      1,378        6.9%       97.3%        2.7%
   Lincoln Towers               High-rise          714       879       3,003      1,402        6.1%       96.5%        2.8%
                                                ------     -----     -------     ------      -----        ----         ----
                                                 1,110       841     $ 4,640     $1,393        6.4%       96.8%        2.8%

   Tysons/Dulles
   -------------
   Charter Oak                  Garden             262     1,097         815      1,036        5.4%       98.1%        0.9%
   Oaks of Tysons               Garden             218       968         685      1,047       -3.3%       93.2%       -5.0%
   Bedford Village              Garden             752     1,070       2,344      1,039        8.5%       97.4%        0.5%
   Patriot Village              Garden           1,065     1,162       3,229      1,011        7.8%       98.6%        1.3%
   Westerly at Worldgate        Garden             320       921       1,157      1,205       10.2%       97.0%        1.0%
                                                ------     -----     -------     ------      -----        -----       -----
                                                 2,617     1,083     $ 8,230     $1,048        7.1%       97.5%        0.4%

   Other
   -----
   Arlington Overlook           Mid-rise           711       877       1,916        899        9.9%       97.6%        0.8%
   Berkeley                     Mid-rise           138       891         329        795        4.8%       98.8%        0.8%
   Boulevard of Old Town        Garden             159       603         437        915        1.5%       97.2%       -1.6%
   Columbia Crossing            Garden             247       976         936      1,263        8.4%       99.8%        2.4%
   Concord Village              Garden             531     1,025       1,442        905        7.4%       97.2%        1.3%
   Newport Village              Garden             937     1,115       2,795        994        7.0%       98.9%        1.3%
   Orleans Village              Garden             851     1,061       2,331        913        6.0%       98.4%        2.1%
   Skyline Towers               High-rise          940     1,221       3,051      1,082        7.7%       97.6%        1.3%
                                                ------     -----     -------     ------      -----       -----        ----
                                                 4,514     1,046     $13,237     $  978        7.3%       98.1%        1.3%

Boston/Chicago
   2000 Commonwealth            High-rise          188       878       1,053      1,866        6.5%       99.9%        1.2%
   One East Delaware            High-rise          306       704       1,923      2,095        1.8%       98.1%        0.5%
   McClurg Court                High-rise        1,075       688       4,193      1,300        1.7%       95.2%        1.7%
   Cronin's Landing             Mid-rise           281     1,129       1,771      2,100       14.1%       99.1%        5.8%
                                                ------     -----     -------     ------      -----       -----        ----
                                                 1,850       777     $ 8,940     $1,611        4.5%       97.0%        2.3%
                                                ------     -----     -------     ------      -----       -----        ----
                                                17,424       950     $61,587     $1,178        5.8%       97.3%        0.5%
                                                ------     -----     -------     ------      -----       -----        ----

                                                                                               Monthly     %                  %
                                                                          Average                GOI     Change             Change
                                              Property        Apartment   Sq. Ft.     GOI      Per Unit   From   Occupancy   From
Property Type/Property Name                     Type            Units    Per Unit   QTD 00      QTD 00   QTD 99    QTD 00   QTD 99
---------------------------                  -----------      ---------  --------  ----------  --------  ------  ---------  -------
                                                                                   (in 000s')
ACQUISITION PORTFOLIO

   1999
   ----                                      High-rise           442     1,173     $ 2,019    $1,523       N/A     98.3%       N/A
   Buchanan House (Crystal City, VA)         High-rise           139       580         490     1,175       N/A     95.0%       N/A
   Park Lincoln (Chicago, IL)                Garden              427       839       1,089       850       N/A     97.2%       N/A
   Terrace (Chicago, IL)                     High-rise           269       827         978     1,211       N/A     92.8%       N/A
   The Consulate (Washington, DC)            Garden              720       864       1,962       908       N/A     93.7%       N/A
   Countryside (Chicago, IL)                 Garden            1,158       575       2,350       676       N/A     89.2%       N/A
   Somerset  (Chicago, IL)                   High-rise         1,339       742       3,209       799       N/A     97.4%       N/A
   Forte Towers (S.E. Florida)               High-rise         1,199     1,111       3,429       953       N/A     97.1%       N/A
   Ocean View at Aventura (S.E. Florida)

   2000
   ----
   Ocean View at Sunset Pointe-North
     (S.E. Florida)                          High-rise           527       987       1,251       N/A       N/A      N/A        N/A
   Ocean View at Sunset Pointe-South
     (S.E. Florida)                          High-rise           943       990       2,310       N/A       N/A      N/A        N/A
                                                               -----     -----     -------
                                                               7,163       872     $19,087

DEVELOPMENT PORTFOLIO
   Courthouse Place (Rosslyn/Ballston, VA)   High-rise           564       849     $ 2,394       N/A       N/A      N/A        N/A
   One Superior Place (Chicago, IL)/(1)/     High-rise           809       N/A       3,296       N/A       N/A      N/A        N/A
   Park Connecticut (Washington, DC)/(1)/    High-rise           142       N/A         N/A       N/A       N/A      N/A        N/A
   Alban Towers (Washington, DC)/(1)/        Mid-rise            226       N/A         N/A       N/A       N/A      N/A        N/A
                                                              ------               -------
                                                               1,741               $ 5,690

  ALL RESIDENTIAL PROPERTIES                                  26,328               $86,364       N/A       N/A      N/A        N/A
                                                              ======               =======

PARTIALLY-OWNED PORTFOLIO
-------------------------

   Renaissance (25% owned)                   High-rise           330       984     $ 1,252       N/A       N/A      N/A        N/A
   Springfield Station (48% owned)           Garden/Mid-rise     631       909       2,055       N/A       N/A      N/A        N/A
   Brandywine (25% owned)                    High-rise           306     1,005       1,196       N/A       N/A      N/A        N/A
   Stoneridge at University Center
    (40% owned)/(1)/                         Garden              630       N/A         N/A       N/A       N/A      N/A        N/A
                                                              ------               -------
                                                               1,897               $ 4,503
                                                              ======               =======

/(1)/ Property is currently under construction.

RENTAL PROPERTIES

     Revenues, expenses and income from the multifamily and retail properties for the three months ended March 31, 2000 and 1999 were as follows (in thousands):

                                               Three Months Ended
                                                    March 31,
                                               --------------------

                                                 2000     1999/(2)/
                                               --------   ---------
          Core Portfolio/(1)/
            Revenues                           $ 61,587   $ 58,186
            Expenses                            (23,495)   (22,843)
                                               --------   --------

            Income before depreciation         $ 38,092   $ 35,343
                                               ========   ========

          Acquisition/Disposition Portfolio
            Revenues                           $ 19,130   $  6,726
            Expenses                             (8,786)    (2,992)
                                               --------   --------

            Income before depreciation         $ 10,344   $  3,734
                                               ========   ========

          Development Portfolio
            Revenues                           $  5,690   $  1,567
            Expenses                             (2,408)      (881)
                                               --------   --------

            Income before depreciation         $  3,282   $    686
                                               ========   ========

          Retail Portfolio
            Revenues                           $  2,447   $  2,554
            Expenses                               (810)      (842)
                                               --------   --------

            Income before depreciation         $  1,637   $  1,712
                                               ========   ========

          Total Rental Properties
            Revenues                           $ 88,854   $ 69,033
            Expenses                            (35,499)   (27,558)
            Depreciation                        (10,567)    (8,228)
                                               --------   --------

            Income from Rental Properties      $ 42,788   $ 33,247
                                               ========   ========

/(1)/  Represents properties owned as of December 31, 1998.
/(2)/ Certain prior period amounts have been reclassified to conform with the current period's presentation.

PROPERTY SERVICE BUSINESSES

     Revenues, expenses and income from the Property Service Businesses for the three months ended March 31, 2000 and 1999 were as follows (in thousands):

                                                  Three Months Ended
                                                     March 31,
                                                --------------------
                                                  2000       1999
                                                --------   --------
     Total Property Service Businesses
       Revenues                                 $ 49,901   $ 27,394
       Expenses                                  (47,986)   (26,956)
       Depreciation                               (1,396)      (436)
                                                --------   --------

     Income from Property Service Businesses    $    519   $      2
                                                ========   ========

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2000 to Three Months Ended March 31, 1999.

     Summary. Net income of the Operating Partnership increased $4.0 million, or 20.7%, from $19.6 million for the three months ended March 31, 1999 to $23.6 million for the three months ended March 31, 2000. Funds from Operations ("FFO") of the Operating Partnership increased $4.6 million, or 18.3%, from $25.4 million to $30.0 million during the same period. Net income of the Company increased from $9.8 million ($0.53 per diluted common share) for the three months ended March 31, 1999 to $10.6 million ($0.51 per diluted common share) for the three months ended March 31, 2000. FFO of the Company increased 20.1%, from $15.7 million to $18.9 million during the same period. The increases in FFO and net income are primarily attributable to net operating income growth of 7.8% on the core portfolio and contributions from acquired and developed properties. The decrease in the Company's net income per share compared to the prior year is due primarily to gains on property sales during 1999.

     Rental Properties.   Revenue from all rental properties increased $19.9
million, or 28.7%, from $69.0 million for the three months ended March 31, 1999 to $88.9 million for the three months ended March 31, 2000. Operating expenses from all rental operations increased $7.9 million, or 28.8%, from $27.6 million during the first quarter of 1999 to $35.5 million during the current quarter.

     Core Portfolio. Revenue from the core portfolio increased $3.4 million, or 5.8%, over the prior year period resulting in average monthly revenue per apartment unit of $1,178. This was primarily due to continued strong demand in all submarkets. Management successfully increased rents during the quarter and improved occupancy levels. Average economic occupancy for the core portfolio was 97.3% for the three months ended March 31, 2000 compared to 96.8% for the comparable prior year. Expenses for the core portfolio increased $0.7 million, or 2.9%, due primarily to higher real estate taxes and personnel costs.

     Acquisition/Disposition Portfolio. The acquisition properties (defined as properties acquired subsequent to December 31, 1998) and the disposition properties contributed approximately 62%, or $12.4 million, of the total rental revenue increase and approximately $5.8 million of the total rental expense increase. Results for the first quarter of 1999 reflect three acquisition and six disposition properties totaling 2,863 apartment units. Results for the first quarter of 2000 reflect ten acquisition properties and no dispositions totaling 7,163 apartment units.

     Development Portfolio. In June 1999, Courthouse Place completed delivery of its 564 units. The project provided net operating income of $1.8 million for the quarter.

    One Superior Place delivered initial units in July 1999 and had a total of 686 units delivered as of March 31, 2000. Estimated completion and stabilization is expected in 2000. The project provided a net operating income of $1.7 million for the period. As of March 31, 2000, the property was 96% leased and 85% occupied.

     In March 2000, the Company delivered the first 48 units of the 142-unit Park Connecticut property. Stabilization is expected by the third quarter of 2000. As of March 31, 2000, the property was 25% leased and 15% occupied.

     Property Service Businesses. The Company uses the equity method of accounting for its non-voting interest in the Property Service Businesses.

     Income from Property Service Businesses increased $0.5 million in the first quarter of 2000 compared to the prior year quarter. Consolidated Engineering Services, Inc. and affiliates contributed an increase of $0.6 million in income during the quarter, which was due to both internal growth and the acquisition of four businesses during the second half of 1999. Smith Management Construction contributed $0.5 million to the increase, which was offset by a $0.6 million decrease in Smith Realty Company income. The former is due primarily to slower than expected timing on affiliated commercial office projects in early 1999.
The latter is due primarily to higher vacancies in the corporate furnished apartment business.

     Other. Net interest expense increased $4.7 million during the quarter, or 35.8%, due to additional debt related to acquisitions as well as slightly higher borrowing rates.

LIQUIDITY AND CAPITAL RESOURCES

     Summary. Net cash flow provided by operating activities decreased $8.2 million from $33.0 million for the three months ended March 31, 1999 to $24.8 million for the three months ended March 31, 2000. An increase of $8.1 million in property operating income was offset by an unusually large increase in 1999 in accrued costs and other assets related to first quarter 1999 acquisitions.

     Net cash flow of $114.2 million was used by investment activities during the three months ended March 31, 2000 compared to $82.5 million during the comparable prior year period due primarily to increased acquisition and development activity. In addition, no properties were disposed of in the first quarter of 2000, while dispositions contributed $22.6 million in net cash flows over the same period in 1999.

     Net cash flows provided by financing activities were $78.9 million for the three months ended March 31, 2000, primarily comprised of $101.8 million of net borrowings against the properties, lines of credit, and construction loans, offset by a $25.0 million cash outflow for dividends and distributions. Net cash flows provided by financing activities of $49.4 million in the comparable prior year period primarily consisted of $68.9 million of net cash inflow from borrowings less $19.6 million of dividends/distributions.

Funds from Operations

     FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss), computed in accordance with Generally Accepted Accounting Principles ("GAAP"), excluding gains (or losses) from debt restructuring and property sales, plus depreciation/amortization of assets unique to the real estate industry. FFO does not represent cash flow from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance primarily because it excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

     Funds from Operations for the three months ended March 31, 2000 and 1999 are computed as follows (in thousands):

                                                       Three Months Ended
                                                            March 31,
                                                       -------------------
                                                         2000      1999
                                                       --------   -------
Net income of the Operating Partnership                $ 23,602   $19,551

Preferred dividends                                      (4,473)     (989)
Depreciation of rental property                          10,567     8,228
Depreciation of unconsolidated properties                   239         -
Amortization of goodwill                                    107       107
Gain on sales                                                 -    (1,858)
Extraordinary item - loss on extinguishment of debt           -       359
                                                       --------   -------

Funds from Operations of the Operating
     Partnership                                         30,042    25,398
Minority Interest                                       (11,153)   (9,668)
                                                       --------   -------

Attributable to Shareholders                           $ 18,889   $15,730
                                                       ========   =======

Property Acquisitions

    In January 2000, the Company acquired two properties in southeast Florida, Ocean View at Sunset Pointe-North, and Ocean View at Sunset Pointe-South, adding 1,470 units to the Acquisition Portfolio. The total capitalized cost of $102.9 million consisted of $8.1 million in proceeds from the December 1999 sale of one multifamily property, with the balance drawn on the Company's line of credit.

Development

     As of March 31, 2000, the Company had the following properties under construction:

                      Number      Units       Initial      Estimated     Estimated        Estimated
                    of Units   Delivered     Delivery     Completion   Stabilization        Cost
                    ---------  ---------     --------     -----------  -------------    -------------
                                                                                        (in millions)
One Superior Place        809       686     July, 1999      Q2, 2000     Q2, 2000             $  120
 (Chicago, IL)
Park Connecticut          142        48    March, 2000      Q2, 2000     Q3, 2000                 29
  (Washington, DC)
Stoneridge at             630       N/A       Q2, 2000      Q3, 2001     Q1, 2002                 66
 University Center
 (Tysons/Dulles)/(1)/
Alban Towers              226       N/A       Q2, 2001      Q3, 2001     Q4, 2001                 53
 (Washington, DC)/(2)/
                        -----       ---                                                       ------
                        1,807       734                                                       $  268
                        =====       ===                                                       ======

/(1)/ The Company has a 40% ownership interest.
/(2)/ The Company owns substantially all of the economic interest.


Commitments

     As of March 31, 2000, the Company had executed contracts to purchase multifamily properties under construction as follows:


                              Number    Estimated    Purchase    Estimated
                             of Units   Completion     Date         Cost
                             --------   ----------   ---------   ---------
                                                               (in millions)

  Reston Landing                 400      Q1, 2000    Q3, 2000       $ 44
    (Reston, VA)
  New River Village              240      Q3, 2000    Q4, 2000         34
    (Ft. Lauderdale, FL)
  Wilson Boulevard               220      Q4, 2000    Q4, 2000         29
    (Rosslyn/Ballston)
  Ballston Place                 383      Q2, 2001    Q3, 2001         51
    (Rosslyn/Ballston)
                               -----                                 ----
                               1,243                                 $158
                               =====                                 ====

     These contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. As of March 31, 2000, the Company had posted three letters-of-credit totaling $7.7 million in accordance with three of the contracts each to be drawn only in the event the Company defaults on its contractual obligation to purchase the completed asset.

     Several other acquisition and development projects are being pursued by the Company. The Company anticipates meeting the related funding requirements through draws on its lines of credit, long-term borrowings, asset sales and public or private issuances of equity, including Operating Partnership unit exchanges.

Debt

     In February 2000, the Company drew $49.4 million on its Fannie Mae credit facility at 8.00% for ten years. The Company used $37 million of the proceeds to repay a portion of its line of credit with the balance used for working capital needs. Ocean View at Aventura was added to the collateral pool in connection with this draw.

     As of March 31, 2000, the Company had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 7.22%, as follows:

                                         Dollars in   % of
                                         Thousands   Total
                                         ----------  ------
               Fixed Rate Debt:
                 Mortgages               $  865,365   80.8%
               Variable Rate Debt:
                 $100M Line of Credit        25,000    2.3%
                 $185M Line of Credit        98,000    9.2%
                 Construction Loans          82,731    7.7%
                                         ----------  -----
                                         $1,071,096  100.0%
                                         ==========  =====

     As of March 31, 2000, the Company had $201.8 million of unused borrowing capacity on lines of credit and construction loans. Amounts outstanding under lines of credit averaged $104.5 million for the three months ended March 31, 2000 compared to $112.3 million for the three months ended March 31, 1999.

     As of March 31, 2000, the Company's Debt to Total Market Capitalization Ratio was 40.5% (based on 21.0 million common shares, 2.6 million preferred shares, and 13.7 million partnership units outstanding at a common stock price of $36.125, $50 million of perpetual preferred stock, $130 million of convertible preferred shares, and $45 million of convertible preferred partnership units) versus 38.6% as of December 31, 1999 and 43.8% as of March 31, 1999.

     The Company's Interest Coverage Ratio excluding gains on sales and extraordinary items for the three months ended March 31, 2000 was 3.09 to 1 compared to 3.13 to 1 for the comparable prior year period.

Capital Expenditures

     For the three months ended March 31, 2000, total capital improvements were $9.8 million, of which $6.5 million were for the core portfolio ($368 per unit). Approximately 75% of the capital expenditures on the core portfolio in 2000 are considered by management to be non-recurring, repositioning improvements which directly result in higher revenues. The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to generate revenues and are considered more recurring in nature and non-discretionary. A summary of core capital expenditures for the period follows:


                                           Total $      Average $
                                            Spent          Per
                                        (In Thousands)  Core Unit
                                        --------------  ----------
          Expenditure Type
          ----------------

          Kitchen/Bath                         $4,738         $272
          Washer/Dryer                            138            8
                                               ------         ----
           Core Repositioning                   4,876          280

          Recurring Improvements                1,589           88
                                               ------         ----
          Total Capital Expenditures
           -Core Portfolio                     $6,465         $368
                                               ======         ====

Year 2000

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

     The Company expended approximately $2.0 million in 1999 on a new computer system, to replace one which was not Year 2000 compliant. The new system is being depreciated over its useful life of five years. Excluding this replacement system, the Company's Year 2000 compliance efforts have been primarily conducted with internal staff. Accordingly, the costs have been immaterial and have been expensed as incurred.

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


                         CHARLES E. SMITH RESIDENTIAL REALTY, INC.

May 11, 2000             By:  /s/ W. D. Minami
                              ----------------------------------------------
                              W. D. Minami
                              Executive Vice President and Chief Financial
                              Officer
                              Charles E. Smith Residential Realty, Inc.
                              (on behalf of the Registrant and as Principal
                              Financial Officer)

                         By:  /s/ Steven E. Gulley
                              ---------------------------------------------
                              Steven E. Gulley
                              Chief Accounting Officer
                              Charles E. Smith Residential Realty, Inc.