Form 10-Q
period 2000-06-30
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 2000-08-11
CIK 919004

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ___________________

                                   FORM 10-Q

           X          Quarterly Report Pursuant to Section 13 or 15(d)
          ---             of the Securities Exchange Act of 1934
                           For the quarter ended June 30, 2000

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

   As of July 31, 2000, there were 21,537,337 shares of Common Stock of the Registrant issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                   FORM 10-Q
                                     INDEX



                                                                          Pages
                                                                          -----
PART I:   FINANCIAL INFORMATION

  Item 1: Financial Statements

          Charles E. Smith Residential Realty, Inc. Financial
          Statements as of June 30, 2000 and December 31, 1999,
          Filed as a Part of This Report

          Consolidated Balance Sheets                                       3

          Consolidated Statements of Operations                             4

          Consolidated Statements of Shareholders' Equity                   5

          Condensed Consolidated Statements of Cash Flows                   6

          Notes to Consolidated Financial Statements                        7

  Item 2: Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    16

PART II:  OTHER INFORMATION                                                28


SIGNATURES                                                                 30

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                  June 30, 2000        December 31, 1999
                                                                -----------------    ---------------------
                                                                    (Unaudited)
         ASSETS

Rental property, net                                                 $1,652,981           $1,369,416
Rental property under development                                        51,662              169,626
Cash                                                                        -                 10,557
Escrow funds                                                              6,641               18,309
Investment in and advances to Property Service Businesses                61,230               70,282
Investment in unconsolidated properties                                  29,649               22,338
Deferred charges, net                                                    16,545               16,727
Security deposits                                                         8,219                4,058
Other assets                                                             12,468               23,465
                                                                -----------------    ---------------------

                                                                     $1,839,395           $1,704,778
                                                                =================    =====================

          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Mortgage loans and notes payable:
          Mortgage loans                                             $  917,527           $  817,278
          Construction loans                                             86,306               80,045
          Lines of credit                                                74,000               72,000
                                                                -----------------    ---------------------
               Total mortgage loans and notes payable                 1,077,833              969,323
     Accounts payable and accrued expenses                               50,619               44,480
     Security deposits                                                    8,219                4,058
                                                                -----------------    ---------------------
          Total liabilities                                           1,136,671            1,017,861
                                                                -----------------    ---------------------

Commitments and contingencies

Minority Interest                                                       205,981              205,553

Shareholders' equity
     Preferred stock                                                    251,500              251,500
     Common stock - $0.01 par value; 80,000,000 shares
          authorized; 21,268,954 and 20,673,039 shares
          issued and outstanding at June 30, 2000 and
          December 31, 1999, respectively                                   213                  207
     Additional paid-in capital                                         214,006              200,367
     Retained earnings                                                   31,024               29,290
                                                                -----------------    ---------------------
          Total shareholders' equity                                    496,743              481,364
                                                                -----------------    ---------------------

                                                                     $1,839,395           $1,704,778
                                                                =================    =====================


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                 For the Three Months                For the Six Months
                                                                     Ended June 30,                     Ended June 30,
                                                           ------------------------------      ------------------------------

                                                               2000              1999              2000              1999
                                                           ------------      ------------      ------------      ------------
Rental Properties:
   Revenues                                                $    94,716       $    70,522       $   183,570       $   139,555

   Expenses
      Operating costs                                          (27,048)          (21,276)          (54,981)          (43,430)
      Real estate taxes                                         (8,036)           (5,324)          (15,602)          (10,728)
      Depreciation and amortization                            (10,895)           (7,713)          (21,462)          (15,941)
                                                           ------------      ------------      ------------      ------------
         Total expenses                                        (45,979)          (34,313)          (92,045)          (70,099)

Equity in income of unconsolidated properties                      542               214             1,325               330

Equity in income of Property Service Businesses                  1,636             1,126             2,155             1,128

Corporate general and administrative expenses                   (3,002)           (2,420)           (5,697)           (4,629)
Interest income                                                     81                53               144                97
Interest expense                                               (20,129)          (13,471)          (37,985)          (26,619)
                                                           ------------      ------------      ------------      ------------

Income before gain on sales and extraordinary item              27,865            21,711            51,467            39,763

Gain (loss) on sales                                             4,161                (7)            4,161             1,851
                                                           ------------      ------------      ------------      ------------

Income before extraordinary item                                32,026            21,704            55,628            41,614

Extraordinary item - loss on extinguishment of debt                  -                 -                 -              (359)
                                                           ------------      ------------      ------------      ------------

Net income of the Operating Partnership                         32,026            21,704            55,628            41,255

Minority Interest                                              (11,200)           (8,095)          (19,177)          (15,537)
                                                           ------------      ------------      ------------      ------------

Net income                                                      20,826            13,609            36,451            25,718

Less:    Income attributable to preferred shares                (5,011)           (2,401)          (10,022)           (4,755)
                                                           ------------      ------------      ------------      ------------

Net income attributable to common shares                   $    15,815       $    11,208       $    26,429       $    20,963
                                                           ============      ============      ============      ============



Earnings per common share - basic

   Income before extraordinary item                        $      0.75       $      0.58       $      1.26       $      1.12
   Extraordinary item                                                -                 -                 -             (0.01)
                                                           ------------      ------------      ------------      ------------

   Net income                                              $      0.75       $      0.58       $      1.26       $      1.11
                                                           ============      ============      ============      ============

Earnings per common share - diluted

   Income before extraordinary item                        $      0.73       $      0.58       $      1.24       $      1.12
   Extraordinary item                                                -                 -                 -             (0.01)
                                                           ------------      ------------      ------------      ------------

   Net income                                              $       0.73      $      0.58       $      1.24       $      1.11
                                                           ============      ============      ============      ============


       The accompanying notes are an integral part of these statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)


     Common                                                                             Additional
      Stock                                                    Preferred     Common      Paid-in      Retained
   Outstanding                                                   Stock        Stock      Capital      Earnings       Total
-------------------------------------------------------------------------------------------------------------------------------

    18,212,600    Balance, December 31, 1998                   $ 141,867    $     182    $ 132,669    $  (9,741)    $ 264,977

                     Operating Partnership equity exchanged
             -          for acquisitions                               -            -       42,426            -        42,426
                     Proceeds from issuance of Series E
             -          Preferred Stock                           25,000            -            -            -        25,000
                     Proceeds from issuance of Series H
             -          Preferred Stock                           55,000            -            -            -        55,000
                     Proceeds from issuance of Series F
             -          Preferred Stock                           25,000            -            -            -        25,000
                     Proceeds from issuance of Series G
             -          Preferred Stock                           25,000            -            -            -        25,000
                     Offering costs associated with
             -          Preferred Stock                                -            -       (4,837)           -        (4,837)
                     Conversion of Preferred Stock to
       714,628          Common Stock                             (20,367)           7       20,360            -             -
                     Conversion of Operating Partnership
       656,443          units to Common Stock                          -            7           (7)           -             -
                     Proceeds from issuance of Common
       894,586          Stock                                          -            9       30,616            -        30,625
             -       Amortization of grants                            -            -          762            -           762
       163,400       Exercise of options                               -            2        4,440            -         4,442
        31,382       Stock grants awarded                              -            -            -            -             -
             -       Net income                                        -            -            -       95,278        95,278
             -       Dividends                                         -            -            -      (56,247)      (56,247)
             -       Adjustment for Minority Interest                  -            -      (26,062)           -       (26,062)
----------------                                               ---------    ---------    ---------    ---------     ---------

    20,673,039    Balance, December 31, 1999                   $ 251,500    $     207    $ 200,367    $  29,290     $ 481,364

                     Operating Partnership equity exchanged
             -          for acquisitions                               -            -        1,270            -         1,270
                     Conversion of Operating Partnership
       266,029          units to Common Stock                          -            3           (3)           -             -
                     Proceeds from issuance of Common
        93,275          Stock                                          -            1        3,537            -         3,538
             -       Amortization of grants                            -            -          435            -           435
       182,104       Exercise of options                               -            2        4,823            -         4,825
        54,507       Stock grants awarded                              -            -            -            -             -
             -       Net income                                        -            -            -       36,451        36,451
             -       Dividends                                         -            -            -      (34,717)      (34,717)
             -       Other                                             -            -          (31)           -           (31)
             -       Adjustment for Minority Interest                  -            -        3,608            -         3,608
----------------                                               ---------    ---------    ---------    ---------     ---------

    21,268,954    Balance, June 30, 2000 (Unaudited)           $ 251,500    $     213    $ 214,006    $  31,024     $ 496,743
================                                               =========    =========    =========    =========     =========


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                                                For the Six Months
                                                                                                   Ended June 30,
                                                                                           ----------------------------

                                                                                               2000            1999
                                                                                           ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                                       $ 100,726       $  58,867

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of rental property                                         (133,228)       (120,789)
     Additions to rental property                                                             (24,711)         (8,368)
     Disposition of rental property                                                              -             75,666
     Decrease (increase) in investment in and advances to Property Service Businesses           9,052          (5,428)
     Increase in investment in unconsolidated properties                                       (7,371)         (3,857)
     Acquisition deposits and other                                                            (8,023)          2,076
                                                                                            ---------       ---------
                Net cash used in investing activities                                        (164,281)        (60,700)
                                                                                            ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Increase) decrease in deferred charges                                                   (3,753)            296
     Mortgage loans, net                                                                       90,016          60,626
     Lines of credit, net                                                                       2,000         (53,000)
     Construction loans, net                                                                    6,261          37,810
     Prepayment penalties                                                                        -             (1,038)
     Dividends and distributions - Common                                                     (39,142)        (34,040)
     Dividends and distributions - Preferred                                                  (10,716)         (5,512)
     Other, net                                                                                 8,332           1,696
                                                                                            ---------       ---------
                Net cash provided by financing activities                                      52,998           6,838
                                                                                            ---------       ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (10,557)          5,005

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 10,557            -
                                                                                            ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $    -          $   5,005
                                                                                            =========       =========


SUPPLEMENTAL INFORMATION:
     Capitalized interest                                                                   $   4,784       $   4,175
     Purchase of property in exchange for Operating Partnership units                           1,270          14,406
     Purchase of property in exchange for assumption of debt                                   10,233          28,169
     Proceeds from sale of rental property held in escrow                                      40,997          17,712
     Purchase of property with escrow proceeds                                                 49,124          17,712
     Purchase of joint venture interest in exchange for Operating Partnership units              -                679


       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty, Inc. (the "Company") and Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to the Company's control as sole general partner. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of June 30, 2000 and the results of operations for the interim periods ended June 30, 2000 and 1999. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K.

     The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of June 30, 2000, the Operating Partnership owned 57 operating multifamily properties containing 26,687 apartment units (the "Properties"), had 480 units under construction at one owned site, had 226 units under construction at one site for which the Company owned substantially all of the economic interest, and had agreements to purchase 843 units at three additional sites. The Operating Partnership also had interests in three operating multifamily properties totaling 1,267 apartment units and in one property under construction totaling 630 units. In addition, the Operating Partnership owned one freestanding community retail shopping center aggregating 205,000 square feet. The Operating Partnership also owns substantially all of the economic interest in entities that provide multifamily property management and leasing, furnished corporate apartments, interior construction and construction management services, and engineering and technical services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its non-voting interest in the Property Service Businesses.

     Certain prior year amounts have been reclassified to conform with the current year presentation.


2.   ACQUISITIONS AND DISPOSITIONS

     In April 2000, the Company acquired Dearborn Place, a 185-unit, 27-story property, built in 1987 and located in downtown Chicago. The $25.4 million transaction was funded through a combination of approximately 36,000 Operating Partnership units valued at $1.3 million, $13.9 million in cash, and $10.2 million in assumed debt bearing an interest rate of 9.25%. The assumed debt was paid off with funds drawn on the Company's line of credit.

     In June 2000, the Company acquired Reston Landing, a newly developed 400-unit property, located in Reston, Virginia. The $43.7 million cash transaction was primarily funded with proceeds from the tax deferred sale of Worldgate Centre, a retail center located in Herndon, Virginia, for approximately $41 million. The Company recognized a gain on the sale of $4.2 million.


3.   DEBT

     In February 2000, the Company drew $49.4 million on its Fannie Mae credit facility at 8.0% for ten years. The Company used $37 million of the proceeds to repay a portion of its line of credit with the balance used for working capital needs. Ocean View at Aventura was added to the collateral pool in connection with this draw.

     In May 2000, the Company obtained a ten-year, $300 million secured line of credit from Freddie Mac. Borrowings under the line bear interest at a spread of 63 to 161 basis points over LIBOR depending on the Company's interest coverage ratio. Initial availability under the agreement is approximately $125 million, which can increase to $300 million with appreciation in value of the properties collateralizing the borrowings and/or with the addition of properties to the collateral pool. Loan costs of $0.9 million were capitalized in connection with this agreement. The Company made an initial draw of $60 million substantially all of which was used to repay a portion of its $185 million line of credit.
The outstanding balance at June 30, 2000 was $69 million at an average interest rate of 7.38%.

     In June 2000, the Company closed on four mortgage loans totaling $53.5 million. Each of the loans has a fixed interest rate of 7.92%. The loans require monthly payments of interest only through July 2010, at which time principal amortization begins using a 20-year amortization with a balloon payment due June 28, 2012. The loans are collateralized by four properties.

     In June 2000, with the new capacity from the Freddie Mac facility in place, the Company elected to decrease the commitment on its $185 million line of credit to $100 million, and decrease the commitment on its $100 million line of credit to $50 million.


4.   INVESTMENT IN AND ADVANCES TO PROPERTY SERVICE BUSINESSES

     In June 2000, Consolidated Engineering Services, Inc. (CES), the Company's engineering and technical services unit, obtained a 6-month, $50 million line of credit from a bank group, which is guaranteed by the Operating Partnership. Draws on the line bear interest at a selected London Interbank Offered Rate (LIBOR) plus 75-to-120 basis points, depending upon the Operating Partnership's leverage ratio. As of June 30, 2000, CES had drawn $36.1 million on the line at an average interest rate of 7.75% to fund acquisition activities and repay intercompany debt.

     Also in June 2000, CES acquired Illingworth Corporation, a privately owned mechanical services company in Milwaukee, Wisconsin. The acquisition builds CES's presence in the Midwest and adds new services, such as installation and maintenance of industrial piping and medical gas systems, to CES's product line. The purchase price of $11.0 million was funded using a combination of 93,275 shares of the Company's common stock (purchased by CES from the Company for approximately $3.5 million), and cash drawn on CES's line of credit.


5.   INVESTMENT IN UNCONSOLIDATED PROPERTIES

     In connection with the development of Stoneridge at University Center in Loudoun County, Virginia, SPH University Center LLC obtained a $31.0 million interest-only construction loan in May 2000 with interest at LIBOR plus 125 basis points, payable monthly, due May 10, 2003. As of June 30, 2000, no draws had been made on the loan.

6.   SHAREHOLDERS' EQUITY

     The following table sets forth the Company's issued and outstanding preferred shares:

                                                                              June 30,      December 31,
                                                                                2000           1999
                                                                            ------------ ---------------
                                                                                   (in thousands)
Series A Cumulative Convertible Redeemable Preferred Stock,
   $0.01 par value; 2,640,325 shares authorized; liquidation
   preference of $27.08; 2,640,325 shares issued and
   outstanding at June 30, 2000 and December 31, 1999,
   respectively                                                             $  71,500    $  71,500


Series C Cumulative Redeemable Preferred Stock, $0.01 par value;
   500 shares authorized; liquidation preference of $100,000;
   500 shares issued and outstanding at June 30, 2000 and
   December 31, 1999, respectively                                             50,000       50,000


Series E Cumulative Convertible Redeemable Preferred Stock,
   $0.01 par value; 684,931 shares authorized; liquidation
   preference of $36.50; 684,931 shares issued and outstanding
   at June 30, 2000 and December 31, 1999, respectively                        25,000       25,000


Series F Cumulative Convertible Redeemable Preferred Stock,
   $0.01 par value; 666,667 shares authorized; liquidation
   preference of $37.50; 666,667 shares issued and outstanding
   at June 30, 2000 and December 31, 1999, respectively                        25,000       25,000


Series G Cumulative Convertible Redeemable Preferred Stock,
   $0.01 par value; 641,026 shares authorized; liquidation
   preference of $39.00; 641,026 shares issued and outstanding
   at June 30, 2000 and December 31, 1999, respectively                        25,000       25,000


Series H Cumulative Convertible Redeemable Preferred Stock,
   $0.01 par value; 4,040,404 shares authorized; liquidation
   preference of $25.00; 2,200,000 shares issued and outstanding
   at June 30, 2000 and December 31, 1999, respectively                        55,000       55,000
                                                                            ---------    ---------

                                                                            $ 251,500    $ 251,500
                                                                            =========    =========

7.   PER SHARE DATA

     Earnings per common share of the Company for the three and six months ended June 30, 2000 and 1999 is computed based on weighted average common shares/units outstanding during the periods as follows (in millions):




                                                        Three Months Ended June 30,
                                        ---------------------------------------------------------
                                                   2000                            1999
                                        -------------------------        ------------------------
                                        Basic             Diluted        Basic            Diluted
                                        -----             -------        -----            -------
Weighted Average Common Shares          21.1              25.6           19.2             19.5
Weighted Average Common Operating
 Partnership Units/1/                   13.7              13.7           13.2             13.2




                                                          Six Months Ended June 30,
                                        ---------------------------------------------------------
                                                   2000                            1999
                                        -------------------------        ------------------------
                                        Basic             Diluted        Basic            Diluted
                                        -----             -------        -----            -------
Weighted Average Common Shares          20.9              24.0           18.8             19.0
Weighted Average Common Operating
 Partnership Units/1/                   13.8              13.8           13.3             13.3

/1/ Represents Operating Partnership units not held by Company.



     Operating Partnership units not held by the Company may be redeemed at the Unitholders' sole discretion. Such redemption may be made for cash at the then fair value of the Company's common stock, or, at the option of the Company, for shares of common stock of the Company on a one-for-one basis, which does not have a dilutive effect. A total of 266,029 Operating Partnership units were redeemed for shares of common stock during the six months ended June 30, 2000.

     A reconciliation of income (before extraordinary item) and shares used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2000 follows (dilutive securities had no effect on earnings for the three and six months ended June 30, 1999):

                                                                                           Weighted                   Per Share
                                                              Income                    Average Shares                 Amount
                                                     ---------------------          --------------------       --------------------
                                                          (In Thousands)                (In Thousands)
Three Months Ended June 30, 2000:
---------------------------------
Income before extraordinary item                         $          32,026
Minority Interest                                                  (11,200)
Income attributable to Preferred Shares                             (5,011)
                                                         -----------------
Earnings per share - Basic
    Income attributable to common shareholders
      Before extraordinary item                                     15,815                        21,105                     $ 0.75
Effect of dilutive securities: /(1)/
    Preferred shares - Series A, E, & F                              2,607                         3,992                      (0.01)
    Options                                                            172                           499                      (0.01)
                                                         -----------------                 -------------                     ------

Earnings per share - Diluted                             $          18,594                        25,596                     $ 0.73
                                                         =================                 =============                     ======

Six Months Ended June 30, 2000:
-------------------------------

Income before extraordinary item                         $          55,628
Minority Interest                                                  (19,177)
Income attributable to Preferred Shares                            (10,022)
                                                         -----------------
Earnings per share - Basic
    Income attributable to common shareholders
      before extraordinary item                                     26,429                        20,948                     $ 1.26
Effect of dilutive securities:/(1)/
    Preferred shares - Series A                                      3,047                         2,640                      (0.01)
    Options                                                            197                           399                      (0.01)
                                                         -----------------                 -------------                     ------

Earnings per share - Diluted                                        29,673                        23,987                     $ 1.24
                                                         =================                 =============                     ======


/(1)/ Adjustment to numerator reflects change in the Minority Interest share of income based on ownership calculation including common stock equivalents.


8.   SEGMENT REPORTING

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

Property Segments

     The Company's primary business is the ownership and operation of multifamily residential real estate. As such, the residential rental properties constitute the three primary operating segments -- Core, Acquisition/Disposition and Development portfolios -- depending upon the maturity of each property.
Core consists of all multifamily properties which have been owned more than one full calendar year. Therefore, the 2000 Core represents properties owned as of December 31, 1998. Acquisition/Disposition consists of purchased properties which have not yet reflected one full calendar year of operations and disposed residential properties. Development consists of properties which the Company has constructed or is in the process of constructing which have not yet had a full calendar year of stabilized operating results. On the first of January each year, Acquisition and Development properties that meet the one-year requirement are transferred to the Core portfolio.

     The Company's fourth property segment is the Retail portfolio, which reflects results for the one free standing retail property owned as of June 30, 2000 and Worldgate Centre, which was sold in June 2000.

     The Company evaluates performance for the Property Segments based on Net Operating Income ("NOI") which is the difference between Rental Revenue and Operating Expenses, (which primarily excludes interest expense, general and administrative costs and depreciation).

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

     Information concerning operations by segment for the three and six months ended June 30, 2000 and 1999 was as follows (in thousands):

Property Segments

                                                    Three Months Ended       Six Months ended
                                                         June 30,                June 30,
                                                   --------------------    --------------------

                                                      2000       1999         2000        1999
                                                   ---------  ---------    ---------   ---------
Net Operating Income
--------------------

  Core Portfolio                                   $ 41,269   $ 37,266   $   79,361   $   72,609
  Acquisition/Disposition Portfolio                  12,208      3,867       22,552        7,601
  Development Portfolio                               4,633      1,025        7,915        1,711
  Retail Portfolio                                    1,522      1,764        3,159        3,476
                                                   --------   --------   ----------   ----------
      Consolidated Total                             59,632     43,922      112,987       85,397

  Depreciation and Amortization                     (10,895)    (7,713)     (21,462)     (15,941)
  Equity in Income of Unconsolidated Properties         542        214        1,325          330
  Equity in Income of Property Service
   Businesses                                         1,636      1,126        2,155        1,128
  Corporate General and Administrative Expenses      (3,002)    (2,420)      (5,697)      (4,629)
  Net interest expense                              (20,048)   (13,418)     (37,841)     (26,522)
                                                   --------   --------   ----------   ----------

      Income before Gain on Sale and
      Extraordinary Item                           $ 27,865   $ 21,711   $   51,467   $   39,763
                                                   ========   ========   ==========   ==========

Revenues
--------

  Core Portfolio                                   $ 64,249   $ 59,445   $  125,836   $  117,631
  Acquisition/Disposition Portfolio                  21,255      6,730       40,385       13,456
  Development Portfolio                               6,883      1,805       12,573        3,372
  Retail Portfolio                                    2,329      2,542        4,776        5,096
                                                   --------   --------   ----------   ----------

      Consolidated Total                           $ 94,716   $ 70,522   $  183,570   $  139,555
                                                   ========   ========   ==========   ==========

Real Estate Assets, gross
-------------------------

  Core Portfolio                                                         $1,088,078   $1,054,161
  Acquisition/Disposition Portfolio                                         592,015      142,553
  Development Portfolio                                                     260,131      169,671
  Retail Portfolio                                                           15,144       60,083
                                                                         ----------   ----------
      Subtotal                                                            1,955,368    1,426,468
  Accumulated depreciation                                                 (250,725)    (241,556)
                                                                         ----------   ----------

      Consolidated Total, Net                                            $1,704,643   $1,184,912
                                                                         ==========   ==========


Property Service Business Segment

                           Three Months Ended         Six Months Ended
                                June 30,                   June 30,
                           ------------------         -----------------
                             2000       1999            2000      1999
                           -------    -------         --------  -------

  Funds from Operations     $ 1,744   $ 1,234          $  2,370 $ 1,343

  Revenues                   58,025    31,301           107,926  58,695

  Depreciation                1,444       525             2,840     960

9.  SUBSEQUENT EVENTS

    In July 2000, CES acquired Hayes Mechanical, Inc., a privately held, full-service mechanical services company in Chicago, Illinois. The $18.6 million purchase price consisted of 211,268 shares of the Company's common stock (purchased by CES from the Company for approximately $7.5 million), assumed debt of $0.7 million and $10.4 million of cash. CES funded the transaction through the Operating Partnership in exchange for a promissory note.

    In addition, CES purchased Betlem Service Corporation in July 2000, a mechanical services company located in Rochester, New York. The purchase price of $4.6 million consisted of 35,898 shares of the Company's common stock (purchased by CES from the Company for $1.4 million) and cash of $3.2 million. CES funded the transaction through the Operating Partnership in exchange for a promissory note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three and six months ended June 30, 2000 and 1999 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty, Inc. (the "Company"), Charles
E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to its control as sole general partner.


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

Rental Revenue

     Average revenue per apartment unit for the Company's core multifamily properties increased approximately 8.1% in the second quarter of 2000 as compared with 1999.

     A schedule of portfolio statistics follows:

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
--------------------------------------------------------------------------------
                       Residential Portfolio Statistics
                      For the Quarter Ended June 30, 2000

                                                                                              Monthly        %
                                                                     Average                    GOI       Change
                                                        Apartment    Sq. Ft.        GOI       Per Unit     From
Property                                Type              Units      Per Unit     QTD 00       QTD 00     QTD 99
--------                                ----              -----      --------     ------       ------     ------
                                                                                 (in 000s)
CORE RESIDENTIAL PORTFOLIO

Washington, D.C.
    1841 Columbia Road               Mid-rise               115         635     $   387       $1,122      11.0%
    2501 Porter Street               High-rise              202         757       1,040        1,715       4.1%
    Albemarle                        High-rise              235       1,122       1,009        1,431      11.2%
    Calvert-Woodley                  High-rise              136         909         557        1,365       9.5%
    Car Barn                         Garden                 196         959         608        1,035       9.1%
    Cleveland House                  High-rise              216         897         889        1,372      14.1%
    Connecticut Heights              High-rise              519         656       1,660        1,066      10.7%
    Corcoran House                   High-rise              138         528         391          944       9.0%
    Statesman                        High-rise              281         593         796          945       6.8%
    Van Ness South                   High-rise              625         957       2,385        1,272       8.4%
    The Kenmore                      High-rise              376         715       1,016          901      11.2%
    Tunlaw Gardens                   Garden                 167         850         474          947      15.5%
    Tunlaw Park                      Mid-rise               120         855         459        1,276      14.6%
                                                         ------      ------     -------       ------     ------
                                                          3,326         808     $11,671       $1,170       9.8%
Northern Virginia
    Crystal City
    ------------
    The Bennington                   High-rise              348         798       1,212        1,161       3.1%
    Crystal House I                  High-rise              426         896       1,480        1,158       9.2%
    Crystal House II                 High-rise              402         896       1,332        1,105       7.9%
    Crystal Square                   High-rise              378       1,080       1,477        1,302       7.6%
    Crystal Place                    High-rise              180         915         765        1,417       4.7%
    Gateway Place                    High-rise              162         828         980        2,017      12.9%
    Water Park Towers                High-rise              360         959       1,753        1,623       7.3%
    Crystal Plaza                    High-rise              540       1,124       2,277        1,405       7.9%
    Crystal Towers                   High-rise              912       1,118       3,508        1,282       6.1%
    Parc Vista                       High-rise              299         770       1,372        1,529      17.4%
                                                         ------      ------     -------       ------     ------
                                                          4,007         980     $16,156       $1,344       8.0%

    Rosslyn/Ballston
    ----------------
    Courthouse Plaza                 High-rise              396         838       1,795        1,511      11.5%
    Lincoln Towers                   High-rise              714         878       3,157        1,474       8.4%
                                                         ------      ------     -------       ------     ------
                                                          1,110         864     $ 4,952       $1,487       9.5%
    Tysons/Dulles
    -------------
    Charter Oak                      Garden                 262       1,098         836        1,064       3.1%
    Oaks of Tysons                   Garden                 218         967         723        1,106      -0.9%
    Bedford Village                  Garden                 752       1,098       2,405        1,066       8.3%
    Patriot Village                  Garden               1,065       1,149       3,321        1,039      10.1%
    Westerly at Worldgate            Garden                 320         921       1,189        1,239       1.1%
                                                         ------      ------     -------       ------     ------
                                                          2,617       1,086     $ 8,474       $1,079       6.5%
    Other
    -----
    Arlington Overlook               Mid-rise               711         877       1,960          919      10.9%
    Berkeley                         Mid-rise               138         809         338          817       8.8%
    Boulevard of Old Town            Garden                 159         672         445          933       4.9%
    Columbia Crossing                Garden                 247         977         958        1,293       8.3%
    Concord Village                  Garden                 531         925       1,475          926       8.7%
    Newport Village                  Garden                 937       1,060       2,840        1,010       6.9%
    Orleans Village                  Garden                 851       1,015       2,398          939       6.2%
    Skyline Towers                   High-rise              940       1,107       3,108        1,102       6.9%
                                                         ------      ------     -------       ------     ------
                                                          4,514         991     $13,522       $  999       7.6%

Boston/Chicago
    2000 Commonwealth                High-rise              188         862       1,095        1,942       7.4%
    One East Delaware                High-rise              306         704       2,014        2,193      11.4%
    McClurg Court                    High-rise            1,075         732       4,556        1,413       5.4%
    Cronin's Landing                 Mid-rise               281       1,062       1,809        2,146       9.6%
                                                         ------      ------     -------       ------     ------
                                                          1,850         791     $ 9,474       $1,707       7.6%
                                                         ------      ------     -------       ------     ------
                                                         17,424         938     $64,249       $1,229       8.1%
                                                         ------      ------     -------       ------     ------


                                                       %
                                                     Change
                                         Occupancy    From
                                          QTD 00     QTD 99
                                          ------     ------
CORE RESIDENTIAL PORTFOLIO

Washington, D.C.
    1841 Columbia Road                      99.8%       0.4%
    2501 Porter Street                      97.8%      -1.9%
    Albemarle                               97.9%      -0.3%
    Calvert-Woodley                         98.9%      -0.2%
    Car Barn                                99.1%       0.2%
    Cleveland House                         97.8%       0.3%
    Connecticut Heights                     98.1%      -0.2%
    Corcoran House                          96.3%      -3.4%
    Statesman                               97.6%      -2.4%
    Van Ness South                          98.2%      -0.9%
    The Kenmore                             97.0%      -1.1%
    Tunlaw Gardens                          97.8%       1.4%
    Tunlaw Gardens                          97.9%       2.6%
                                           ------     ------
                                            98.0%      -0.7%
Northern Virginia
    Crystal City
    ------------
    The Bennington                          97.8%       0.8%
    Crystal House I                         98.6%       1.4%
    Crystal House II                        98.7%       1.2%
    Crystal Square                          98.9%       0.5%
    Crystal Place                           98.2%       2.1%
    Gateway Place                           96.9%       5.9%
    Water Park Towers                       97.0%       2.6%
    Crystal Plaza                           99.3%       0.3%
    Crystal Towers                          98.5%      -0.3%
    Parc Vista                              95.2%      -1.7%
                                           ------     ------
                                            98.1%       0.8%

    Rosslyn/Ballston
    ----------------
    Courthouse Plaza                       100.0%       5.1%
    Lincoln Towers                          95.7%       2.0%
                                           ------     ------
                                            97.7%       3.1%
    Tysons/Dulles
    -------------
    Charter Oak                             97.1%      -1.1%
    Oaks of Tysons                          97.0%       0.1%
    Bedford Village                         97.9%       0.2%
    Patriot Village                         98.8%       2.5%
    Westerly at Worldgate                   97.6%      -0.8%
                                           ------     ------
                                            98.0%       0.8%
    Other
    -----
    Arlington Overlook                      96.2%       1.4%
    Berkeley                                98.6%       3.3%
    Boulevard of Old Town                   97.9%       0.1%
    Columbia Crossing                       99.3%       1.0%
    Concord Village                         97.6%       2.0%
    Newport Village                         98.2%       0.7%
    Orleans Village                         98.8%       1.4%
    Skyline Towers                          98.3%       2.0%
                                           ------     ------
                                            98.0%       1.4%

Boston/Chicago
    2000 Commonwealth                       99.0%       1.4%
    One East Delaware                       98.1%       0.0%
    McClurg Court                           96.1%       0.5%
    Cronin's Landing                        99.0%       3.0%
                                           ------     ------
                                            97.3%       1.0%
                                           ------     ------
                                            97.9%       0.9%
                                           ------     ------

                                                                                            Monthly      %                     %
                                                                        Average               GOI     Change                Change
                                                           Apartment    Sq. Ft.      GOI    Per Unit   From   Occupancy      From
Property                                           Type      Units      Per Unit   QTD 00    QTD 00   QTD 99    QTD 00      QTD 99
--------                                           ----      -----      --------   ------    ------   ------    ------      -------
                                                                                  (in 000s)
ACQUISITION PORTFOLIO

    1999
    ----
    Buchanan House (Crystal City, VA)         High-rise          442       1,173   $ 2,102    $1,585     N/A       97.8%       N/A
    Park Lincoln (Chicago, IL)                High-rise          139         581       501     1,201     N/A       95.4%       N/A
    Terrace (Chicago, IL)                     Garden             427         814     1,114       870     N/A       95.9%       N/A
    The Consulate (Washington, DC)            High-rise          269         828     1,043     1,292     N/A       96.1%       N/A
    Countryside (Chicago, IL)                 Garden             720         872     2,047       947     N/A       94.1%       N/A
    Stonegate (Chicago, IL)                   Garden           1,158         581     2,505       721     N/A       92.6%       N/A
    Forte Towers (S.E. Florida)               High-rise        1,339         772     3,212       800     N/A       94.8%       N/A
    Ocean View at Aventura (S.E. Florida)     High-rise        1,199       1,080     3,489       970     N/A       95.1%       N/A

    2000
    ----
    Ocean View at Sunset Pointe-North
        (S.E. Florida)                        High-rise          527         987     1,556       984     N/A       92.8%       N/A
    Ocean View at Sunset Pointe-South
        (S.E. Florida)                        High-rise          943         995     2,819       996     N/A       93.3%       N/A
    Dearborn Place (Chicago, IL)              High-rise          185         706       747       N/A     N/A        N/A        N/A
    Reston Landing (Tysons/Dulles, VA)        Garden             400         995       N/A       N/A     N/A        N/A        N/A
                                                             -------     -------   -------
                                                               7,748         876   $21,135

DEVELOPMENT PORTFOLIO

    Courthouse Place (Rosslyn/Ballston, VA)   High-rise          564         850   $ 2,465    $1,457     N/A       98.9%       N/A
    One Superior Place (Chicago, IL)          High-rise          809         729     4,090     1,685     N/A       99.5%       N/A
    Park Connecticut (Washington, DC)         High-rise          142         915       328       N/A     N/A        N/A        N/A
    Alban Towers (Washington, DC)/(1)/        Mid-rise           226         N/A       N/A       N/A     N/A        N/A        N/A
    Park Millenium (Chicago, IL)/(1)/         High-rise          480         N/A       N/A       N/A     N/A        N/A        N/A
                                                             -------               -------
                                                               2,221                 6,883

ALL RESIDENTIAL PROPERTIES                                    27,393               $92,267
                                                             =======               =======

PARTIALLY-OWNED PORTFOLIO
-------------------------

    Renaissance (25% owned)                   High-rise          330         984   $ 1,286       N/A     N/A        N/A        N/A
    Springfield Station (48% owned)           Garden/Mid-rise    631         909     2,180       N/A     N/A        N/A        N/A
    Brandywine (25% owned)                    High-rise          306       1,009     1,239       N/A     N/A        N/A        N/A
    Stoneridge at University Center
      (40% owned)/(1)/                        Garden             630         N/A       N/A       N/A     N/A        N/A        N/A
                                                             -------               -------
                                                               1,897               $ 4,705
                                                             =======               =======
/(1)/ Property is currently under construction.

RENTAL PROPERTIES

     Revenues, expenses and income from the multifamily and retail properties for the three and six months ended June 30, 2000 and 1999 were as follows (in thousands):


                                       Three Months Ended         Six Months Ended
                                            June 30,                 June 30,
                                      --------------------     -------------------
                                         2000   1999/(2)/      2000    1999/(2)/
                                      --------  ---------      -------  ----------
Core Portfolio/(1)/
  Revenues                            $ 64,249   $ 59,445    $ 125,836    $117,631
  Expenses                             (22,980)   (22,179)     (46,475)    (45,022)
                                      --------   --------    ---------    --------

  Income before depreciation          $ 41,269   $ 37,266    $  79,361    $ 72,609
                                      ========   ========    =========    ========

Acquisitions/Disposition Portfolio
  Revenues                            $ 21,255   $  6,730    $  40,385    $ 13,456
  Expenses                              (9,047)    (2,863)     (17,833)     (5,855)
                                      --------   --------    ---------    --------

  Income before depreciation          $ 12,208   $  3,867    $  22,552    $  7,601
                                      ========   ========    =========    ========

Development Portfolio
  Revenues                            $  6,883   $  1,805    $  12,573    $  3,372
  Expenses                              (2,250)      (780)      (4,658)     (1,661)
                                      --------   --------    ---------    --------

  Income before depreciation          $  4,633   $  1,025    $   7,915    $  1,711
                                      ========   ========    =========    ========

Retail Portfolio
  Revenues                            $  2,329   $  2,542      $ 4,776    $  5,096
  Expenses                                (807)      (778)      (1,617)     (1,620)
                                      --------   --------    ---------    --------

  Income before depreciation          $  1,522   $  1,764   $    3,159    $  3,476
                                      ========   ========   ==========    ========

Total Rental Properties
  Revenues                            $ 94,716   $ 70,522    $ 183,570    $139,555
  Expenses                             (35,084)   (26,600)     (70,583)    (54,158)
  Depreciation                         (10,895)    (7,713)     (21,462)    (15,941)
                                      --------   --------    ---------    --------

  Income from Rental Properties       $ 48,737   $ 36,209     $ 91,525   $  69,456
                                      ========   ========     ========   =========

/(1)/ Represents properties owned as of December 31, 1998.
/(2)/ Prior year amounts have been reclassified to conform with current year presentation.

PROPERTY SERVICE BUSINESSES

     Revenues, expenses and income from the Property Service Businesses for the three and six months ended June 30, 2000 and 1999 were as follows (in thousands):

                                            Three Months Ended     Six Months Ended
                                                 June 30,              June 30,
                                           -------------------   --------------------
                                              2000      1999        2000       1999
                                           --------   --------   ---------   --------
Total Property Service Businesses
  Revenues                                 $ 58,025   $ 31,301   $ 107,926   $ 58,695
  Expenses                                  (54,945)   (29,650)   (102,931)   (56,607)
  Depreciation                               (1,444)      (525)     (2,840)      (960)
                                           --------   --------   ---------   --------

Income from Property Service Businesses    $  1,636   $  1,126   $   2,155   $  1,128
                                           ========   ========   =========   ========

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2000 to Three Months Ended June 30, 1999.

     Summary. Net income of the Operating Partnership increased $10.3 million, or 47.6%, from $21.7 million for the three months ended June 30, 1999 to $32.0 million for the three months ended June 30, 2000. Funds from Operations ("FFO") of the Operating Partnership increased $7.0 million, or 24.3%, from $28.6 million to $35.6 million during the same period. Net income of the Company increased from $11.2 million ($0.58 per diluted common share) for the three months ended June 30, 1999 to $15.8 million ($0.73 per diluted common share) for the three months ended June 30, 2000. FFO of the Company increased 28.4%, from $18.0 million to $23.1 million during the same period. The increases in FFO and net income are primarily attributable to net operating income growth of 10.7% on the core portfolio and contributions from acquired and developed properties.

     Rental Properties.   Revenue from all rental properties increased $24.2
million, or 34.3%, from $70.5 million for the three months ended June 30, 1999 to $94.7 million for the three months ended June 30, 2000. Operating expenses from all rental operations increased $8.5 million, or 31.9%, from $26.6 million during the second quarter of 1999 to $35.1 million during the current quarter.

     Core Portfolio. Revenue from the core portfolio increased $4.8 million, or 8.1%, over the prior year period resulting in average monthly revenue per apartment unit of $1,229. This was primarily due to continued strong demand in all submarkets. Management successfully increased rents during the quarter and improved occupancy levels. Average economic occupancy for the core portfolio was 97.9% for the three months ended June 30, 2000 compared to 97.0% for the comparable prior year. Expenses for the core portfolio increased $0.8 million, or 3.6%, due primarily to higher real estate taxes and utility costs.

     Acquisition/Disposition Portfolio. The acquisition properties (defined as properties acquired subsequent to December 31, 1998) and the residential disposition properties contributed approximately 60.0%, or $14.5 million, of the total rental revenue increase and approximately $6.1 million of the total rental expense increase. Results for the second quarter of 1999 reflect three acquisitions and six disposition properties totaling 2,863 apartment units. Results for the second quarter of 2000 reflect eleven acquisition properties and no dispositions totaling 7,748 apartment units.

     Development Portfolio. In June 1999, Courthouse Place completed delivery of its 564 units. The project provided net operating income of $1.8 million for the current quarter, and $0.8 million in the prior year quarter.

     One Superior Place delivered initial units in July 1999 and had all 809 units delivered as of June 30, 2000. The project provided net operating income of $2.8 million for the period. As of June 30, 2000, the property was stabilized.

     Park Connecticut delivered initial units in March 2000 and had all 142 units delivered as of June 30, 2000. The project provided net operating income of $0.1 million for the period. As of June 30, 2000, the property was 74% leased and 56% occupied. Stabilization is expected in the third quarter of 2000.

     Property Service Businesses. The Company uses the equity method of accounting for its non-voting interest in the Property Service Businesses.

     Income from Property Service Businesses increased $0.5 million in the second quarter of 2000 compared to the prior year quarter. This was primarily due to Consolidated Engineering Services, Inc. and affiliates as a result of both internal growth and the acquisition of four businesses during the second half of 1999.

     Other. Corporate general and administrative expenses increased 24% over the prior year quarter due primarily to higher management costs associated with geographic expansion. Net interest expense increased $6.6 million during the quarter, or 49.4%, due to additional debt related to acquisitions, lower capitalized interest on development properties and an increase of 40 basis points in the Company's weighted average borrowing rate.


Comparison of Six Months Ended June 30, 2000 to Six Months Ended June 30, 1999.

     Summary. Net income of the Operating Partnership increased $14.3 million, or 34.8%, from $41.3 million for the six months ended June 30,

1999 to $55.6 million for the six months ended June 30, 2000. Funds from Operations ("FFO") of the Operating Partnership increased $10.6 million, or 19.7%, from $54.1 million to $64.7 million during the same period. Net income of the Company increased from $21.0 million, or $1.11 per diluted common share, for the six months ended June 30, 1999 to $26.4 million, or $1.24 per diluted common share, for the six months ended June 30, 2000. FFO of the Company increased 21.3%, from $33.7 million to $40.9 million during the same period.

     Rental Properties.   Revenue from all rental properties increased $44.0
million, or 31.5%, from $139.6 million for the six months ended June 30, 1999 to $183.6 million for the six months ended June 30, 2000. Operating expenses from all rental operations increased $16.4 million, or 30.3% from $54.2 million during the first half of 1999 to $70.6 million during the current period.

     Core Portfolio. Revenue from the core portfolio increased $8.2 million, or 7.0%, over the prior year period resulting in average monthly revenue per apartment unit of $1,204. This was primarily due to continued strong demand in all submarkets, particularly northwest Washington, D.C. Average economic occupancy for the core portfolio was 97.6% for the six months ended June 30, 1999 compared to 96.9% for the comparable prior year. Expenses for the core portfolio increased $1.5 million, or 3.2%, due primarily to expected increases in real estate taxes, and higher wages due to additional staffing at the properties.

     Acquisition/Disposition Portfolio. The acquisition properties (defined as properties acquired subsequent to December 31, 1998) and disposition properties contributed approximately 62.0%, or $26.9 million, of the total rental revenue increase and approximately $12.0 million of the total rental expense increase.

     Development Portfolio. In June 1999, Courthouse Place completed delivery of its 564 units. The project provided net operating income of $1.1 million for the first six months of 1999 and $3.6 million for the same period in 2000.

     One Superior Place delivered initial units in July 1999 and had all 809 units delivered as of June 30, 2000. The project provided a net operating income of $4.5 million for the period. As of June 30, 2000, the property was stabilized.

     Park Connecticut delivered initial units in March 2000 and had all 142 units delivered as of June 30, 2000. Stabilization is expected by the third quarter of 2000. As of June 30, 2000, the property was 74% leased and 56% occupied.

     Property Service Businesses. The Company uses the equity method of accounting for its non-voting interest in the Property Service Businesses.

     Income from Property Service Businesses increased $1.0 million in the first half of 2000 compared to the prior year period. This was primarily due to contributions from Smith Management Construction and Consolidated Engineering Services, Inc. of $0.6 million and $1.5 million, respectively. CES growth is primarily due to internal and external acquisitions and expansion. These increases were partially offset by a decrease of $1.0 million for Smith Realty Company and Smith Corporate Living. This is primarily due to the sale in 1999 of the retail management business, as well as increased personnel costs, and weakness in the Chicago corporate furnished apartment business.

     Joint Ventures. The Company entered into three joint ventures during the first half of 1999. The Company's share of income from the joint ventures totaled $1.3 million and $0.3 million for the six months ended June 30, 2000 and 1999, respectively.

     Other. Corporate general and administrative expenses increased 23.1% compared to the prior year period due primarily to higher personnel and technology related costs. Net interest expense increased $11.3 million during the period, or 42.7%, primarily due to additional debt related to acquisitions and development as well as higher borrowing rates.


LIQUIDITY AND CAPITAL RESOURCES

     Summary. Net cash flow provided by operating activities increased $41.8 million from $58.9 million for the six months ended June 30, 1999 to $100.7 million for the six months ended June 30, 2000. The increase was due primarily to an increase of $20.0 million in property operating income. In addition, a decrease in other assets related to the use of escrow proceeds provided an additional $16.2 million.

     Net cash flow of $164.3 million was used by investment activities during the six months ended June 30, 2000 compared to $60.7 million during the comparable prior year period. Approximately $28.8 million of the increase is due to acquisition and development activity. In addition, two cash property sales in 1999 contributed $75.7 million in net cash flows in 1999.

     Net cash flows provided by financing activities were $53.0 million for the six months ended June 30, 2000, primarily comprised of $98.3 million of net borrowings against the properties, lines of credit, and construction loans, offset by a $49.9 million cash outflow for dividends and distributions. Net cash flows provided by financing activities of $6.8 million in the comparable prior year period primarily consisted of $45.4 million of net cash inflow from borrowings less $39.6 million of dividends/distributions.

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

     Funds from Operations for the three and six months ended June 30, 2000 and 1999 are computed as follows (in thousands):

                                                Three Months Ended     Six Months Ended
                                                     June 30,              June 30,
                                               -------------------   -------------------
                                                  2000      1999        2000      1999
                                               --------   --------   --------   --------
Net Income of the Operating Partnership        $ 32,026   $ 21,704   $ 55,628   $ 41,255

Preferred dividends                              (3,504)      (999)    (8,946)    (1,988)
Depreciation of real property                    10,895      7,713     21,462     15,941
Depreciation from unconsolidated properties         239        114        478        122
Amortization of goodwill                            108        108        215        215
Loss (gain) on sale of property                  (4,161)         7     (4,161)    (1,851)
Extraordinary item                                   --         --         --        359
                                               --------   --------   --------   --------

Funds from Operations of the Operating
     Partnership                                 35,603     28,647     64,676     54,053
Minority Interest                               (12,553)   (10,689)   (23,818)   (20,357)
                                               --------   --------   --------   --------

Attributable to Shareholders                   $ 23,050   $ 17,958   $ 40,858   $ 33,696
                                               ========   ========   ========   ========

Property Acquisitions and Dispositions

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

     In June 2000, the Company acquired Reston Landing, a newly developed 400-unit property, located in Reston, Virginia. The $43.7 million cash transaction was primarily funded with proceeds from the tax deferred sale of Worldgate Centre, a retail center located in Herndon, Virginia, for approximately $41 million. The Company recognized a gain on the sale of $4.2 million.

Development

     As of June 30, 2000, the Company had the following properties under construction:


                           Number      Units       Initial       Estimated     Estimated        Estimated
                          of Units   Delivered     Delivery     Completion   Stabilization        Cost
                          --------   ---------     --------     ----------   -------------    -------------
                                                                                              (in millions)
Stoneridge at
University Center
  (Tysons/Dulles)/(1)/      630          26        June, 2000      Q3, 2001       Q1, 2002         $ 66
Alban Towers
  (Washington, DC)/(2)/     226         N/A          Q2, 2001      Q3, 2001       Q4, 2001           53
Park Millennium
  (Chicago, IL)             480         N/A          Q2, 2002      Q4, 2002       Q1, 2003          106
                          -----         ---                                                       -----
                          1,336          26                                                       $ 225
                          =====         ===                                                       =====

/(1)/ The Company has a 40% ownership interest.
/(2)/ The Company owns substantially all of the economic interest.


Commitments

   As of June 30, 2000, the Company had executed contracts to purchase multifamily properties under construction as follows:

                              Number    Estimated  Purchase    Estimated
                             of Units   Completion   Date        Cost
                             --------   ---------- --------  -------------
                                                             (in millions)


  New River Village
    (Ft. Lauderdale, FL)        240      Q3, 2000  Q4, 2000     $  34
  Wilson Boulevard
    (Rosslyn/Ballston)          220      Q4, 2000  Q4, 2000        29
  Ballston Place
    (Rosslyn/Ballston)          383      Q2, 2001  Q3, 2001        52
                               ----                             -----

                                843                             $ 115
                               ====                             =====

     These contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. As of June 30, 2000, the Company had posted two letters-of-credit totaling $7.5 million in accordance with three of the contracts each to be drawn only in the event the Company defaults on its contractual obligation to purchase the completed asset.

Debt

    In February 2000, the Company drew $49.4 million on its Fannie Mae credit facility at 8.00% for ten years. The Company used $37 million of the proceeds to repay a portion of its line of credit with the balance used for working capital needs. Ocean View at Aventura was added to the collateral pool in connection with this draw.

     In May 2000, the Company obtained a ten-year, $300 million secured line of credit from Freddie Mac. Initial availability under the agreement is approximately $125 million, which can increase to $300 million with appreciation in value of the properties collateralizing the borrowings and/or with the addition of properties to the collateral pool. Loan costs of $0.9 million were capitalized in connection with this agreement. The Company made an initial draw of $60 million; substantially all of which was used to pay down debt on the Company's $185 million line of credit.

     In June 2000, the Company closed on four mortgage loans totaling $53.5 million. Each of the loans has a fixed interest rate of 7.92%. The loans require monthly payments of interest only through July 2010, at which time principal amortization begins using a 20-year amortization with a balloon payment due June 28, 2012. The loans are collateralized by four properties.

     In June 2000, the Company decreased the commitment on its $185 million line of credit to $100 million and decreased the commitment on its $100 million line to $50 million.

     As of June 30, 2000, the Company had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 7.33%, as follows:

                                         Dollars in   % of
                                         Thousands   Total
                                         ----------  ------
               Fixed Rate Debt:
                 Mortgages               $  917,527   85.1%
               Variable Rate Debt:
                 $300M Line of Credit        69,000    6.4%
                 $100M Line of Credit         5,000    0.5%
                 $50M Line of Credit             --    0.0%
                 Construction Loans          86,306    8.0%
                                         ----------  -----
                                         $1,077,833  100.0%
                                         ==========  =====

     As of June 30, 2000, the Company had $237.0 million of unused borrowing capacity on lines of credit and construction loans. (Unused borrowing capacity includes $56 million from the $300 million line, which reflects the borrowing capacity currently available under the line of $125 million, less $69 million used at June 30, 2000.) Amounts outstanding under lines of credit averaged $117.8 million for the six months ended June 30, 2000 compared to $99.9 million for the six months ended June 30, 1999.

     In connection with the development of Stoneridge at University Center in Loudoun County, Virginia (a partially-owned property), SPH University Center LLC obtained a $31.0 million interest-only construction loan in May 2000 with interest at LIBOR plus 125 basis points, payable monthly, due May 10, 2003. As of June 30, 2000, no draws had been made on the loan.

     As of June 30, 2000, the Company's Debt to Total Market Capitalization Ratio was 39.5% (based on 21.3 million common shares, 4.0 million preferred shares, and 13.6 million partnership units outstanding at a common stock price of $38.00, $50 million of perpetual preferred stock, $80 million of convertible preferred shares, and $45 million of convertible preferred partnership units) versus 38.6% as of December 31, 1999 and 40.9% as of June 30, 1999.

     The Company's Interest Coverage Ratio, excluding gains on sales and extraordinary items, for the six months ended June 30, 2000 was 3.10 to 1 compared to 3.22 to 1 for the comparable prior year period.

Capital Expenditures

     For the six months ended June 30, 2000, total capital improvements were $24.9 million, of which $15.0 million were for the core portfolio.
Approximately 66% of the capital expenditures on the core portfolio in 2000 are considered by management to be non-recurring, repositioning improvements which directly result in higher revenues. The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to generate revenues and are considered more recurring in nature and non-discretionary. A summary of core capital expenditures for the period follows:

                                                              Number  Average
                                                  Total $       of      Cost
                                                   Spent       Units   Per Unit
                                              --------------  -------  --------
                                              (In Thousands)
     Expenditure Type
     ----------------

     Core Repositioning
         Kitchen/Bath                                $9,372
         Washer/Dryer                                   510
                                                     ------
     Total Core Repositioning                         9,882       852   $11,599

     Recurring Improvements                           5,163    17,424   $   297
                                                     ------

     Total Capital Expenditures - Core Portfolio    $15,045
                                                    =======


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

                                    PART II


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

               On June 14, 2000, the Company issued 93,275 unregistered shares of Class A Common Stock of the Company for $3,537,921 or approximately $37.93 per share, to Consolidated Engineering Services, Inc., an affiliated Maryland corporation ("CES") pursuant to a Common Stock Purchase Agreement between CES and the Company dated July 14, 2000. CES subsequently transferred these shares in exchange for shares of Illingworth Corporation, a Wisconsin corporation, in a cash and securities acquisition of a 100% interest in that corporation.

               On July 10, 2000, the Company issued 211,268 unregistered shares of Class A Common Stock of the Company for $7,500,014 or $35.50 per share, to CES pursuant to a Common Stock Purchase Agreement between CES and the Company dated July 10, 2000. CES subsequently transferred these shares in exchange for shares of Hayes Mechanical Services, Inc., a Connecticut corporation, in a cash and securities acquisition of a 100% interest in that corporation.

               On July 18, 2000, the Company issued 35,898 unregistered shares of Class A Common Stock of the Company for $1,400,022 or $39.00 per share, to CES pursuant to a Common Stock Purchase Agreement between CES and the Company dated July 18, 2000. CES subsequently transferred these shares in exchange for shares of Betlem Service Corporation, a New York corporation, in a cash and securities acquisition of a 100% interest in that corporation.

               A registration statement supporting the resale of 504,543 shares of Common Stock of the Company (including an aggregate of 304,543 of the above-referenced shares issued on June 14 and July 10, 2000) was filed with the Securities and Exchange Commission on July 17, 2000, and it became effective on July 28, 2000.

               The Company believes that all of the shares described above were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) of the Securities Act and the provision of Rule 506 of Regulation D.

Item 3.  Defaults on Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The regular Annual Meeting of the Registrant was held on May 24, 2000. At this Annual Meeting, incumbent Director Robert H. Smith was re-elected to the Board of Directors for a term ending in 2003. New Directors Roger J. Kiley, Jr. and Karen Hastie Williams were elected for terms ending in 2003. Directors Ernest A. Gerardi, Jr., Charles B. Gill, Robert P. Kogod, R. Michael McCullough, and L. Ronald Scheman continued their terms in office. The shareholders also voted at this Annual Meeting to ratify the Board of Directors' appointment of Arthur Andersen LLP as the independent auditor of the Registrant for the fiscal year ending December 31, 2000. The votes cast at this Annual Meeting were as follows:

            Election of Roger J. Kiley, Jr.    FOR  --  16,984,545
                                               WITHHELD  --  17,951


            Election of Robert H. Smith        FOR  --  16,984,545
                                               WITHHELD  --  17,951


            Election of Karen Hastie Williams  FOR  --  16,985,515
                                               WITHHELD  --  16,981

            Ratification of Appointment of     FOR  --  16,723,501
            Arthur Andersen LLP                AGAINST  --  8,219
                                               ABSTAINING  --  270,775

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         99.1 Credit Agreement By and Among Smith Property Holdings Lincoln Towers LLC and Smith Property Holdings McClurg Court LLC, as Borrower and Columbia National Real Estate Finance, Inc., as Lender

         99.2 First Amendment to Credit Agreement between the Operating Partnership and PNC Bank, National Association, et.al.

         99.3 First Amendment to Fourth Amendment and Restated Credit Agreement between the Operating Partnership and PNC Bank, National Association, et. al.

     (b) Reports on Form 8-K:

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                     CHARLES E. SMITH RESIDENTIAL REALTY, INC.

August 11, 2000      By:  /s/  W. D. Minami
                          ----------------------------------
                          W. D. Minami
                          Executive Vice President and Chief Financial Officer
                          Charles E. Smith Residential Realty, Inc.
                          (on behalf of the Registrant and as Principal
                          Financial Officer)

                     By:  /s/  Steven E. Gulley
                          ----------------------------------
                          Steven E. Gulley
                          Chief Accounting Officer
                          Charles E. Smith Residential Realty, Inc.