Form 10-Q
period 2000-09-30
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 2000-11-13
CIK 919004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ___________________
                                   FORM 10-Q

          X     Quarterly Report Pursuant to Section 13 or 15(d)
         ---
                    of the Securities Exchange Act of 1934
                   For the quarter ended September 30, 2000

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

     As of October 31, 2000 there were 21,849,250 shares of Common Stock of the Registrant issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                   FORM 10-Q
                                     INDEX

                                                                           Pages
                                                                           -----
PART I:      FINANCIAL INFORMATION

  Item 1:    Financial Statements

             Charles E. Smith Residential Realty, Inc. Financial
             Statements as of September 30, 2000 and December 31, 1999,
             Filed as a Part of This Report

             Consolidated Balance Sheets                                      3

             Consolidated Statements of Operations                            4

             Consolidated Statements of Shareholders' Equity                  5

             Condensed Consolidated Statements of Cash Flows                  6

             Notes to Consolidated Financial Statements                       7

  Item 2:    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   16

PART II:     OTHER INFORMATION                                               29

SIGNATURES                                                                   30

                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in Thousands)

                                                                            September 30, 2000          December 31, 1999
                                                                           --------------------        -------------------
                                                                                (Unaudited)
        ASSETS

Rental property, net                                                       $          1,667,107        $         1,369,416
Rental property under development                                                        57,461                    169,626
Cash                                                                                          -                     10,557
Escrow funds                                                                              7,175                     18,309
Investment in and advances to Property Service Businesses                               102,749                     70,282
Investment in unconsolidated properties                                                  32,169                     22,338
Deferred charges, net                                                                    17,124                     16,727
Security deposits                                                                         8,379                      4,058
Other assets                                                                             20,118                     23,465
                                                                           --------------------        -------------------

                                                                           $          1,912,282        $         1,704,778
                                                                           ====================        ===================

        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Mortgage loans and notes payable:
        Mortgage loans                                                     $          1,038,545        $           817,278
        Construction loans                                                               76,414                     80,045
        Lines of credit                                                                   6,000                     72,000
                                                                           --------------------        -------------------
           Total mortgage loans and notes payable                                     1,120,959                    969,323
     Accounts payable and accrued expenses                                               55,346                     44,480
     Security deposits                                                                    8,379                      4,058
                                                                           --------------------        -------------------
        Total liabilities                                                             1,184,684                  1,017,861
                                                                           --------------------        -------------------

Commitments and contingencies

Minority Interest                                                                       214,461                    205,553

Shareholders' equity
     Preferred stock                                                                    251,500                    251,500
     Common stock - $0.01 par value; 80,000,000 shares authorized;
       21,808,230 and 20,673,039 shares issued and outstanding
       at September 30, 2000 and December 31, 1999, respectively                            218                        207
     Additional paid-in capital                                                         228,653                    200,367
     Retained earnings                                                                   32,766                     29,290
                                                                           --------------------        -------------------
         Total shareholders' equity                                                     513,137                    481,364
                                                                           --------------------        -------------------

                                                                           $          1,912,282        $         1,704,778
                                                                           ====================        ===================

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                            For the Three Months                 For the Nine Months
                                                            Ended September 30,                  Ended September 30,
                                                       ------------------------------       ------------------------------

                                                           2000             1999                2000             1999
                                                       ------------     -------------       ------------     -------------
Rental Properties:
    Revenues                                           $     98,742     $      79,194       $    282,312     $     218,749

    Expenses
        Operating costs                                     (30,058)          (26,759)           (85,039)          (70,189)
        Real estate taxes                                    (8,896)           (5,950)           (24,498)          (16,678)
        Depreciation and amortization                       (11,531)           (8,363)           (32,993)          (24,304)
                                                       ------------     -------------       ------------     -------------
           Total expenses                                   (50,485)          (41,072)          (142,530)         (111,171)

Equity in income of unconsolidated properties                   524               347              1,849               677

Equity in income of Property Service Businesses               2,890             2,127              5,045             3,255

Corporate general and administrative expenses                (2,810)           (2,156)            (8,507)           (6,785)
Interest income                                                  38               239                182               336
Interest expense                                            (19,306)          (15,421)           (57,291)          (42,040)
                                                       ------------     -------------       ------------     -------------


Income before gain on sales and extraordinary item           29,593            23,258             81,060            63,021

Gain on sales                                                     -             5,214              4,161             7,065
                                                       ------------     -------------       ------------     -------------

Income before extraordinary item                             29,593            28,472             85,221            70,086

Extraordinary item - loss on extinguishment of debt               -                 -                  -              (359)
                                                       ------------     -------------       ------------     -------------

Net income of the Operating Partnership                      29,593            28,472             85,221            69,727

Minority Interest                                           (10,077)          (10,702)           (29,254)          (26,239)
                                                       ------------     -------------       ------------     -------------

Net income                                                   19,516            17,770             55,967            43,488

Less:   Income attributable to preferred shares              (5,012)           (3,090)           (15,034)           (7,845)
                                                       ------------     -------------       ------------     -------------

Net income attributable to common shares               $     14,504     $      14,680       $     40,933     $      35,643
                                                       ============     =============       ============     =============

Earnings per common share - basic

    Income before extraordinary item                   $       0.67     $        0.75       $       1.93     $        1.87
    Extraordinary item                                            -                 -                  -             (0.01)
                                                       ------------     -------------       ------------     -------------

    Net income                                         $       0.67     $        0.75       $       1.93     $        1.86
                                                       ============     =============       ============     =============

Earnings per common share - diluted

    Income before extraordinary item                   $       0.65     $        0.72       $       1.89     $        1.82
    Extraordinary item                                            -                 -                  -             (0.01)
                                                       ------------     -------------       ------------     -------------

    Net income                                         $       0.65     $        0.72       $       1.89     $        1.81
                                                       ============     =============       ============     =============

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Dollars in Thousands)

    Common                                                                               Additional
     Stock                                                     Preferred      Common       Paid-in      Retained
  Outstanding                                                    Stock         Stock       Capital      Earnings        Total
---------------------------------------------------------------------------------------------------------------------------------
    18,212,600   Balance, December 31, 1998                   $   141,867     $  182     $  132,669    $  (9,741)    $   264,977

                    Operating Partnership equity exchanged
             -        for acquisitions                                  -          -         42,426            -          42,426
                    Proceeds from issuance of Series E
             -        Preferred Stock                              25,000          -              -            -          25,000
                    Proceeds from issuance of Series F
             -        Preferred Stock                              25,000          -              -            -          25,000
                    Proceeds from issuance of Series G
             -        Preferred Stock                              25,000          -              -            -          25,000
                    Proceeds from issuance of Series H
             -        Preferred Stock                              55,000          -              -            -          55,000
                    Offering costs associated with
             -        Preferred Stock                                   -          -         (4,837)           -          (4,837)
                    Conversion of Preferred Stock to
       714,628        Common Stock                                (20,367)         7         20,360            -               -
                    Conversion of Operating Partnership
       656,443        units to Common Stock                             -          7             (7)           -               -
                    Proceeds from issuance of Common
       894,586        Stock                                             -          9         30,616            -          30,625
             -      Amortization of grants                              -          -            762            -             762
       163,400      Exercise of options                                 -          2          4,440            -           4,442
        31,382      Stock grants awarded                                -          -              -            -               -
             -      Net income                                          -          -              -       95,278          95,278
             -      Dividends                                           -          -              -      (56,247)        (56,247)
             -      Adjustment for Minority Interest                    -          -        (26,062)           -         (26,062)
---------------                                                 ----------    ------     ----------    ---------      ----------

    20,673,039   Balance, December 31, 1999                     $  251,500    $  207     $  200,367    $  29,290      $  481,364

                    Operating Partnership equity exchanged
             -        for acquisitions                                  -          -          1,270            -           1,270
                    Conversion of Operating Partnership
       290,387        units to Common Stock                             -          3             (3)           -               -
                    Proceeds from issuance of Common
       559,802        Stock                                             -          6         21,632            -          21,638
             -      Amortization of grants                              -          -            761            -             761
       230,495      Exercise of options                                 -          2          6,937            -           6,939
        54,507      Stock grants awarded                                -          -              -            -               -
             -      Net income                                          -          -              -       55,967          55,967
             -      Dividends                                           -          -              -      (52,491)        (52,491)
             -      Other                                               -          -            (31)           -             (31)
             -      Adjustment for Minority Interest                    -          -         (2,280)           -          (2,280)
---------------                                                 ----------    ------     ----------    ---------      ----------

    21,808,230   Balance, September 30, 2000 (Unaudited)        $  251,500    $  218     $  228,653    $  32,766      $  513,137
===============                                                 ==========    ======     ==========    =========      ==========

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                               For the Nine Months
                                                                                               Ended September 30,
                                                                                      -------------------------------------
                                                                                           2000                   1999
                                                                                      --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 $     133,472          $     110,590

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of rental property                                       (146,695)              (236,106)
     Additions to rental property                                                           (42,633)               (14,703)
     Disposition of rental property                                                               -                 75,666
     Increase in investment in and advances to Property Service Businesses                  (32,467)               (12,861)
     Increase in investment in unconsolidated properties                                     (9,921)                (4,448)
     Acquisition deposits and other                                                          (4,160)               (15,194)
                                                                                      -------------          -------------
              Net cash used in investing activities                                        (235,876)              (207,646)
                                                                                      -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Increase) decrease in deferred charges                                                 (2,986)                   920
     Proceeds from sale of preferred stock and units, net                                         -                121,367
     Proceeds from sale of common stock, net                                                 21,638                      -
     Mortgage loans, net                                                                    211,034                 88,787
     Lines of credit, net                                                                   (66,000)               (66,512)
     Construction loans, net                                                                 (3,631)                 9,902
     Prepayment penalties                                                                         -                 (1,038)
     Dividends and distributions - Common                                                   (57,484)               (51,539)
     Dividends and distributions - Preferred                                                (17,632)                (8,744)
     Other, net                                                                               6,908                  3,913
                                                                                      -------------          -------------
              Net cash provided by financing activities                                      91,847                 97,056
                                                                                      -------------          -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (10,557)                     -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               10,557                      -
                                                                                      -------------          -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $           -          $           -
                                                                                      =============          =============


SUPPLEMENTAL INFORMATION:
     Cash paid during the period for interest                                         $      59,557          $      47,215
     Capitalized interest                                                                     3,518                  6,247
     Purchase of property in exchange for Operating Partnership units                         1,270                 34,321
     Purchase of property in exchange for assumption of debt                                 10,233                 73,586
     Proceeds from sale of rental property held in escrow                                    40,997                 17,712
     Purchase of property with escrow proceeds                                               49,124                 17,712
     Purchase of joint venture interest in exchange for Operating Partnership units               -                  6,088

       The accompanying notes are an integral part of these statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty, Inc. (the "Company") and Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to the Company's control as sole general partner. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of September 30, 2000 and the results of operations for the interim periods ended September 30, 2000 and 1999. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K.

     The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of September 30, 2000, the Operating Partnership owned 57 operating multifamily properties containing 26,687 apartment units (the "Properties"), had 480 units under construction at one owned site, had 226 units under construction at one site for which the Company owned substantially all of the economic interest, and had agreements to purchase 843 units at three additional sites. The Operating Partnership also had interests in three operating multifamily properties totaling 1,267 apartment units and in one property under construction totaling 630 units. In addition, the Operating Partnership owned one freestanding community retail shopping center aggregating 205,000 square feet. The Operating Partnership also owns substantially all of the economic interest in entities that provide multifamily property management and leasing, furnished corporate apartments, interior construction and construction management services, and engineering and technical services (collectively the "Property Service Businesses"). The Operating Partnership uses the equity method of accounting for its non-voting interest in the Property Service Businesses.

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

     In May 2000, the Company obtained a ten-year, $300 million secured line of credit from Freddie Mac. Borrowings under the line bear interest at a spread of 63 to 161 basis points over LIBOR depending on the Company's interest coverage ratio. Initial availability under the agreement was approximately $125 million, which can increase to $300 million with appreciation in value of the properties collateralizing the borrowings and/or with the addition of properties to the collateral pool. Loan costs of $0.9 million were capitalized in connection with this agreement. The Company made an initial draw of $60 million substantially all of which was used to repay a portion of its $185 million line of credit.
The outstanding balance at September 30, 2000 was $6 million at an average interest rate of 7.25%.

     In June 2000, the Company decreased the commitment on its $185 million line of credit to $100 million, and decreased the commitment on its $100 million line of credit to $50 million.

     In June 2000, the Company also closed on four mortgage loans totaling $53.5 million. Each of the loans has a fixed interest rate of 7.92%. The loans require monthly payments of interest only through July 2010, at which time principal amortization begins using a 20-year amortization with a balloon payment due June 28, 2012. The loans are collateralized by four properties.

     In September 2000, the Company closed on three mortgage loans totaling $60.8 million. The loans each have a fixed interest rate of 7.61% and a 15-year term. The loans require payments of interest only for a minimum of ten years with a balloon payment due September 2015. All three loans are cross-defaulted and cross-collateralized.

     In September 2000, the Company converted $61.8 million of its $300 million line of credit to mortgage debt. The new mortgage has a fixed interest rate of 7.66% and a 14-year term. Payments of interest only are required for a minimum of ten years with a balloon payment due September 2014. The loan is collateralized by one property. With the conversion of this portion of the line of credit, the availability under the line decreased from $125.3 million to $63.5 million.

4.   INVESTMENT IN AND ADVANCES TO PROPERTY SERVICE BUSINESSES

     In June 2000, Consolidated Engineering Services, Inc. ("CES"), the Company's engineering and technical services unit, obtained a 6-month, $50 million acquisition line of credit from a bank group. The line, which is guaranteed by the Operating Partnership, bears interest at a selected London Interbank Offered Rate ("LIBOR") plus 75-to-120 basis points, depending upon the Operating Partnership's leverage ratio. As of September 30, 2000, CES had drawn $50.0 million on the line at an average interest rate of 7.69% to fund acquisition activities.

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

     In July 2000, CES purchased Betlem Service Corporation, a mechanical services company located in Rochester, New York. The purchase price of $4.6 million consisted of 35,898 shares of the Company's common stock (purchased by CES from the Company for $1.4 million) and cash of $3.2 million. CES funded the transaction through the Operating Partnership in exchange for a promissory note.

     In September 2000, CES purchased Aircond Corporation, the largest independent commercial and industrial heating, ventilating, and air conditioning company in the Southeast, headquartered in Atlanta, Georgia. The $25.4 million purchase price consisted of 219,361 shares of the Company's common stock (purchased by CES from the Company for approximately $9.2 million), and $16.2 million of cash. CES funded the transaction through the Operating Partnership in exchange for a promissory note and cash drawn on CES's line of credit.


5.   INVESTMENT IN UNCONSOLIDATED PROPERTIES

     In connection with the development of Stoneridge at University Center in Loudoun County, Virginia, SPH University Center LLC obtained a $31.0 million interest-only construction loan in May 2000 with interest at LIBOR plus 125 basis points, payable monthly, due May 10, 2003. As of September 30, 2000, the outstanding balance was $4.4 million.

6.   SHAREHOLDERS' EQUITY

     The following table sets forth the Company's issued and outstanding preferred shares:

                                                                    September 30,     December 31,
                                                                        2000              1999
                                                                    -------------     -------------
                                                                           (in thousands)
Series A Cumulative Convertible Redeemable Preferred Stock,
   $0.01 par value; 2,640,325 shares authorized; liquidation
   preference of $27.08; 2,640,325 shares issued and
   outstanding at September 30, 2000 and December 31, 1999,
   respectively                                                     $      71,500     $      71,500


Series C Cumulative Redeemable Preferred Stock, $0.01 par value;
   500 shares authorized; liquidation preference of $100,000;
   500 shares issued and outstanding at September 30, 2000 and
   December 31, 1999, respectively                                         50,000            50,000


Series E Cumulative Convertible Redeemable Preferred Stock,
   $0.01 par value; 684,931 shares authorized; liquidation
   preference of $36.50; 684,931 shares issued and outstanding
   at September 30, 2000 and December 31, 1999, respectively               25,000            25,000


Series F Cumulative Convertible Redeemable Preferred Stock,
   $0.01 par value; 666,667 shares authorized; liquidation
   preference of $37.50; 666,667 shares issued and outstanding
   at September 30, 2000 and December 31, 1999, respectively               25,000            25,000


Series G Cumulative Convertible Redeemable Preferred Stock,
   $0.01 par value; 641,026 shares authorized; liquidation
   preference of $39.00; 641,026 shares issued and outstanding
   at September 30, 2000 and December 31, 1999, respectively               25,000            25,000


Series H Cumulative Convertible Redeemable Preferred Stock,
   $0.01 par value; 4,040,404 shares authorized; liquidation
   preference of $25.00; 2,200,000 shares issued and outstanding
   at September 30, 2000 and December 31, 1999, respectively               55,000            55,000
                                                                    -------------     -------------

                                                                    $     251,500     $     251,500
                                                                    =============     =============

7.   PER SHARE DATA

     Earnings per common share of the Company for the three and nine months ended September 30, 2000 and 1999 is computed based on weighted average common shares/units outstanding during the periods as follows (in millions):

                                                  Three Months Ended September 30,
                                             -------------------------------------------
                                                   2000                    1999
                                             ------------------      -------------------
                                             Basic      Diluted      Basic       Diluted
                                             -----      -------      -----       -------
Weighted Average Common Shares               21.6         25.0       19.7         22.6
Weighted Average Common Operating
 Partnership Units/1/                        13.6         13.6       13.7         13.7

                                                  Nine Months Ended September 30,
                                             -------------------------------------------
                                                   2000                    1999
                                             ------------------      -------------------
                                             Basic      Diluted      Basic       Diluted
                                             -----      -------      -----       -------
Weighted Average Common Shares                21.2        24.3        19.1         22.3
Weighted Average Common Operating
 Partnership Units/1/                         13.7        13.7        13.4         13.4

/1/ Represents Operating Partnership units not held by Company.


     Operating Partnership units not held by the Company may be redeemed at the Unitholders' sole discretion. Such redemption may be made for cash at the then fair value of the Company's common stock, or, at the option of the Company, for shares of common stock of the Company on a one-for-one basis, which does not have a dilutive effect. A total of 290,387 Operating Partnership units were redeemed for shares of common stock during the nine months ended September 30, 2000.

     A reconciliation of income (before extraordinary item) and shares used to calculate basic and diluted earnings per share for the three months ended September 30, 2000 and 1999 and nine months ended September 30, 2000 and 1999 follows:

                                                                     Weighted      Per Share
                                                      Income      Average Shares     Amount
                                                  --------------  ---------------  ----------
                                                  (In Thousands)  (In Thousands)
Three Months Ended September 30, 2000:
-------------------------------------
Income before extraordinary item                       $ 29,593
Minority Interest                                       (10,077)
Income attributable to Preferred Shares                  (5,012)
                                                       --------
Earnings per share - Basic
    Income attributable to common shareholders
      before extraordinary item                        $ 14,504           21,568      $ 0.67
Effect of dilutive securities:
    Preferred shares - Series A                           1,553            2,640       (0.01)
    Options/(1)/                                            204              771       (0.01)
                                                       --------           ------      ------

Earnings per share - Diluted                           $ 16,261           24,979      $ 0.65
                                                       ========           ======      ======

Nine Months Ended September 30, 2000:
------------------------------------
Income before extraordinary item                       $ 85,221
Minority Interest                                       (29,254)
Income attributable to Preferred Shares                 (15,034)
                                                       --------
Earnings per share - Basic
    Income attributable to common shareholders
      before extraordinary item                        $ 40,933           21,156      $ 1.93
Effect of dilutive securities:
    Preferred shares - Series A                           4,601            2,640       (0.02)
    Options/(1)/                                            394              526       (0.02)
                                                       --------           ------      ------

Earnings per share - Diluted                           $ 45,928           24,322      $ 1.89
                                                       ========           ======      ======

Three Months Ended September 30, 1999:
-------------------------------------
Income before extraordinary item                       $ 28,472
Minority Interest                                       (10,702)
Income attributable to Preferred Shares                  (3,090)
                                                       --------
Earnings per share - Basic
    Income attributable to common shareholders
      before extraordinary item                        $ 14,680           19,669      $ 0.75
Effect of dilutive securities:
    Preferred shares - Series A                           1,453            2,640       (0.02)
    Options/(1)/                                             78              288       (0.01)
                                                       --------           ------      ------

Earnings per share - Diluted                           $ 16,211           22,597      $ 0.72
                                                       ========           ======      ======

Nine Months Ended September 30, 1999:
------------------------------------
Income before extraordinary item                       $ 70,086
Minority Interest                                       (26,387)
Income attributable to Preferred Shares                  (7,845)
                                                       --------
Earnings per share - Basic
    Income attributable to common shareholders
      before extraordinary item                        $ 35,854           19,129      $ 1.87
Effect of dilutive securities:
    Preferred shares - Series A and B                     4,593            2,979       (0.04)
    Options/(1)/                                            151              207       (0.01)
                                                       --------           ------      ------

Earnings per share - Diluted                           $ 40,598           22,315      $ 1.82
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

     The Company's fourth property segment is the Retail portfolio, which reflects results for the one free standing retail property owned as of September 30, 2000 and Worldgate Centre, which was sold in June 2000.

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

     Information concerning operations by segment for the three and nine months ended September 30, 2000 and 1999 was as follows (in thousands):

Property Segments

                                                     Three Months Ended      Nine Months ended
                                                       September 30,           September 30,
                                                    -------------------   -----------------------

                                                      2000       1999        2000         1999
                                                    --------   --------   ----------   ----------
Net Operating Income
--------------------

  Core Portfolio                                    $ 40,421   $ 36,266   $  119,782   $  108,875
  Acquisition/Disposition Portfolio                   13,846      7,328       36,398       14,929
  Development Portfolio                                5,097      1,288       13,012        2,999
  Retail Portfolio                                       424      1,603        3,583        5,079
                                                    --------   --------   ----------   ----------

      Consolidated Total                              59,788     46,485      172,775      131,882

  Depreciation and Amortization                      (11,531)    (8,363)     (32,993)     (24,304)
  Equity in Income of Unconsolidated Properties          524        347        1,849          677
  Equity in Income of Property Service
   Businesses                                          2,890      2,127        5,045        3,255
  Corporate General and Administrative Expenses       (2,810)    (2,156)      (8,507)      (6,785)
  Net interest expense                               (19,268)   (15,182)     (57,109)     (41,704)
                                                    --------   --------   ----------   ----------

      Income before Gain on Sale and
      Extraordinary Item                            $ 29,593   $ 23,258   $   81,060   $   63,021
                                                    ========   ========   ==========   ==========

Revenues
--------

  Core Portfolio                                    $ 66,227   $ 61,260   $  192,063   $  178,891
  Acquisition/Disposition Portfolio                   23,300     12,428       63,685       25,884
  Development Portfolio                                8,424      3,049       20,997        6,421
  Retail Portfolio                                       791      2,457        5,567        7,553
                                                    --------   --------   ----------   ----------

      Consolidated Total                            $ 98,742   $ 79,194   $  282,312   $  218,749
                                                    ========   ========   ==========   ==========

Real Estate Assets, gross
-------------------------

  Core Portfolio                                                          $1,098,345   $  902,902
  Acquisition/Disposition Portfolio                                          600,340      435,494
  Development Portfolio                                                      272,924      216,617
  Retail Portfolio                                                            15,148       60,051
                                                                          ----------   ----------
      Subtotal                                                             1,986,757    1,615,064
  Accumulated depreciation                                                  (262,189)    (249,788)
                                                                          ----------   ----------

      Consolidated Total, Net                                             $1,724,568   $1,365,276
                                                                          ==========   ==========

Property Service Business Segment

                                                     Three Months Ended      Nine Months Ended
                                                       September 30,           September 30,
                                                    -------------------   -----------------------

                                                      2000       1999        2000         1999
                                                    --------   --------   ----------   ----------
  Funds from Operations                             $  2,918   $  2,233   $    5,288   $    3,577

  Revenues                                            74,971     37,462      182,897       96,157

  Depreciation/Amortization                            1,486        645        4,326        1,604

9.   SUBSEQUENT EVENTS

     On October 25, 2000, the Company acquired Harbour House, an 804-unit, high-rise apartment property located on a 10.6 acre, oceanfront site in Southeast Florida. The property consists of two 14-story towers constructed in 1962 and 1964, respectively, with luxury amenities and direct beachfront access. The purchase price of $94.3 million was funded through draws on the Company's line of credit. The Company plans to invest an additional $25 to $45 million over the next several years, depending upon the incremental return on investment, to upgrade and reposition the property.

     In October 2000, the Company purchased an ownership interest in Broadband Residential, Inc., a telecommunications company managed and owned by a consortium of multifamily real estate companies and focused on developing high-speed data, video and voice solutions for the multifamily industry. The Company also agreed to provide Broadband Residential with access and exclusive marketing and licensing rights for data, video and voice communications to 29,046 of the Company's apartment units, subject to present contractual obligations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three and nine months ended September 30, 2000 and 1999 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty, Inc. (the "Company"), Charles
E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships. The Company consolidates the Operating Partnership due to its control as sole general partner.


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

Rental Revenue

     Average revenue per apartment unit for the Company's core multifamily properties increased approximately 8.1% in the third quarter of 2000 as compared with 1999.

     A schedule of portfolio statistics follows:

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
--------------------------------------------------------------------------------

                       Residential Portfolio Statistics
                   For the Quarter Ended September 30, 2000

                                                                                     Monthly      %                      %
                                                            Average                    GOI      Change                 Change
                                               Apartment    Sq. Ft.        GOI       Per Unit    From     Occupancy     From
Property                             Type        Units      Per Unit      QTD 00      QTD 00    QTD 99      QTD 00     QTD 99
--------                             ----        -----      --------    ---------    --------   ------      ------     ------
                                                                        (in 000s)
CORE RESIDENTIAL PORTFOLIO

Washington, D.C.
    1841 Columbia Road             Mid-rise          115         635    $     392    $  1,137      5.4%        99.6%     -0.2%
    2501 Porter Street             High-rise         202         757        1,093       1,804      9.0%        97.3%     -2.6%
    Albemarle                      High-rise         235       1,122        1,040       1,476     12.1%        97.1%      0.7%
    Calvert-Woodley                High-rise         136         909          572       1,403      8.1%        97.9%     -1.1%
    Car Barn                       Garden            196         959          621       1,056     10.4%        98.0%     -1.3%
    Cleveland House                High-rise         216         897          915       1,412     11.1%        96.0%     -1.7%
    Connecticut Heights            High-rise         519         656        1,720       1,105     12.7%        97.6%      0.8%
    Corcoran House                 High-rise         138         528          441       1,066     17.5%        98.6%      1.0%
    Statesman                      High-rise         281         593          835         990     15.7%        98.4%      3.5%
    Van Ness South                 High-rise         625         957        2,459       1,311      9.4%        98.1%     -0.4%
    The Kenmore                    High-rise         376         715        1,066         945     11.9%        98.9%      0.4%
    Tunlaw Gardens                 Garden            167         850          494         985     13.9%        97.2%      0.1%
    Tunlaw Park                    Mid-rise          120         855          485       1,347     12.7%        98.4%      1.6%
                                               ---------    --------    ---------    --------   ------    ---------    ------
                                                   3,326         808    $  12,133    $  1,216     11.3%        97.8%     -0.1%

Northern Virginia

    Crystal City
    ------------
    The Bennington                 High-rise         348         798        1,227       1,175      3.1%        97.5%      0.6%
    Crystal House I                High-rise         426         896        1,491       1,167      4.9%        96.7%     -1.4%
    Crystal House II               High-rise         402         896        1,343       1,114      5.3%        96.8%     -1.6%
    Crystal Square                 High-rise         378       1,080        1,516       1,337      6.5%        99.0%     -0.3%
    Crystal Place                  High-rise         180         915          790       1,464      5.0%        99.1%      1.2%
    Gateway Place                  High-rise         162         828        1,021       2,102     19.2%        88.5%     -4.5%
    Water Park Towers              High-rise         360         959        1,771       1,640      7.2%        96.0%      0.1%
    Crystal Plaza                  High-rise         540       1,124        2,288       1,412      5.9%        98.6%     -0.3%
    Crystal Towers                 High-rise         912       1,118        3,579       1,308      6.3%        98.2%     -0.7%
    Parc Vista                     High-rise         299         770        1,381       1,539      1.5%        92.5%     -5.4%
                                               ---------    --------    ---------    --------   ------    ---------    ------
                                                   4,007         980    $  16,407    $  1,365      6.1%        96.9%     -1.1%

    Rosslyn/Ballston
    ----------------
    Courthouse Plaza               High-rise         396         838        1,845       1,553      9.5%        94.0%     -6.0%
    Lincoln Towers                 High-rise         714         878        3,376       1,576     10.2%        97.1%     -0.6%
                                               ---------    --------    ---------    --------   ------    ---------    ------
                                                   1,110         864    $   5,221    $  1,568      9.9%        96.0%     -2.9%

    Tysons/Dulles
    -------------
    Charter Oak                    Garden            262       1,098          876       1,115      7.6%        96.0%     -0.6%
    Oaks of Tysons                 Garden            218         967          860       1,316     21.6%        96.2%      0.1%
    Bedford Village                Garden            752       1,098        2,498       1,107      9.7%        97.0%     -0.7%
    Patriot Village                Garden          1,065       1,149        3,362       1,052      7.6%        97.4%     -0.3%
    Westerly at Worldgate          Garden            320         921        1,276       1,328      9.6%        96.8%      0.8%
                                               ---------    --------    ---------    --------   ------    ---------    ------
                                                   2,617       1,086    $   8,872    $  1,130      9.7%        97.0%     -0.4%

    Other
    -----
    Arlington Overlook             Mid-rise          711         877        2,061         966      9.4%        96.4%     -1.1%
    Berkeley                       Mid-rise          138         809          345         834      7.0%        98.4%      2.1%
    Boulevard of Old Town          Garden            159         672          456         955      5.3%        96.6%      0.0%
    Columbia Crossing              Garden            247         977          980       1,322      9.6%        98.9%      0.5%
    Concord Village                Garden            531         925        1,503         943      6.6%        97.4%      0.6%
    Newport Village                Garden            937       1,060        2,904       1,033      6.1%        97.6%     -0.9%
    Orleans Village                Garden            851       1,015        2,437         954      6.0%        98.6%      1.4%
    Skyline Towers                 High-rise         940       1,107        3,154       1,118      4.8%        98.0%      0.8%
                                               ---------    --------    ---------    --------   ------    ---------    ------
                                                   4,514         991    $  13,840    $  1,022      6.5%        97.7%      0.2%

Boston/Chicago
    2000 Commonwealth              High-rise         188         862        1,096       1,944      6.7%        98.3%      1.7%
    One East Delaware              High-rise         306         704        2,021       2,201      7.9%        98.1%     -0.6%
    McClurg Court                  High-rise       1,075         732        4,754       1,474      7.0%        97.4%      1.2%
    Cronin's Landing               Mid-rise          281       1,062        1,883       2,234      7.5%        98.6%     -0.1%
                                               ---------    --------    ---------    --------   ------    ---------    ------
                                                   1,850         791    $   9,754    $  1,758      7.3%        97.9%      0.7%
                                               ---------    --------    ---------    --------   ------    ---------    ------
                                                  17,424         938    $  66,227    $  1,267      8.1%        97.3%     -0.4%
                                               ---------    --------    ---------    --------   ------    ---------    ------

                                                                                        Monthly      %                      %
                                                                Average                   GOI      Change                 Change
                                                   Apartment    Sq. Ft.       GOI       Per Unit    From     Occupancy     From
Property                                   Type      Units     Per Unit      QTD 00      QTD 00     QTD 99     QTD 00     QTD 99
--------                                   ----      -----     --------    ---------    --------    ------     ------     ------
                                                                           (in 000s)
ACQUISITION PORTFOLIO

  1999
  ----
  Buchanan House (Crystal City, VA)      High-rise        442     1,173      $ 2,159     $ 1,628       N/A        98.5%      N/A
  Park Lincoln (Chicago, IL)             High-rise        139       581          527       1,264       N/A        98.0%      N/A
  Terrace (Chicago, IL)                  Garden           427       814        1,122         876       N/A        94.9%      N/A
  The Consulate (Washington, DC)         High-rise        269       828        1,117       1,384       N/A        96.3%      N/A
  Countryside (Chicago, IL)              Garden           720       872        2,084         965       N/A        94.3%      N/A
  Stonegate (Chicago, IL)                Garden         1,158       581        2,532         729       N/A        92.9%      N/A
  Forte Towers (S.E. Florida)            High-rise      1,339       772        3,335         830       N/A        95.1%      N/A
  Ocean View at Aventura (S.E. Florida)  High-rise      1,199     1,080        3,404         946       N/A        94.5%      N/A

2000
----
  Ocean View at Sunset Pointe-North
      (S.E. Florida)                     High-rise        527       987        1,520         961       N/A        92.5%      N/A
  Ocean View at Sunset Pointe-South
      (S.E. Florida)                     High-rise        943       995        2,754         973       N/A        93.2%      N/A
  Dearborn Place (Chicago, IL)           High-rise        185       706        1,022       1,841       N/A        98.2%      N/A
  Reston Landing (Tysons/Dulles, VA)     Garden           400       995        1,672       1,394       N/A        98.2%      N/A
                                                     --------  --------      -------
                                                        7,748       876      $23,248

DEVELOPMENT PORTFOLIO

    Courthouse Place
     (Rosslyn/Ballston, VA)              High-rise        564       850      $ 2,528     $ 1,494       N/A        99.1%      N/A
    One Superior Place (Chicago, IL)     High-rise        809       729        5,083       2,094       N/A        99.9%      N/A
    Park Connecticut (Washington, DC)    High-rise        142       915          813         N/A       N/A         N/A       N/A
    Alban Towers (Washington,DC)/(1)/    Mid-rise         226       N/A          N/A         N/A       N/A         N/A       N/A
    Park Millennium (Chicago, IL)/(1)/   High-rise        480       N/A          N/A         N/A       N/A         N/A       N/A
                                                     --------                -------
                                                        2,221                $ 8,424
                                                     --------                -------
ALL RESIDENTIAL PROPERTIES                             27,393                $97,899
                                                     ========                =======

PARTIALLY-OWNED PORTFOLIO
-------------------------

    Renaissance (25% owned)              High-rise        330       984      $ 1,335     $ 1,348       8.6%       98.7%      0.3%
    Springfield Station (48% owned)      Garden/Mid-
                                            rise          631       909        2,230       1,178       N/A        97.4%      N/A
    Brandywine (25% owned)               High-rise        306     1,009        1,264       1,277       N/A        98.5%      N/A
    Stoneridge at University Center
      (40% owned)/(1)/                   Garden           630       N/A          188         N/A       N/A         N/A       N/A
                                                     --------                -------
                                                        1,897                $ 5,017
                                                     ========                =======

/(1)/ Property is currently under construction.

RENTAL PROPERTIES

     Revenues, expenses and income from the multifamily and retail properties for the three and nine months ended September 30, 2000 and 1999 were as follows (in thousands):

                                       Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
                                      --------------------    ----------------------

                                        2000     1999/(2)/      2000        1999/(2)/
                                      --------   ---------    ---------    ---------
Core Portfolio/(1)/
  Revenues                            $ 66,227   $ 61,260     $ 192,063    $ 178,891
  Expenses                             (25,806)   (24,994)      (72,281)     (70,016)
                                      --------   --------     ---------    ---------

  Income before depreciation          $ 40,421   $ 36,266     $ 119,782    $ 108,875
                                      ========   ========     =========    =========

Acquisitions/Disposition Portfolio
  Revenues                            $ 23,300   $ 12,428     $  63,685    $  25,884
  Expenses                              (9,454)    (5,100)      (27,287)     (10,955)
                                      --------   --------     ---------    ---------

  Income before depreciation          $ 13,846   $  7,328     $  36,398    $  14,929
                                      ========   ========     =========    =========

Development Portfolio
  Revenues                            $  8,424   $  3,049     $  20,997    $   6,421
  Expenses                              (3,327)    (1,761)       (7,985)      (3,422)
                                      --------   --------     ---------    ---------

  Income before depreciation          $  5,097   $  1,288     $  13,012    $   2,999
                                      ========   ========     =========    =========

Retail Portfolio
  Revenues                            $    791   $  2,457     $   5,567    $   7,553
  Expenses                                (367)      (854)       (1,984)      (2,474)
                                      --------   --------     ---------    ---------

  Income before depreciation          $    424   $  1,603     $   3,583    $   5,079
                                      ========   ========     =========    =========

Total Rental Properties
  Revenues                            $ 98,742   $ 79,194     $ 282,312    $ 218,749
  Expenses                             (38,954)   (32,709)     (109,537)     (86,867)
  Depreciation                         (11,531)    (8,363)      (32,993)     (24,304)
                                      --------   --------     ---------    ---------

  Income from Rental Properties       $ 48,257   $ 38,122     $ 139,782    $ 107,578
                                      ========   ========     =========    =========

/(1)/  Represents properties owned as of December 31, 1998.
/(2)/ Prior year amounts have been reclassified to conform with current year presentation.

PROPERTY SERVICE BUSINESSES

     Revenues, expenses and income from the Property Service Businesses for the three and nine months ended September 30, 2000 and 1999 were as follows (in thousands):

                                            Three Months Ended     Nine Months Ended
                                              September 30,          September 30,
                                           -------------------   ---------------------

                                             2000       1999        2000       1999
                                           --------   --------   ---------   --------
Total Property Service Businesses
  Revenues                                 $ 74,971   $ 37,462   $ 182,897   $ 96,157
  Expenses                                  (70,595)   (34,690)   (173,526)   (91,298)
  Depreciation/Amortization                  (1,486)      (645)     (4,326)    (1,604)
                                           --------   --------   ---------   --------

Income from Property Service Businesses    $  2,890   $  2,127   $   5,045   $  3,255
                                           ========   ========   =========   ========

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2000 to Three Months Ended September 30, 1999.

     Summary. Net income of the Operating Partnership increased $0.2 million, or 3.9%, from $28.5 million for the three months ended September 30, 1999 to $29.6 million for the three months ended September 30, 2000. Funds from Operations ("FFO") of the Operating Partnership increased $10.4 million, or 34.4%, from $30.1 million to $40.5 million during the same period. Net income available to common shareholders of the Company decreased from $14.7 million ($0.72 per diluted common share) for the three months ended September 30, 1999 to $14.5 million ($0.65 per diluted common share) for the current quarter primarily due to $5.2 million of gains recognized on asset sales in the prior year. FFO of the Company increased 41.5%, from $18.6 million to $26.4 million during the same period. The increases in FFO are primarily attributable to net operating income growth of 11.5% on the core portfolio and contributions from acquired and developed properties.

     Rental Properties.   Revenue from all rental properties increased $19.5
million, or 24.7%, from $79.2 million for the three months ended September 30, 1999 to $98.7 million for the three months ended September 30, 2000. Operating expenses from all rental operations increased $6.3 million, or 19.1%, from $32.7 million during the third quarter of 1999 to $39.0 million during the current quarter.

     Core Portfolio. Revenue from the core portfolio increased $5.0 million, or 8.1%, over the prior year period resulting in average monthly revenue per apartment unit of $1,267. This was primarily due to continued strong demand in all submarkets, which allowed management to continue to aggressively raise rents. In addition, the Company has been actively pursuing a selective kitchen and/or bath renovation program, particularly in the Washington, D.C. submarket, which has significantly enhanced its ability to increase rents. Management estimates the return on such investments at a minimum of 15%. Overall, rent potential increased 7.8% during the quarter as compared to prior years. However, this was partly offset by a slight decrease in occupancy. Average economic occupancy for the core portfolio was 97.3% for the three months ended September 30, 2000 compared to 97.6% for the comparable prior year. Expenses for the core portfolio increased $0.8 million, or 3.2%, due primarily to higher real estate taxes and wages partly offset by lower utility costs due to a mild summer.

     Acquisition/Disposition Portfolio. The acquisition properties (defined as properties acquired subsequent to December 31, 1998) and the residential disposition properties contributed approximately 56%, or $10.9 million, of the total rental revenue increase and approximately $4.4 million of the total rental expense increase. Results for the third quarter of 1999 reflect six acquisitions and six disposition properties totaling 5,010 apartment units. Results for the third quarter of 2000 reflect twelve acquisition properties and no dispositions totaling 7,748 apartment units.

     Development Portfolio. Courthouse Place reached stabilized occupancy in September 1999 and produced net operating income of $1.8 million for the current quarter, compared to $1.5 million in the prior year quarter.

     One Superior Place reached stabilized occupancy in June 2000 and produced net operating income of $2.9 million for the current quarter compared to a $0.2 million loss in the prior year quarter.

     Park Connecticut reached stabilized occupancy in October 2000 and produced net operating income of $0.3 million for the period. The property was not operational during the prior year quarter.

     Property Service Businesses. The Company uses the equity method of accounting for its non-voting interest in the Property Service Businesses.

     Income from Property Service Businesses increased $0.8 million in the third quarter of 2000 compared to the prior year quarter. This was primarily due to Consolidated Engineering Services, Inc. and affiliates as a result of both internal growth and the acquisition of four businesses in late 1999 and four businesses during 2000.

     Other. Corporate general and administrative expenses increased 30.3% over the prior year quarter due primarily to higher management costs associated with geographic expansion, as well as higher incentive compensation costs associated with the company's results for the quarter. Net interest expense increased $4.1 million during the quarter, or 26.9%, due to additional debt related to acquisitions, lower capitalized interest on development properties and an increase of 30 basis points in the Company's weighted average borrowing rate as compared to the prior year.

Comparison of Nine Months Ended September 30, 2000 to Nine Months Ended September 30, 1999.

     Summary. Net income of the Operating Partnership increased $15.5 million, or 22.2%, from $69.7 million for the nine months ended September 30, 1999 to $85.2 million for the nine months ended September 30, 2000. Funds from Operations ("FFO") of the Operating Partnership increased $20.4 million, or 24.3%, from $84.2 million to $104.6 million during the same period. Net income of the Company increased from $35.6 million, or $1.81 per diluted common share, for the nine months ended September 30, 1999 to $40.9 million, or $1.89 per diluted common share, for the nine months ended September 30, 2000. FFO of the Company increased 29.3%, from $52.3 million to $67.7 million during the same period.

     Rental Properties.   Revenue from all rental properties increased $63.6
million, or 29.1%, from $218.7 million for the nine months ended September 30, 1999 to $282.3 million for the nine months ended September 30, 2000. Operating expenses from all rental operations increased $22.6 million, or 26.1% from $86.9 million during the first nine months of 1999 to $109.5 million during the current period.

     Core Portfolio. Revenue from the core portfolio increased $13.2 million, or 7.4%, over the prior year period resulting in average monthly revenue per apartment unit of $1,225. This was primarily due to continued strong demand in all submarkets, particularly northwest Washington, D.C. Approximately 13% of this growth is attributable to the Company's kitchen and bath renovation program. Average economic occupancy for the core portfolio was 97.5% for the nine months ended September 30, 2000 compared to 97.2% for the comparable prior year. Expenses for the core portfolio increased $2.3 million, or 3.2%, due primarily to expected increases in real estate taxes and higher wages due to additional staffing at the properties, offset by utility savings due to mild weather during the year.

     Acquisition/Disposition Portfolio. The acquisition properties (defined as properties acquired subsequent to December 31, 1998) and disposition properties contributed approximately 60%, or $37.8 million, of the total rental revenue increase and approximately $16.3 million of the total rental expense increase.

     Development Portfolio. In June 1999, Courthouse Place completed delivery of its 564 units. The property reached stabilized occupancy in September 1999 and produced net operating income of $5.5 million for the current period, compared to $2.5 million in the prior year period.

     In June 2000, One Superior Place completed delivery of its 809 units. The property reached stabilized occupancy in June 2000 and produced net operating income of $7.4 million for the current period compared to a $0.2 million loss in the prior year period.

     Park Connecticut delivered initial units in March 2000 with final delivery of its 142 units as of June 30, 2000. The property reached stabilized occupancy in October 2000 and produced net operating income of $0.2 million for the period.

     Property Service Businesses. The Company uses the equity method of accounting for its non-voting interest in the Property Service Businesses.

     Income from Property Service Businesses increased $1.8 million in the first nine months of 2000 compared to the prior year period. This was primarily due to contributions from Smith Management Construction and Consolidated Engineering Services, Inc. ("CES") of $0.5 million and $2.3 million, respectively. CES's growth is primarily due to internal and external acquisitions and expansion. These increases were partially offset by a decrease of $0.8 million for Smith Realty Company and Smith Corporate Living. This is primarily due to increased personnel costs and the sale in 1999 of the retail management business for Smith Realty Company, as well as weakness in the Chicago corporate furnished apartment business for Smith Corporate Living.

     Partially-Owned Portfolio. The Company's share of income from the partially-owned portfolio totaled $1.9 million and $0.7 million for the nine months ended September 30, 2000 and 1999, respectively. The increase is primarily due to the fact that three of the properties were acquired as joint venture interests in mid-1999.

     Other. Corporate general and administrative expenses increased 25.4% compared to the prior year period due primarily to higher personnel and technology related costs particularly related to geographic expansion. Net interest expense increased $15.4 million during the period, or 36.9%, primarily due to additional debt related to acquisitions and development as well as higher borrowing rates.


LIQUIDITY AND CAPITAL RESOURCES

     Summary. Net cash flow provided by operating activities increased $22.9 million from $110.6 million for the nine months ended September 30, 1999 to $133.5 million for the nine months ended September 30, 2000. That increase was due primarily to an increase of $27.7 million in property operating income.

     Net cash flow of $235.9 million was used by investment activities during the nine months ended September 30, 2000 compared to $207.6 million during the comparable prior year period. Approximately $27.9 million of the increase is due to an increase in capital expenditures. Although cash acquisition and development activity decreased $69.4 million during the current year, this was offset by two cash property sales in which contributed $75.7 million in net cash flows in 1999.

     Net cash flows provided by financing activities were $91.8 million for the nine months ended September 30, 2000, primarily comprised of $141.4 million of net borrowings against the properties, lines of credit, and construction loans, and $21.6 million of net cash proceeds from the sale of common stock, offset by a $75.1 million cash outflow for dividends and distributions. The Company declared a dividend of $0.585 per share for the third quarter of 2000; an increase of 6.4% over the $0.55 per share dividend paid for each of the first two quarters of 2000. On an annualized basis, the Company's dividend is now $2.34 per share. Net cash flows provided by financing activities of $97.1 million in the comparable prior year period primarily consisted of $121.4 million of net cash proceeds from the sale of preferred stock and units, offset by a $60.3 million cash outflow for dividends and distributions.


Funds from Operations

     FFO is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss), computed in accordance with Generally Accepted Accounting Principles ("GAAP"), excluding gains (or losses) from debt restructuring and property sales, plus depreciation/amortization of assets unique to the real estate industry. FFO does not represent cash flow from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance primarily because it excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

     Funds from Operations for the three and nine months ended September 30, 2000 and 1999 are computed as follows (in thousands):

                                                Three Months Ended    Nine Months Ended
                                                  September 30,         September 30,
                                               -------------------   -------------------

                                                 2000       1999       2000       1999
                                               --------   --------   --------   --------
Net Income of the Operating Partnership        $ 29,593   $ 28,472   $ 85,221   $ 69,727

Preferred dividends                                (989)    (1,820)   (10,513)    (3,808)
Depreciation of real property                    11,531      8,363     32,993     24,304
Depreciation from unconsolidated properties         240        205        718        328
Amortization of goodwill                            110        106        325        322
Gain on sale of property                             --     (5,214)    (4,161)    (7,065)
Extraordinary item                                   --         --         --        359
                                               --------   --------   --------   --------

Funds from Operations of the Operating
     Partnership                                 40,485     30,112    104,583     84,167
Minority Interest                               (14,108)   (11,466)   (36,887)   (31,823)
                                               --------   --------   --------   --------

Attributable to Shareholders                   $ 26,377   $ 18,646   $ 67,696   $ 52,344
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

     On October 25, 2000, the Company acquired Harbour House, an 804-unit, high-rise apartment property located on a 10.6 acre, oceanfront site in Southeast Florida. The property consists of two 14-story towers constructed in 1962 and 1964, respectively, with luxury amenities and direct beachfront access. The purchase price of $94.3 million was funded through draws on the Company's line of credit. The Company plans to invest an additional $25 to $45 million over the next several years, depending upon the incremental return on investment, to upgrade and reposition the property.

Development

     As of September 30, 2000, the Company had the following properties under construction:

                         Number      Units       Initial       Estimated     Estimated        Estimated
                        of Units   Delivered     Delivery     Completion   Stabilization        Cost
                        --------   ---------     --------     ----------   -------------    -------------
                                                                                            (in millions)
Stoneridge at
University Center
 (Tysons/Dulles)/(1)/      630         110      June 2000       Q3, 2001      Q1, 2002           $ 66
Alban Towers
 (Washington, DC)/(2)/     226         N/A      Q2, 2001        Q3, 2001      Q4, 2001             58
Park Millennium            480         N/A      Q2, 2002        Q4, 2002      Q1, 2003            106
 (Chicago, IL)           -----        ----                                                       ----

                         1,336         110                                                       $230
                         =====        ====                                                       ====

/(1)/ The Company has a 40% ownership interest.
/(2)/ The Company owns substantially all of the economic interest.

Commitments

     As of September 30, 2000, the Company had executed contracts to purchase multifamily properties under construction as follows:

                                 Number    Estimated    Purchase    Estimated
                                of Units   Completion     Date        Cost
                                --------   ---------    --------  -------------
                                                                  (in millions)
   New River Village
       (Ft. Lauderdale, FL)        240     Q4, 2000     Q4, 2000        $ 34
   Wilson Boulevard
       (Rosslyn/Ballston)          220     Q4, 2000     Q4, 2000          30
   Ballston Place
         (Rosslyn/Ballston)        383     Q2, 2001     Q4, 2001          54
                                   ---                                  ----

                                   843                                  $118
                                   ===                                  ====


     These contracts are contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. As of September 30, 2000, the Company had posted two letters-of-credit totaling $10.8 million in accordance with two of the contracts each to be drawn only in the event the Company defaults on its contractual obligation to purchase the completed asset.

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

     In September 2000, the Company closed on three mortgage loans totaling $60.8 million. The loans each have a fixed interest rate of 7.61% and a 15-year term. The loans require payments of interest only for a minimum of ten years with a balloon payment due September 2015. All three loans are cross-defaulted and cross-collateralized.

     In September 2000, the Company converted $61.8 million of its $300 million line of credit to mortgage debt. The new mortgage has a fixed interest rate of 7.66% and a 14-year term. Payments of interest only are required for a minimum of ten years with a balloon payment due September 2014. The loan is collateralized by one property. With the conversion of this portion of the line of credit, the availability under the line decreased from $125.3 million to $63.5 million.

     As of September 30, 2000, the Company had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 7.33%, as follows:

                                         Dollars in      % of
                                         Thousands      Total
                                         ----------     ------
               Fixed Rate Debt:
                 Mortgages               $1,038,545      92.6%
               Variable Rate Debt:
                 $300M Line of Credit         6,000       0.5%
                 $100M Line of Credit            --       0.0%
                 $50M Line of Credit             --       0.0%
                 Construction Loans          76,414       6.9%
                                         ----------     -----
                                         $1,120,959     100.0%
                                         ==========     =====

     As of September 30, 2000, the Company had $228.6 million of unused borrowing capacity on lines of credit and construction loans. (Unused borrowing capacity includes $57.5 million from the $300 million line, which reflects the borrowing capacity currently available under the line of $63.5 million, less $6 million used at September 30, 2000.) Amounts outstanding under lines of credit averaged $108.4 million for the nine months ended September 30, 2000 compared to $84.6 million for the nine months ended September 30, 1999.

     In connection with the development of Stoneridge at University Center in Loudoun County, Virginia (a 40%-owned property), SPH University Center LLC obtained a $31.0 million interest-only construction loan in May 2000 with interest at LIBOR plus 125 basis points, payable monthly, due May 10, 2003. As of September 30, 2000, the outstanding balance on the loan was $4.4 million.

     As of September 30, 2000, the Company's Debt to Total Market Capitalization Ratio was 36.1% (based on 21.8 million common shares, 7.2 million convertible preferred shares and units, and 13.6 million partnership units outstanding at a common stock price of $45.375, and $50 million of perpetual preferred stock) versus 38.6% as of December 31, 1999 and 38.8% as of September 30, 1999.

     The Company's Interest Coverage Ratio, excluding gains on sales and extraordinary items, for the nine months ended September 30, 2000 was 3.32 to 1 compared to 3.18 to 1 for the comparable prior year period.

Capital Expenditures

     For the nine months ended September 30, 2000, total capital improvements were $42.6 million, of which $25.3 million were for the core portfolio. Approximately 63% of the capital expenditures on the core portfolio in 2000 are considered by management to be non-recurring, repositioning improvements which directly result in higher revenues. These expenditures are primarily for the kitchen and bath renovation program which management estimates generates a 15% return. The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to generate revenues and are considered more recurring in nature and non-discretionary. A summary of core capital expenditures for the period follows:

                                                                  Number     Average
                                                    Total $         of        Cost
                                                     Spent        Units     Per Unit
                                                --------------    ------    --------
                                                (In Thousands)
     Expenditure Type
     ----------------

     Core Repositioning
         Kitchen/Bath                               $15,006        1,261     $11,892
         Washer/Dryer                                   885          276       3,206
                                                    -------
     Total Core Repositioning                       $15,891

     Recurring Improvements                           9,421       17,424     $   541
                                                    -------

     Total Capital Expenditures - Core Portfolio    $25,312
                                                    =======

Year 2000

     The Company did not experience any malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact on its on-going business as a result of the "Year 2000 Issue".

                                    PART II


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          On September 14, 2000, the Company issued 219,361 unregistered shares of Class A Common Stock of the Company for $9,200,000 or $41.94 per share, to CES pursuant to a Common Stock Purchase Agreement between CES and the Company dated September 14, 2000. CES subsequently transferred these shares in exchange for shares of Aircond Corporation, a Georgia corporation, in a cash and securities acquisition of a 100% interest in that corporation.

          The Company believes that the shares described above were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) of the Securities Act and the provisions of Rule 506 of Regulation D.

Item 3.   Defaults on Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               None

          (b)  Reports on form 8-K:

               A Form 8-K dated October 25, 2000 was filed on November 9, 2000 to report the Company's acquisition of Harbour House located in Southeast Florida.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CHARLES E. SMITH RESIDENTIAL REALTY, INC.

November 13, 2000        By:  /s/ W. D. Minami
                              --------------------------------------------------
                              W. D. Minami
                              Executive Vice President, Chief Operating Officer
                              and Chief Financial Officer
                              Charles E. Smith Residential Realty, Inc.
                              (on behalf of the Registrant and as Principal
                              Financial Officer)

                         By:  /s/ Steven E. Gulley
                              --------------------------------------------------
                              Steven E. Gulley
                              Chief Accounting Officer
                              Charles E. Smith Residential Realty, Inc.