Form 10-K
period 2000-12-31
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 2001-03-20
CIK 919004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
---
            of 1934 for the fiscal year ended December 31, 2000, or


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___
                                                -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of the 22,279,462 Shares of Common Stock held by non-affiliates of the Registrant was approximately $979,851,000 based upon the closing price on the New York Stock Exchange for such stock on March 1, 2001.

     As of March 1, 2001, there were 22,500,088 Shares of Common Stock of the Registrant issued and outstanding.

                      Documents Incorporated by Reference

     Portions of the proxy statement for the annual shareholders meeting to be held in 2001 are incorporated by reference into Part III.

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

     The Company is structured as an umbrella partnership REIT whereby all of the Company's properties, property interests, and business assets are owned by, and its operations are conducted through, Charles E. Smith Residential Realty L.P., a Delaware limited partnership (the "Operating Partnership") of which the Company is the sole general partner and holder of approximately 66% of the common and preferred units of limited partnership interest ("Units") as of March 1, 2001. The other limited partners of the Operating Partnership (the "Minority Interest") include former owners of properties and property service businesses acquired by the Operating Partnership (see "History of the Company" below) and investors holding preferred units. As of December 31, 2000 the Operating Partnership owned 100% of the non-voting common stock, which represents 99% of the total economic interest of three operating companies (collectively, the "Property Service Businesses") which provide services to multifamily and commercial properties including properties owned by the Operating Partnership. The three Property Service Businesses are: Smith Realty Company, which provides management, leasing, development and insurance services and furnished corporate apartments; Consolidated Engineering Services, Inc., which provides engineering and technical services; and Smith Management Construction, Inc., which provides construction and interior renovation services. As the sole general partner of the Operating Partnership, the Company has the exclusive power to manage and conduct the business of the Operating Partnership, subject to the consent of the holders of Units in connection with the sale of all or substantially all of the assets of the Operating Partnership. Some references made herein to the Company include the Operating Partnership and the Property Service Businesses, as the context requires.

     As of March 1, 2001, the Company, through the Operating Partnership and its subsidiaries, owned 59 operating multifamily properties containing 27,186 apartment units, had 480 units under construction at one owned site, had 226 units under construction at one site for which the Company owned substantially all of the economic interest, and had an agreement to purchase 383 units at one additional site. The Operating Partnership also had interests in three operating multifamily properties totaling 1,267 apartment units and in one property under construction totaling 630 units. In addition, the Operating Partnership owned one freestanding retail shopping center aggregating 205,000 square feet. Most of the Company's properties are located in the Washington, D.C. metropolitan area with additional properties in the Chicago, Illinois and Boston, Massachusetts metropolitan areas and in southeast Florida (collectively, the "Properties").

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

History of the Company

     The Company and the Operating Partnership were formed to succeed to the property assets and certain asset management and property service businesses of the Charles E. Smith Companies (the "Smith Companies"). On June 30, 1994, the Company consummated an initial public offering (the "Initial Public Offering") of 8,632,800 shares of its common stock, $.01 par value per share, and a private placement of 416,667 shares of its common stock. The Company contributed the net proceeds of such offerings to the Operating Partnership in return for 9,049,467 Units of general and limited partnership interest therein. On that same date, the Operating Partnership acquired, in exchange for 12,131,292 Units, 30 properties, partial interests in two additional properties, all of the non-voting common stock of the Property Service Businesses (representing 99% of the economic interest), and notes of the Property Service Businesses in the aggregate amount of $44.5 million, (collectively, the "Formation Transactions"). On January 1, 2001, Smith Realty Company granted voting rights to the non-voting shareholders. Also the Property Service Businesses and the Company elected to treat the Property Service Businesses as taxable REIT subsidiaries.

     Since the Formation Transactions and through March 1, 2001, the Operating Partnership developed four and acquired 37 multifamily properties totaling 19,094 apartment units, acquired interests in operating multifamily properties totaling 1,267 units, and sold ten multifamily properties totaling 3,743 units plus one retail center with 230,926 square feet of leasable area. Since the Formation Transactions, the Company and Operating Partnership have issued an additional $694 million in common and preferred equity, including Operating Partnership units exchanged for acquisitions, net of costs. In addition, the Operating Partnership had $1,065 million of fixed rate mortgage indebtedness at December 31, 2000, secured by certain properties (see "Mortgage Financing"), maintained two unsecured lines of credit with a total capacity of $150 million plus an additional secured line with potential capacity of $300 million, and had a construction loan with capacity of $32.5 million.

Business Strategy

     The Company seeks growth in funds from operations (a common measure of equity real estate investment trust performance, defined as net income [loss] computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and property sales, plus depreciation and amortization of assets unique to the real estate industry) while preserving and enhancing property values by pursuing the following strategies: (i) maximizing cash flow from operations of the Properties by seeking to maintain high occupancy levels, obtain rent increases, manage resident turnover efficiently, make strategic capital investments, initiate new resident fees and control operating expenses; (ii) acquiring additional multifamily properties for Common Stock, Units, or cash in situations where, in the judgment of management, the Company's business strengths have the potential to increase property performance and value; (iii) developing new multifamily properties consistent with the predecessor Smith Companies' historical policies of constructing and maintaining high quality properties for long-term income and value enhancement; and (iv) actively promoting the comprehensive services of the Property Service Businesses. In addition to its activities in the Washington, D.C. metropolitan area, the Company also seeks to acquire additional properties or portfolios in Chicago, Boston, southeast Florida and other markets with characteristics similar to the Company's current portfolio that offer opportunities for income generation and long-term growth.

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

Equity

     During 2000, the Company issued 559,802 shares of common stock valued at $21,600,000 to Consolidated Engineering Services, Inc. ("CES"). CES exchanged the shares to partially fund its geographic expansion through the acquisitions of Illingworth Corporation, Hayes Mechanical, Inc., Betlem Service Corporation, and Aircond Corporation.

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

Debt

     The Company's policy is to incur debt (including debt incurred under its lines of credit) only if upon such incurrence its ratio of debt to total market capitalization would be 60% or less ("market capitalization" is defined as common and convertible preferred stock and units multiplied by the Company's stock price plus debt plus the liquidation value of perpetual preferred shares and units). The Company and its Board of Directors may reevaluate or modify this financing policy from time to time in light of economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors. At December 31, 2000, the Company's debt to total market capitalization ratio was 37.3%.

Property Management

     The Company and its Property Service Businesses are experienced in the management and leasing of multifamily properties. The Company believes that the management and leasing of its own portfolio has resulted in consistent income growth and reduced operating expenses. The Property Service Businesses have provided the Company both with a source of cash flow and with economies of scale in conjunction with the management and leasing of its own Properties. These Property Service Businesses also allow the Company and its subsidiaries to establish additional relationships with residents that benefit the Properties.

Development

     Prior to July 1999, the Company obtained certain development services through a cost reimbursement arrangement with Charles E. Smith Construction, Inc., an affiliate of Robert H. Smith and Robert P. Kogod. In July 1999, the Company brought this expertise in-house, by hiring nearly all of the development personnel, in recognition of the significant increase in the Company's development activities and the desire to eliminate a growing related party transaction. No development services are provided other than those rendered to the Company and its affiliates including partially owned properties.

Property Service Businesses

     Smith Realty Company ("SRC"). SRC, an operating business unit of the Company, is the successor to a long-established, integrated business with extensive experience in leasing and managing multifamily properties. This business unit has been managing and leasing multifamily housing in the Washington, D.C. metropolitan area since 1946 and, as of March 1, 2001, manages

71 apartment properties, of which 61 are owned by the Operating Partnership. It also assists in the development and acquisition of additional multifamily properties and provides furnished corporate apartments directly or through subsidiary corporations. Prior to December 2000, SRC provided corporate apartments in Chicago, Illinois through Noel Enterprises, Inc. (d/b/a "SCL West"), a wholly-owned subsidiary acquired in 1998, for a total purchase price of $6.3 million. In December 2000, SRC sold Noel Enterprises, Inc. The Company recognized a loss on the sale of $5.4 million, primarily reflecting the write-off of unamortized goodwill.

     The corporate services businesses, conducted through SRC, enable a central office to provide supporting services in the areas of insurance, legal advice, accounting, finance, information systems, human resources, office administration and marketing to the Company and the Property Service Businesses, as well as to third parties, including Charles E. Smith Commercial Realty L.P. ("CESCR"), an affiliate of Messrs. Smith and Kogod, who are directors of the Company.
Services are provided at cost (including overhead) in accordance with cost and executive sharing agreements approved by the independent directors of the Company. In management's opinion, the allocation methods provide reasonable estimates of the costs that would have been incurred by the Company had the services been provided by the Company.

     Historically, SRC solicited, procured and arranged financing for a fee on behalf of commercial office properties affiliated with the Company. In 1997 and 1998, the majority of these commercial office properties were rolled up into a master partnership, CESCR. In connection with the formation of CESCR, the Company entered into an agreement to provide financing services to certain properties owned by CESCR only through December 31, 1998. On May 1, 1999, the Company received, from an affiliate of Messrs. Smith and Kogod, 79,905 Operating Partnership units valued at $2.5 million as a final settlement related to properties owned by CESCR and immediately canceled the units. During 2000, SRC and CESCR entered into an agreement through October 31, 2005 to equally share finance fees generated by refinancings on properties controlled by Messrs. Smith and Kogod but not owned by CESCR. The Company earned $0.2 million during 2000 under this agreement. Management does not expect any significant future income from Financing Services.

     During 1999, SRC sold its retail management and leasing business to CESCR for $1.1 million plus certain adjustments. The Company recognized a gain on the sale of $0.8 million.

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

     In 1999, CES initiated a growth strategy to expand CES's market leadership position beyond the Mid-Atlantic region through a combination of internal growth and friendly acquisitions or mergers with high-quality firms in key regions such as the Midwest and Northeast. Management of CES and the Company believe this strategy will position CES for a transaction in the next one-to-three year period, in order to fully realize the inherent value of this business. During the third quarter of 1999, CES expanded its facilities management services by acquiring a similar business from CESCR for cash of $1.4 million plus certain adjustments, which CES borrowed from the Operating Partnership. The Operating Partnership also acquired 95% non-voting interests in AASE, Inc., an environmental consulting firm headquartered in Maryland with a satellite office in New York City, and Combustioneer Corporation, Inc., a mechanical contracting firm headquartered in Maryland. The Company invested $11.5 million, which consisted of 161,765 Operating Partnership units valued at $5.4 million and cash of $6.1 million. Subsequently, the Operating Partnership contributed its 95% non-voting interests to CES in return for additional CES stock.

     In November 1999, CES acquired New England Mechanical Services, Inc. ("NEMSI"), one of the largest engineering and mechanical contractors in the northeastern United States. NEMSI is headquartered in Connecticut with operations in Connecticut, Massachusetts and Rhode Island, and will retain its name while operating as CES's northeast regional office. CES invested $23 million, which consisted of $16 million in cash and 200,000 shares of common stock of the Company valued at $7 million. CES borrowed $18.4 million from the Operating Partnership, of which $7 million was used to purchase the common stock from the Company. The balance of $4.6 million was provided by a capital contribution from the Operating Partnership.

     In June 2000, CES obtained a $50 million acquisition line of credit from a bank group. The line, which is guaranteed by the Operating Partnership, bears interest at a selected London Interbank Offered Rate ("LIBOR") plus 75-to-120 basis points, depending upon the Operating Partnership's leverage ratio. As of December 31, 2000, CES had drawn $50.0 million on the line at an average interest rate of 7.69% to fund acquisition activities. In February 2001, the line of credit was extended through March 2001. As of March 2001, the Company was in the process of obtaining a one-year extension of the line of credit.

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

     In July 2000, CES acquired Hayes Mechanical, Inc., a privately held, full-service mechanical services company in Chicago, Illinois. The $18.6 million purchase price consisted of 211,268 shares of the Company's common stock (purchased by CES from the Company for approximately $7.5 million), assumed debt of $0.7 million and $10.4 million of cash. CES funded the transaction with cash borrowed from the Operating Partnership in exchange for a promissory note.

     In July 2000, CES purchased Betlem Service Corporation, a mechanical services company located in Rochester, New York. The purchase price of $4.6 million consisted of 35,898 shares of the Company's common stock (purchased by CES from the Company for $1.4 million) and cash of $3.2 million. CES funded the transaction with cash borrowed from the Operating Partnership in exchange for a promissory note.

     In September 2000, CES purchased Aircond Corporation, the largest independent commercial and industrial heating, ventilating, and air conditioning company in the Southeast, headquartered in Atlanta, Georgia. The $25.4 million purchase price consisted of 219,361 shares of the Company's common stock (purchased by CES from the Company for approximately $9.2 million), and $16.2 million of cash. CES funded the transaction with cash borrowed from the Operating Partnership in exchange for a promissory note and cash drawn on CES's line of credit.

     In February 2001, Consolidated Engineering Services, Inc. acquired Commonwealth Air Conditioning and Heating, Inc., one of the largest independent service contractors in the metropolitan Boston, Massachusetts area. The purchase price of $19.1 million consisted of 100,310 shares of the Company's common stock (purchased by CES from the Company for $4.6 million) and $14.5 million in cash. CES funded the transaction with cash borrowed from the Operating Partnership in exchange for a promissory note.

     Smith Management Construction, Inc. ("SMC"). SMC, an operating business unit of the Company, is a construction management and general contracting company that provides interior construction and renovation services to the Properties and various other affiliated and unaffiliated third-party clients. This business focuses primarily on capital improvement projects and office and retail tenant space construction and alteration, and provides the expertise necessary to take a project from the initial planning and pre-construction stage through the completion of construction. In 2000, oversight was provided to approximately $92 million of construction activity.

Employees

     As of March 1, 2001, the Company and its affiliates had approximately 2,700 full-time and part-time employees, the latter primarily employed in on-site clerical positions. This total includes 1,000 employees who provide on-site property services and, in the Property Service Businesses, 1,300 employees in CES, 100 employees in SMC, and 300 employees in SRC.

Recent Developments

     Acquisition Properties. During 2000, the Company, through the Operating Partnership, acquired eight operating multifamily properties containing 3,543 apartment units, as further described below.

    Ocean Crest. In January 2000, the Company acquired two properties in southeast Florida, Ocean Crest Beach (formerly Ocean View at Sunset Pointe - North), a 943-unit property, and Ocean Crest Club (formerly Ocean View at Sunset Pointe - South), a 527-unit property. The total capitalized cost of $102.9 million consisted of $8.1 million in proceeds from the December 1999 sale of one multifamily property, with the balance drawn on the Company's line of credit.

    The Company plans to make additional investments over the next two years to reposition the Ocean Crest properties. Currently, the Company has committed and begun a $25 million capital improvement program of which approximately $2 million was spent as of December 31, 2000.

Depending upon the expected incremental return, the Company may further invest up to $25 million for additional improvements.

     Delaware Place. In April 2000, the Company acquired Delaware Place (formerly, Dearborn Place), a 185-unit, 27-story property, built in 1987 and located in downtown Chicago. The $25.4 million transaction was funded through a combination of approximately 36,000 Operating Partnership units valued at $1.3 million, $13.9 million in cash, and $10.2 million in assumed debt bearing an interest rate of 9.25%. The assumed debt was paid off with funds drawn on the Company's line of credit.

     Reston Landing. In June 2000, the Company acquired Reston Landing, a newly developed 400-unit property, located in Reston, Virginia. The $43.7 million cash transaction was primarily funded with proceeds of approximately $41 million from the tax deferred sale of Worldgate Centre, a retail center located in Herndon, Virginia.

     Harbour House. In October 2000, the Company acquired Harbour House, an 804-unit, high-rise apartment property located on a 10.6 acre, oceanfront site in Southeast Florida. The property consists of two 14-story towers constructed in 1962 and 1964, respectively, with luxury amenities and direct beachfront access. The purchase price of $94.3 million was funded through draws on the Company's line of credit. The Company plans to invest an additional $25 to $45 million over the next several years, depending upon the incremental return on investment, to upgrade and reposition the property. As part of this analysis, management is evaluating other alternatives for the north tower, including a possible sale. The final determination will be based on the most attractive economic opportunity for the Company.

     New River Village. In November 2000, the Company purchased New River Village, a recently constructed 240-unit, six-story mid-rise located in Fort Lauderdale, Florida. The capitalized cost of $29.5 million was funded using proceeds from the disposition of two multifamily properties located in Northern Virginia. The purchase contract contains an earnout provision whereby the seller will receive a payment in 2001 tied to the property's financial performance.

     2201 Wilson Boulevard. The Company acquired this recently constructed 219-unit, ten-story high-rise in the Rosslyn/Ballston submarket of Northern Virginia in November 2000. The capitalized cost of $27.6 million was also funded using proceeds from the disposition of two multifamily properties located in Northern Virginia. The purchase contract contains an earnout provision whereby the seller will receive a payment in 2001 tied to the property's financial performance.

     Sagamore Towers. In December 2000, the Company purchased this 225-unit, 12-story high-rise in Quincy, Massachusetts. The purchase price of $20.5 million was funded using proceeds from the disposition of two multifamily properties located in Northern Virginia and the assumption of debt. The Company plans to invest an additional $9 to $10 million on capital improvements to reposition the property.

     Disposition Properties. During 2000, the Company sold a retail shopping center and two multifamily properties in northern Virginia.

     In June 2000, the Company sold Worldgate Centre for $41 million to fund the acquisition of Reston Landing. The Company recognized a gain on the sale of $4.0 million.

     In October 2000, the Company sold a parcel of land held for development. The Company recognized a loss on sale of $0.3 million.

     In November 2000, the Company sold Orleans Village, an 851-unit garden property, and Berkeley, a 138-unit mid-rise property. The proceeds of $72.2 million were used to acquire New River Village, 2201 Wilson Boulevard, and Sagamore Towers in an I.R.C. Section 1031 tax-deferred exchange. The Company recognized a gain of $68.0 million on the sale of the two properties.

     Development Properties. At December 31, 2000, the Company had two properties totaling 706 apartment units under construction, and had delivered all 1,515 units on the remaining three properties in the Development Portfolio. In addition, the Company has contracts to purchase two tracts of land in the Boston metropolitan area upon which up to 1,200 units could be constructed in the future; these contracts are subject to satisfactory fulfillment of conditions which may or may not be met.

    Under Construction
    ------------------

     Alban Towers. In August 1999, the Company entered into an agreement with an affiliate of Starwood Capital Group to jointly purchase and redevelop Alban Towers, a historic landmark property in Washington, D.C. Estimated cost of the 226-unit project is $63 million with initial delivery expected in the second quarter of 2001 and completion expected in late 2001. The increase of $5 million in budget cost is due primarily to hard cost increases for unforeseen conditions, upgrades, and underestimated garage costs. In addition, capitalized interest costs are higher due to the project's extension. Under the agreement, the Company has the right to acquire Starwood's interest for $100,000 at the end of five years from construction completion.

     Park Millennium. The Company began construction of this 480-unit high-rise apartment property in downtown Chicago in the third quarter of 2000. Estimated cost of this project is $106.0 million with completion expected in late 2002.

    Completed
    ---------

     Courthouse Place. In June 1999, the Company completed the construction of this 564-unit high-rise apartment property in Arlington, Virginia for a total capitalized cost of $69.0 million. During 2000, Courthouse Place had an average economic occupancy of 98.9% and average monthly revenue per apartment unit of approximately $1,472.

     One Superior Place. Initial delivery of this 52-story, 809-unit high-rise apartment and commercial center in downtown Chicago occurred in July 1999. Construction was completed and the property stabilized in June 2000 with a total expected capitalized cost of $125.6 million, including earnout. The development agreement contains an earnout provision whereby the developer will receive a payment in 2002 tied to the property's financial performance. At December 31, 2000, the actual capitalized cost was $113.1 million.

     Park Connecticut. Initial delivery of this 142-unit high-rise apartment building in Washington, D.C. occurred in March 2000. Construction was completed in June 2000 and the property reached stabilized occupancy in October 2000. The total expected capitalized cost for the property is $30.4 million. At December 31, 2000, the actual capitalized cost was $28.2 million.

     Joint Ventures. During 1999, the Company entered into three joint venture agreements, as further described below.

     Renaissance. In March 1999, the Company and J.P. Morgan Strategic Property Fund ("J.P. Morgan") formed a joint venture that acquired the Renaissance, a 330-unit multifamily property in Tysons Corner, Virginia, for approximately $37.0 million. The joint venture plans to invest an additional $2.0 million in capital improvements and has placed debt of $19.0 million on the property. The debt carries an interest rate of 6.48% and matures in February 2006. Ownership interests in the joint venture are held 75% by J.P. Morgan and 25% by the Company. The Company's initial equity contribution totaled $4.4 million consisting of 21,903 Operating Partnership units valued at $0.7 million and cash of $3.7 million.

     Springfield Station. In May 1999, the Company and J.P. Morgan formed a joint venture to own and operate the Company's recently developed 631-unit Springfield Station property. The Company sold a 52% interest in Springfield Station to J.P. Morgan and received proceeds of approximately $50.0 million from the transaction. The joint venture placed $37.0 million in debt financing on the property at 6.85% fixed interest, which matures on June 1, 2009. The Company recognized a $4.5 million gain on the transaction.

     Stoneridge at University Center. In May 1999, the Company and J.P. Morgan also formed a development joint venture ("University Center") to develop a new $66 million 630-unit multifamily property in Loudoun County, Virginia at the western end of the Dulles Technology corridor. The Company is providing development services to the venture and has also provided a construction completion guarantee. An Affiliate, Smith Realty Company, provides management and marketing services. Ownership interests are held 60% by J.P. Morgan and 40% by the Company.

     Construction commenced during the third quarter of 1999. The first deliveries occurred in June 2000 with final completion expected in the third quarter of 2001. The joint venture obtained a $31 million, interest-only construction loan in May 2000 with interest at LIBOR plus 125 basis points, payable monthly, due May 10, 2003.

     Other.   In October 2000, the Company acquired for $0.5 million an
ownership interest in Broadband Residential, Inc., a privately owned telecommunications company managed and owned by a consortium of multifamily real estate companies and focused on developing high-speed data, video and voice solutions for the multifamily industry. The Company also agreed to provide

Broadband Residential with access and exclusive marketing and licensing rights for data, video and voice communications to 29,046 of the Company's apartment units, subject to present contractual obligations. In January 2001, the Company invested an additional $0.3 million in Broadband Residential.


Tax Status

     The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with its taxable year ended December 31, 1994. The primary benefit of REIT status is that the Company generally will not be subject to federal income tax on income that it distributes to shareholders provided it distributes at least 90% of its REIT taxable income to its shareholders. In order to support and maintain a REIT election, the Company must meet certain annual asset and income tests which the Company believes it has satisfied. Accordingly, the Company has made no provision for federal income taxes. However, the Company is subject to certain state and local taxes on its income and property and to Federal income and excise taxes on any undistributed income. In addition, the Property Service Businesses, which do not qualify as REITs, are subject to federal, state, and local taxes on their net taxable income.

     Effective January 1, 2001, all of the Property Service Businesses, Broadband Residential, and the Company elected to treat the Property Service Businesses and Broadband Residential as taxable REIT subsidiaries. Smith Realty Company ("SRC") also converted the Company's 99% non-voting stock into voting stock resulting in the Company's control of SRC. Accordingly, the Company will begin consolidating the financial results of SRC in 2001 instead of using the equity method of accounting. This will have no impact to net income or FFO but will simply change the financial statement presentation of SRC's results.

Financial Information

     For information relating to the Company's operating segments, please refer to Footnote 15 in the Financial Statements.

Executive Officers of the Company

     The following is a biographical summary of the experience of the executive officers of the Company:

     Robert H. Smith. Mr. Smith is Chairman of the Board of the Company, Co-Chairman of the Board of SMC and SRC, and Director of each of the Property Service Businesses. From 1962 to 2000, Mr. Smith was the President, Chief Executive Officer and a Director of Charles E. Smith Construction, Inc. and its predecessor companies, where he directed all phases of development and construction of the Smith Companies' office, retail and residential real estate projects. He is also Co-Chairman of the Board and a Director of Charles E. Smith Commercial Realty, Inc. which together with its subsidiaries and affiliates is engaged in the ownership, operation, and management of commercial office buildings. Mr. Smith joined the Smith Companies in 1950. Mr. Smith is 72 years old and the brother-in-law of Robert P. Kogod.

     Robert P. Kogod. Mr. Kogod is Chairman of the Executive Committee of the Board of the Company, Co-Chairman of the Board of SMC and SRC, and Director of each of the Property Service Businesses. From 1994 to January 2000, Mr. Kogod was Co-Chief Executive Officer and Co-Chairman of the Board of the Company.
From 1964 to 1997, Mr. Kogod was the President, Chief Executive Officer and a Director of Charles E. Smith Management, Inc., where he oversaw and directed all phases of the leasing and management of the Smith Companies' commercial real estate portfolio. He is also the Co-Chairman of the Board and a Director of Charles E. Smith Commercial Realty Inc., which together with its subsidiaries and affiliates is engaged in the ownership, operation, and management of commercial office buildings. Mr. Kogod joined the Smith Companies in 1959. Mr. Kogod is 69 years old and the brother-in-law of Robert H. Smith.

     Ernest A. Gerardi, Jr. Mr. Gerardi is President, Chief Executive Officer and a Director of the Company. Mr. Gerardi is also Chairman of the Board and Chief Executive Officer of CES, and President and Chief Executive Officer of SMC and SRC. In addition, he is a Director of each of the Property Service Businesses. From 1985 until 1994, Mr. Gerardi was a member of the Executive Committee of Charles E. Smith Management, Inc., where he had overall responsibility for all day-to-day business operations and long-range planning. From 1985 through 1993, he served as Executive Vice President and Senior Executive Vice President of Charles E. Smith Management, Inc. Prior to joining the Smith Companies in 1985, Mr. Gerardi was with Arthur Andersen and Co. where he served as senior partner in charge of the firm's accounting and financial practice for over 250 professionals in Washington, D.C. During his 27 years with Arthur Andersen, he specialized in management consultation and strategic planning. He is also a member of the American Institute of Certified Public Accountants and the D.C. Institute of Certified Public Accountants. Mr. Gerardi is 65 years old.

     In February 2001, Mr. Gerardi announced that he will reduce his work schedule for health reasons and plans to step down as President and Chief Executive Officer when a replacement is appointed.

     Wesley D. Minami. Mr. Minami is Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company and SRC and has overall responsibility for the management and operation of the multifamily portfolio.
In addition, he is responsible for the Company's debt portfolio, corporate financial planning, and its treasury, accounting, controls and information systems departments. Prior to joining the Company in 1997, Mr. Minami was the Chief Financial Officer for Ascent Entertainment Company where he was responsible for an $86 million initial public offering spin-off of Ascent, which had been a wholly-owned subsidiary of Comsat Corporation. Formerly, he had served as the Treasurer of Comsat Corporation. From 1985 to 1993, Mr. Minami held several positions, including Senior Vice President, Chief Financial Officer at Oxford Realty Services Corporation which developed and managed a portfolio of over 45,000 apartment units. Mr. Minami is 44 years old.

     John W. Guinee. Mr. Guinee is Executive Vice President and Chief Investment Officer of the Company and SRC, and is responsible for the acquisition and disposition efforts of the Company. Prior to joining the Company in 1997, Mr. Guinee was a Managing Director with LaSalle Advisors, where he headed an acquisitions group with an annual investment volume of $250-$300 million and led the REIT securities private placement effort. Additional responsibilities during his 12 years with LaSalle Advisors included asset management and investor relations. From 1982 through 1985, Mr. Guinee was a development manager with Gerald D. Hines Interests in San Francisco. Mr. Guinee is 45 years old.

     Alfred G. Neely. Mr. Neely is President-Development Division of the Company, responsible for the zoning, planning and development of all multifamily properties. Since joining Charles E. Smith Construction, Inc., in 1989 initially as a Senior Vice President and then as a Group Senior Vice President, Mr. Neely has been responsible for zoning, planning and development. Prior to joining the Smith Companies, Mr. Neely was Executive Vice President and Managing General Partner of the New Height Group, a real estate and development company in Denver, Colorado. During his ten years with this company, Mr. Neely was responsible for development and management of mixed-use properties. Mr. Neely is 55 years old.

     Matthew B. McCormick. Mr. McCormick is Executive Vice President - Residential Services of the Company and SRC. From January 1998 to September 2000, he was Senior Vice President - Residential Management. Prior to that, Mr. McCormick was the Senior Vice President and Department Head of the Retail Group, where he was responsible for retail property management and leasing, as well as outside retail brokerage services. Prior to joining the Smith Companies in 1988, Mr. McCormick was a retail specialist with the Washington, D.C., office of Coldwell Banker. Mr. McCormick is 40 years old.

     Robert D. Zimet. Mr. Zimet is Senior Vice President, General Counsel and Secretary of the Company and Group Senior Vice President of SRC. He has been the General Counsel and a Senior Vice President of Charles E. Smith Management, Inc., since joining the Smith Companies in 1983, and became a Group Senior Vice President in 1991. He continues in these capacities for Charles E. Smith Commercial Realty, Inc., an owner, operator, and manager of commercial office buildings. Mr. Zimet is responsible for the legal affairs of the Company and the Smith Companies, as well as supervision of the Human Resources and Office Services departments of Smith Realty Company. Mr. Zimet is 62 years old.

Item 2.    Properties

    The properties as of March 1, 2001 consist of the following:

                                                              Portfolio
                                                             -----------
                                                                       Partially
                                       Core  Acquisition  Development    Owned    Retail  Total
                                       ----  -----------  -----------  ---------  ------  -----

Owned
-----
   Multifamily - operating              40       16            3           -        -      59
   Multifamily - under construction      -        -            2           -        -       2
   Retail                                -        -            -           -        1       1

Partially Owned
---------------
   Multifamily - operating               -        -            -           3        -       3
   Multifamily - under construction      -        -            -           1        -       1
                                       ---     ----         ----         ---      ---     ---

Total                                   40       16            5           4        1      66
                                       ===     ====         ====         ===      ===     ===

     The Retail Property and twenty-one of the owned multifamily properties were acquired in connection with the Formation Transactions. Additionally, the Company acquired a minority limited partnership interest in one other multifamily property in the Formation Transactions. The Company increased its interest in a subsequent transaction.

     All of the Company's properties are located in developed areas that include other residential and retail properties. The number of competitive residential properties in a particular area could have a material effect on the Company's ability to lease apartment units and on the rents charged. In addition, other forms of single and multifamily residential properties provide housing alternatives to tenants and potential tenants of the Company's residential properties. The Company's retail property faces similar competition with other retail properties with respect to tenant leases. The Company believes that the properties are well located in their markets and are well constructed and designed. In the opinion of management, the Company's properties are adequately covered by insurance.

Multifamily Properties

     The 59 operating Multifamily Properties owned as of December 31, 2000 contain a total of 27,186 apartment units, of which 72% are mid-rise or high-rise buildings, ranging in size from 115 to 1,339 apartment units. Eight of the properties are located in the Chicago, Illinois metropolitan area, three are located in the Boston, Massachusetts metropolitan area, and six are located in southeast Florida with the balance in the Washington D.C. metropolitan area.
All of the 59 properties are 100% owned by the Company and its subsidiaries. In 2000, the average monthly rental revenue per core unit was $1,256 and the average economic occupancy was 97.2% for the Core Residential Portfolio (Multifamily Properties owned as of December 31, 1998). As of December 31, 2000, the average age of the operating Multifamily Properties, weighted by year 2000 revenues, was 24 years.

     Each of the Multifamily Properties is established in its local market and provides residents with numerous amenities and services, which may include 24-hour desk service, swimming pools, tennis courts, exercise rooms and/or saunas, party or meeting rooms, tenant newsletters, and laundry facilities. Nearly all units are wired for cable television, and many units also offer additional features, such as washer/dryer, microwave, fireplace, and patio/balcony. The Company maintains an ongoing program of regular maintenance and capital improvements and renovations, including roof replacement and exterior maintenance, kitchen and bath appliance replacements, balcony repairs,
landscaping, and replacements of various building systems.   In addition, the
Company periodically initiates discretionary capital improvement programs such as full kitchen and bath renovations or installations of washers and dryers in units. Management considers these programs individually on their merits and their ability to generate additional rental revenue.

     The following table sets forth certain additional information relating to the Multifamily Properties as of December 31, 2000 (occupancy is calculated based upon economic occupancy which measures occupancy beginning on the rent commencement date; monthly revenue per unit is total property revenue divided by the number of apartment units; and certain data may be omitted for properties not operated by the Company for the entire year):

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
--------------------------------------------------------------------------------
                       Residential Portfolio Statistics
                     For the Year Ended December 31, 2000


                                                                                    Monthly       %                   %
                                                           Average                    GOI      Change              Change
                                             Apartment     Sq. Ft.       GOI       Per Unit     From    Occupancy   From
         Property                 Type         Units      Per Unit       2000        2000       1999       2000     1999
----------------------------  -----------    ---------   ----------   ---------   ----------   ------   ---------  ------
                                                                      (in 000s)
CORE RESIDENTIAL PORTFOLIO

Washington, D.C.
  1841 Columbia Road           Mid-rise          115          635      $  1,546     $ 1,120      7.4%     99.3%     -0.1%
  2501 Porter Street           High-rise         202          757         4,088       1,686      3.8%     95.5%     -3.7%
  Albemarle                    High-rise         235        1,122         4,093       1,451     11.6%     97.8%      0.4%
  Calvert-Woodley              High-rise         136          909         2,265       1,388      9.1%     98.8%     -0.1%
  Car Barn                     Garden            196          959         2,441       1,038      8.4%     98.0%     -1.0%
  Cleveland House              High-rise         216          897         3,623       1,398     12.9%     97.4%     -0.9%
  Connecticut Heights          High-rise         519          656         6,753       1,084     13.1%     98.0%      1.1%
  Corcoran House               High-rise         138          528         1,630         984      9.3%     97.4%     -1.1%
  Statesman                    High-rise         281          593         3,209         952     10.3%     97.9%     -0.9%
  Van Ness South               High-rise         625          957         9,687       1,292      8.8%     98.6%     -0.6%
  The Kenmore                  High-rise         376          715         4,179         926     12.2%     98.1%     -0.3%
  Tunlaw Gardens               Garden            167          850         1,946         971     13.9%     97.3%     -0.1%
  Tunlaw Park                  Mid-rise          120          855         1,889       1,312     12.9%     98.5%      1.8%
                                             -------     --------     ---------   ---------    -----    ------     -----
                                               3,326          808      $ 47,349     $ 1,186     10.2%     97.9%     -0.4%
Northern Virginia
  Crystal City
  ------------
  The Bennington               High-rise         348          798         4,849       1,161      3.7%     96.9%     -0.3%
  Crystal House I              High-rise         426          896         5,973       1,169      7.4%     98.0%     -0.1%
  Crystal House II             High-rise         402          896         5,381       1,116      7.0%     98.2%      0.0%
  Crystal Square               High-rise         378        1,080         5,976       1,318      6.7%     98.6%     -0.4%
  Crystal Place                High-rise         180          915         3,094       1,432      4.7%     97.7%      0.5%
  Gateway Place                High-rise         162          828         3,489       1,795      6.0%     83.8%     -3.4%
  Water Park Towers            High-rise         360          959         6,929       1,604      6.6%     95.7%      0.8%
  Crystal Plaza                High-rise         540        1,124         9,160       1,414      6.7%     98.7%     -0.5%
  Crystal Towers               High-rise         912        1,118        14,203       1,298      6.5%     98.5%     -0.4%
  Parc Vista                   High-rise         299          770         5,145       1,434     -1.5%     90.6%     -5.8%
                                             -------     --------     ---------   ---------    -----    ------     -----
                                               4,007          980      $ 64,199     $ 1,335      5.7%     96.7%     -0.7%
  Rosslyn/Ballston
  ----------------
  Courthouse Plaza             High-rise         396          838         7,075       1,489      9.1%     97.1%     -0.9%
  Lincoln Towers               High-rise         714          878        12,812       1,495      8.9%     96.3%      0.9%
                                             -------     --------     ---------   ---------    -----    ------     -----
                                               1,110          864      $ 19,887     $ 1,493      9.0%     96.6%      0.3%
  Tysons/Dulles
  -------------
  Charter Oak                  Garden            262        1,098         3,380       1,075      5.1%     96.6%     -0.8%
  Oaks of Tysons               Garden            218          967         3,088       1,181      9.5%     95.0%     -1.0%
  Bedford Village              Garden            752        1,098         9,818       1,088     10.0%     97.1%     -0.2%
  Patriot Village              Garden          1,065        1,149        13,388       1,048      8.9%     97.7%      0.3%
  Westerly                     Garden            320          921         4,856       1,264      7.1%     96.7%     -0.9%
                                             -------     --------     ---------   ---------    -----    ------     -----
                                               2,617        1,086      $ 34,530     $ 1,100      8.6%     97.0%     -0.3%
  Other
  -----
  Arlington Overlook           Mid-rise          711          877         8,046         943     10.0%     96.7%     -0.1%
  Boulevard of Old Town        Garden            159          672         1,812         950      4.8%     97.1%     -0.7%
  Columbia Crossing            Garden            247          977         3,863       1,303      8.2%     98.8%      0.4%
  Concord Village              Garden            531          925         5,964         936      7.9%     97.6%      1.5%
  Newport Village              Garden            937        1,060        11,522       1,025      7.0%     97.9%     -0.2%
  Skyline Towers               High-rise         940        1,107        12,612       1,118      7.2%     98.0%      1.1%
                                             -------     --------     ---------   ---------    -----    ------     -----
                                               3,525          992      $ 43,819     $ 1,036      7.7%     97.7%      0.4%
Boston/Chicago
  2000 Commonwealth            High-rise         188          862         4,383       1,943      7.0%     99.2%      1.3%
  One East Delaware            High-rise         306          704         7,985       2,175      6.3%     98.2%      0.3%
  McClurg Court                High-rise       1,075          732        18,111       1,404      5.6%     96.1%      0.7%
  Cronin's Landing             Mid-rise          281        1,062         7,348       2,179      9.8%     99.1%      2.4%
                                             -------     --------     ---------   ---------    -----    ------     -----
                                               1,850          791      $ 37,827     $ 1,704      6.7%     97.4%      1.0%
                                             -------     --------     ---------   ---------    -----    ------     -----
                                              16,435          936       247,611     $ 1,256      7.7%     97.2%     -0.1%
                                             -------     --------     ---------   ---------    -----    ------     -----

                                                                                            Monthly       %                    %
                                                                          Average             GOI      Change               Change
                                                              Apartment   Sq. Ft.     GOI   Per Unit    From    Occupancy    From
                    Property                         Type       Units    Per Unit    2000     2000      1999      2000       1999
-----------------------------------------------   ----------  ---------  --------   ------  --------   ------   ---------   ------
                                                                                   (in 000s)
ACQUISITION PORTFOLIO

    1999
    ----
    Buchanan House (Crystal City, VA)             High-rise         442     1,173  $  8,389  $ 1,582      N/A        97.6%     N/A
    Park Lincoln (Chicago, IL)                    High-rise         139       581     2,010    1,205      N/A        95.2%     N/A
    Terrace (Chicago, IL)                         Garden            427       814     4,396      858      N/A        94.6%     N/A
    The Consulate (Washington, DC)                High-rise         269       828     4,249    1,316      N/A        95.0%     N/A
    Countryside (Chicago, IL)                     Garden            720       872     8,100      938      N/A        93.4%     N/A
    Stonegate (Chicago, IL)                       Garden          1,158       581     9,888      712      N/A        92.0%     N/A
    Mirador (S.E. Florida)                        High-rise       1,339       772    13,340      830      N/A        95.9%     N/A
    Ocean View (S.E. Florida)                     High-rise       1,199     1,080    13,910      967      N/A        95.8%     N/A

    2000
    ----
    Ocean Crest Club (S.E. Florida)               High-rise         527       987     5,894      N/A      N/A         N/A      N/A
    Ocean Crest Beach (S.E. Florida)              High-rise         943       995    10,773      N/A      N/A         N/A      N/A
    Delaware Place (Chicago, IL)                  High-rise         185       706     2,770      N/A      N/A         N/A      N/A
    Harbour House (S.E. Florida)                  High-rise         804       990     2,192      N/A      N/A         N/A      N/A
    New River Village (S.E. Florida)              Mid-rise          240     1,128       436      N/A      N/A         N/A      N/A
    2201 Wilson Boulevard (Rosslyn/Ballston, VA)  High-rise         219       838       522      N/A      N/A         N/A      N/A
    Sagamore Towers (Boston, MA)                  High-rise         225       707       112      N/A      N/A         N/A      N/A
    Reston Landing (Tysons/Dulles, VA)            Garden            400       995     3,373      N/A      N/A         N/A      N/A
                                                               --------   -------  --------
                                                                  9,236       801  $ 90,354
                                                               --------   -------  --------

DEVELOPMENT PORTFOLIO

    Courthouse Place (Rosslyn/Ballston, VA)       High-rise         564       850  $  9,960  $ 1,472      N/A        98.9%     N/A
    One Superior Place (Chicago, IL)              High-rise         809       729    17,285      N/A      N/A         N/A      N/A
    Park Connecticut (Washington, DC)             High-rise         142       915     2,106      N/A      N/A         N/A      N/A
    Alban Towers (Washington, DC)/(1)/            Mid-rise          226       915       N/A      N/A      N/A         N/A      N/A
    Park Millennium (Chicago, IL)/(1)/            High-rise         480       907       N/A      N/A      N/A         N/A      N/A
                                                               --------   -------  --------
                                                                  2,221       829  $ 29,351
                                                               --------   -------  --------

ALL RESIDENTIAL PROPERTIES                                       27,892            $367,316
                                                               ========            ========


PARTIALLY-OWNED PORTFOLIO
-------------------------

    Renaissance (25% owned)                       High-rise         330       984  $  5,226  $ 1,320      N/A        98.4%     N/A
    Springfield Station (48% owned)               Garden/Mid-rise   631       909     8,760    1,157      N/A        98.0%     N/A
    Brandywine (25% owned)                        High-rise         306     1,009     4,992    1,359      N/A        97.9%     N/A
    Stoneridge at University Center
    (40% owned)/(1)/                              Garden            630       993       N/A      N/A      N/A         N/A      N/A
                                                               --------   -------  --------

                                                                  1,897       966  $ 18,978
                                                               ========   =======  ========

/(1)/ Property is currently under construction.

     The following table sets forth the total number of apartment units in the Core Residential Portfolio, the economic occupancy, and the average monthly rental revenue per unit during 2000 and in each of the previous three years:

Core Multifamily Properties

                                                                    Average Monthly
Year                           Number of Units  Percent Occupied*   Revenue Per Unit
----                           ---------------  ------------------  ----------------
2000                                16,435               97.2%            $1,256
1999                                15,482               97.5%            $1,119
1998                                14,301               96.6%            $  970
1997                                14,198               96.4%            $  901

* Based on economic occupancy


Retail Property

     Skyline Mall. Skyline Mall is a two-level, enclosed retail shopping center located on Route 7 in Northern Virginia, at the intersection of Fairfax County, Arlington County, and the City of Alexandria, Virginia. Originally developed by the Smith Companies in 1977, it is part of a mixed-use community which also includes over two million square feet of office space and over 3,300 high-rise condominium and apartment units (including Skyline Towers, a 940-unit Multifamily Property owned by the Company), all within walking distance. The Property has 204,914 square feet of leasable area and had an average occupancy rate of 91.1% in 2000 with average rent per leased square foot of $15.69 gross and $12.53 net. The property contains the 79,920 square foot Skyline Racquet and Health Club, an AMC Cinema, and approximately 40 other stores, including restaurants, fashion and specialty retailers, and various business and general services. Approximately 10% of the leases, based on net rentable area, are scheduled to expire prior to December 31, 2005.

     In June 2000, the Company sold Worldgate Centre, a retail shopping center located in Herndon, Virginia, which had been held by the Company since the Formation Transactions. Proceeds from the sale of approximately $41 million were used to acquire a 400-unit multifamily property in a tax-deferred exchange.

Property Markets

     The Company believes that economic trends and market conditions in the locations where the Company operates -- Washington, D.C., Northern Virginia, Chicago, Boston and Southeast Florida -- indicate a potential for continued high occupancy and rental rate growth in the year 2001.

These markets all experienced substantial employment growth in 2000, as shown in the following table:


Market                        Employment      % Employment
                             Increase - 2000    Increase
-------------------------    ---------------  -------------
Washington D.C MSA              111,700           4.2%
 .    Northern Virginia           63,000           5.8%
 .    District of Columbia        19,400           3.1%

Chicago - MSA                    53,200           1.3%

Boston -MSA                      53,800           2.7%

Southeast Florida                74,300           3.5%
 .    Miami/Dade                  29,100           3.0%
 .    Ft. Lauderdale/Broward      23,300           3.6%

USA Average                       -----           2.0%

----------------------
Source: U.S. Labor Dept., BLS

     In the Washington D.C. metropolitan area, which is the sector where the majority (61%) of the Company Properties are located, employment and population growth in recent years has been strong, particularly in the Northern Virginia segment of the metropolitan area (47% of the Company's portfolio), and this is expected to continue in future years. The exceptional recent growth in Northern Virginia is substantially attributable to strong growth in the technology services sector, particularly the information technology services segment. The Company believes that this trend will modulate somewhat in 2001, but that the growth outlook for the information technology sector will continue to be positive because, in contrast to other technology intensive markets, the technology sector in Northern Virginia is software and services based with very little manufacturing, and therefore likely to be less impacted by an economic downturn. The outlook for the District of Columbia (14% of the Company's portfolio) continued to show improvement in 2000, with increasingly positive employment growth.

     Demand for multifamily rental apartments continues to be strong in all of the Company's markets as evidenced by high occupancy and rent growth rates. Surveys of comparable investment grade apartment properties are conducted in each these markets annually by The REIS Reports, Inc. The results of these surveys are shown in the following tables:

Metro Area Market                          Occupancy                    % Rental Rate Growth
-----------------                   ----------------------              --------------------
                                    1999             2000               1999            2000
                                    ----             ----               ----            ----
Washington D.C. area
 .   Northern Virginia               98.7%            99.1%              9.9%            11.8%
 .   Washington D.C.                 98.4%            98.7%             10.6%            10.6%

Chicago                             97.6%            97.5%              3.6%             4.9%
 .   Downtown                        98.0%            97.9%              4.3%             6.8%
Boston                              98.7%            99.3%             11.7%            14.5%

Southeast Florida                   96.5%            97.2%              3.9%             5.4%
 .   Miami/Dade                      96.6%            97.8%              5.9%             6.7%
 .   Fort Lauderdale                 96.7%            97.9%              1.3%             5.4%

-------------------------
Source: The REIS Reports, Inc. February, 2001

  The supply of new rental apartment properties in the Company's markets has been in balance with or less than demand in recent years, particularly in the more desirable urban submarkets where the Company concentrates its focus. In the Washington metro area the supply of new multifamily properties has been increasing moderately over the past several years and is likely to continue to do so based on multifamily permits data compiled by the U.S. Census Bureau. These data show that the number of multifamily permits issued in the area were, 9,266 in 1999 and 8,798 in 2000, however these data include both for-sale condominium and rental apartment properties. These levels remain well below the peak of over 13,000 in 1987. Much of the new supply of rental apartments is occurring in the outer suburban areas and does not compete directly with the Company's properties, which are predominantly in the urban submarkets within Interstate 495, the Capital Beltway. Downtown Chicago has actually experienced a net decrease in higher end rental apartments in recent years due to condo conversions, and there are less than 1000 units of new rental apartments currently under construction in the downtown area. In Boston there has not been a new apartment building delivered in over 15 years and there is no new rental apartment construction presently underway in the downtown area.

  Overall, the Company believes that the anticipated increases in employment and population projected for the Northern Virginia, Washington D.C., Chicago, Boston and Southeast Florida markets, together with limited increases in supply of new rental units in locations competitive with the Company's properties, will result in the Company's multifamily rental submarkets remaining in a strong occupancy position for at least the next 12-18 months. As a result, the Company believes that these conditions will provide an opportunity to continue to increase rental apartment revenue levels, and will also allow additional development and acquisition opportunities.

Mortgage Financing

As of December 31, 2000, 48 of the 62 owned Properties were subject to Mortgage Loans aggregating approximately $1,065,000,000. The Mortgage Loans are collateralized by first lien mortgages or deeds of trust on 28 Properties organized into six pools and individual loans (the "Individual Mortgages") on 20 Properties. The Mortgage Loans bear interest at a weighted average interest rate of 7.29% at December 31, 2000. The Properties collateralizing each Mortgage Loan, the outstanding principal balances as of December 31, 2000, the applicable interest rates, and the maturity dates for each Mortgage Loan are set forth in the chart below.

                                                                  12/31/00
Mortgage Pool/                                                   Outstanding          Interest           Maturity
Collateral                            Location                    Principal             Rate               Date
-----------------------------------------------------------------------------------------------------------------------------
                                                                  (000's)
FNMA Credit Facility                                              $140,000              6.75%         November 1, 2013 (8)
---------------------------                                         29,507              6.85%         June 1, 2007 (8)
                                                                    49,400              8.00%         February 1, 2010 (12)
Bedford Village                   Fairfax County, Virginia
Car Barn                          Washington, D.C.
Concord Village                   Arlington, Virginia
Crystal Place                     Arlington, Virginia
Crystal Square                    Arlington, Virginia
Arlington Overlook                Arlington, Virginia
Newport III (1)                   Alexandria, Virginia
Ocean View                        Southeast, Florida
2201 Wilson Boulevard             Arlington, Virginia
New River Village                 Southeast, Florida


Mortgage Pool One                                                   53,000              6.88%         June 5, 2008 (2)
-----------------
Waterpark                         Arlington, Virginia
Parc Vista                        Arlington, Virginia


Mortgage Pool Two                                                   29,259              7.27%         July 1, 2004 (7)
-----------------
Charter Oaks                      Fairfax County, Virginia
Oaks of Tysons                    Fairfax County, Virginia


Mortgage Pool Three                                                111,398              7.99%         July 1, 2009 (7)
---------------------
Calvert Woodley                   Washington, D.C.
Cleveland House                   Washington, D.C.
Columbia Crossing                 Arlington, Virginia
Courthouse Plaza                  Arlington, Virginia
Gateway Place                     Arlington, Virginia
Newport I/II (1)                  Alexandria, Virginia
Skyline Mall                      Fairfax County, Virginia
2501 Porter Street                Washington, D.C.

Mortgage Pool Four                                                 53,494               7.92%         July 1, 2012 (3)
------------------
Albemarle                         Washington, DC
Corcoran House                    Washington, DC
Statesman                         Washington, DC
The Kenmore                       Washington, DC


Mortgage Pool Five                                                 60,800               7.61%         October 1, 2015 (10)
------------------
Van Ness South                    Washington, DC
Tunlaw Park                       Washington, DC
Tunlaw Gardens                    Washington, DC

                                                              12/31/00
Mortgage Pool/                                               Outstanding     Interest      Maturity
Collateral                               Location             Principal        Rate          Date
--------------------------------------------------------------------------------------------------------------
Individual Mortgages
--------------------
1841 Columbia Road              Washington, D.C.                   3,900      7.34%      September 1, 2006 (2)
Crystal Towers                  Arlington, Virginia               43,254      6.80%      January 1, 2006 (6)
2000 Commonwealth               Boston, Massachusetts             17,100      6.30%      January 1, 2007 (2)
Connecticut Heights             Washington, D.C.                  20,000      7.10%      April 1, 2008 (2)
Cronin's Landing                Waltham, Massachusetts            31,830      6.90%      March 1, 2009 (7)
Patriot Village                 Fairfax County, Virginia          31,095      8.24%      August 1, 2009 (4)
Crystal Plaza                   Arlington, Virginia               32,823      6.86%      November 1, 2009 (6)
Crystal House I/II              Arlington, Virginia               38,250      6.29%      January 1, 2011 (5)
2nd Mort.-Crystal House I/II    Arlington, Virginia               11,000      7.12%      January 1, 2011 (2)
Skyline Towers                  Fairfax County, Virginia          49,300      6.45%      January 1, 2011  (5)
2nd Mort.-Skyline Towers        Fairfax County, Virginia          13,000      7.07%      January 1, 2011 (2)
Bennington                      Arlington, Virginia               11,952      7.50%      October 1, 2020 (7)
Consulate                       Washington, D.C.                  12,324      7.38%      April 1, 2001 (7)
Mirador                         Southeast Florida                 33,834      8.65%      July 10, 2001 (6)
Countryside                     Palatine, Illinois                28,000      7.23%      July 1, 2006 (2)
Stonegate                       Glendale Heights, Illinois        32,199      8.31%      February 1, 2007 (6)
Park Lincoln                    Chicago, Illinois                  6,170      6.50%      April 1, 2007 (6)
Terrace                         Elk Grove, Illinois               15,600      6.64%      April 1, 2007 (2)
Buchanan House                  Arlington, Virginia               38,000      6.67%      February 1, 2011 (9)
Sagamore Towers                 Quincy, Massachusetts              6,606      6.97%      August 1, 2006 (11)
McClurg Court                   Chicago, Illinois                 61,750      7.66%      October 1, 2014 (10)
                                                              ----------      ----
                                                              $1,064,845      7.29%
                                                              ==========      ====

--------------------------------------------------------------------------------------------------------------

  (1)  Operated as a single property, but divided for collateralization purposes
  (2)  Interest only.
  (3)  Twenty-year amortization begins in July 2010.
  (4)  Thirty-year amortization begins in August 2004.
  (5)  Thirty-year amortization begins in December 2008.
  (6)  Thirty-year amortization.
  (7)  Twenty-five year amortization.
  (8)  Thirty-year amortization beings in December 2003.
  (9)  Thirty-year amortization begins in May 2009.
  (10) Thirty-year amortization begins in October 2010.
  (11) Twenty-year amortization.
  (12) Thirty-year amortization begins in January 2007.

Mortgage Pools

     The loan secured by Mortgage Pool Three was interest only through June 30, 1999, at which time amortization began using a 25-year amortization schedule with a balloon payment at maturity. In addition, any prepayment on this loan would be subject to a yield maintenance premium. The loan is cross-collateralized with the $29.3 million mortgage from the same lender, Northwestern Mutual.

     In 1999, the Company closed on a $269.5 million standby credit facility with Fannie Mae which provides for non-recourse, long-term debt for up to fifteen years. The initial draw on this facility was made during 1998 for $140 million at 6.75% for fifteen years. A second draw was made in May 1999 for $29.5 million at 6.845% for eight years. A third draw was made in February 2000 for $49.4 million at 8.0% for ten years. Terms and rates of draws on this facility are determined at the time of the draw. The facility contains certain restrictive covenants including a limit on debt to asset value and maintenance of debt service coverage ratios.

     In June 2000, the Company closed on four mortgage loans totaling $53.5 million. Each of the loans has a fixed interest rate of 7.92%. The loans require monthly payments of interest only through July 2010, at which time principal amortization begins using a 20-year amortization with a balloon payment due July 1, 2012.

     In September 2000, the Company closed on three mortgage loans totaling $60.8 million. The loans each have a fixed interest rate of 7.61% and a 15-year term. The loans require payments of interest only for a minimum of ten years with a balloon payment due October 1, 2015. All three loans are cross-defaulted and cross-collateralized.

Individual Mortgages

     The Individual Mortgages relate to debt secured by individual Multifamily Properties. The loans require monthly payments of interest and, in certain cases, principal. The loan secured by Patriot Village was refinanced in September 1996 and was obtained jointly with a ground lessor, with a portion of the principal allocated to each of them. The ground lessor has been allocated $9.9 million of the refinanced loan (of the total of $41.0 million outstanding as of December 31, 2000), for which the Operating Partnership is contingently liable. The loan requires the payment of interest only through August 2004, at which time amortization begins using a 30-year amortization schedule with a balloon payment due in August 2009. The Company remits full debt service to the lender and reduces its ground rent payment by the corresponding amount of debt service relating to the principal assigned to the ground lessor.

     In December 2000, the Company acquired Sagamore Towers and assumed an existing $6.3 million loan which is collateralized by the property, carries an 8.38% interest rate and matures in August 2006. The Company may prepay the loan after September 1, 2003, subject to a prepayment penalty equal to the greater of yield maintenance or 1% of the outstanding loan balance at that time. The Company has recorded a fair value adjustment on the loan of $0.3 million resulting in an effective interest rate of 6.97%.

     Also in December 2000, the Company closed on two second mortgage loans totaling $24.0 million. The loans require monthly payments of interest only and mature coterminously with their respective first mortgages in January 2011.

Lines of Credit

     On February 5, 2001, the Company closed on two unsecured credit facilities
- a $100 million line and a $50 million line - with bank groups lead by PNC Bank, N.A., as administrative agent, which refinanced $150 million of existing unsecured credit facilities which were to mature in March, 2001. Draws upon the lines are subject to certain unencumbered asset requirements and bear interest based on London Interbank Offer Rate (LIBOR) plus an applicable margin of 85 to 125 basis points based on the leverage ratio of the Company. If the Company chooses to and obtains an investment grade rating, the applicable margin will be between 62.5 and 100 basis points over LIBOR based on such rating. The Company also pays a quarterly fee ranging from 0.125% to 0.20% on the full amount available under the lines of credit, depending upon the applicable leverage ratio or investment rating. The line of credit agreements contain certain restrictive covenants, including maintenance of minimum equity value, debt to equity ratios and debt service coverage requirements substantially equivalent to the previous credit facilities.

     In May 2000, the Company obtained a ten-year, $300 million secured line of credit from Freddie Mac. Borrowings under the line bear interest at a spread of 63 to 161 basis points over LIBOR depending on the interest coverage ratio. Initial availability under the agreement was $125.3 million, which can increase to $300 million with appreciation in value of the properties collateralizing the borrowings and/or with the addition of properties to the collateral pool. Loan costs of $0.9 million were capitalized in connection with this agreement. The Company made an initial draw of $60 million substantially all of which was used to repay a portion of its $185 million line of credit.

     In September 2000, the Company converted $61.8 million of its $300 million line of credit to mortgage debt. The new mortgage has a fixed interest rate of 7.66% and a 14-year term. Payments of interest only are required for a minimum of ten years with a balloon payment due October 1, 2014. The loan is collateralized by one property. With the conversion of this portion of the line of credit, the availability under the line decreased from $125.3 million to $63.5 million.

     In December 2000, the Company paid the balance of a construction loan in connection with the development of One Superior Place in Chicago, Illinois. This property was simultaneously added to the collateral pool for the Freddie Mac line of credit. With the addition of this collateral, the availability under this line increased to $163.8 million.

Construction Loans

     In connection with the development of Alban Towers in Washington, D.C., the Company obtained a $32.5 million interest-only construction loan in August 1999. Interest (currently at LIBOR plus 150 basis points) is payable monthly with the principal balance due February 5, 2002.

The loan is collateralized by the property. The loan balance at December 31, 2000, was $14.9 million. Capacity under this construction loan was increased to $35.8 million in January 2001.

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


     The following table sets forth the high and low closing sale prices for the shares of Common Stock for the periods indicated as reported by the New York Stock Exchange Composite Tape, and the dividends paid by the Company with respect to each such period:


                                                           Dividend
Period                                   High      Low     Per Share
------                                  -------   -------  ---------

January 1, 1999, to March 31, 1999       $31.438  $28.125     $0.535
April 1, 1999, to June 30, 1999          $35.750  $29.938     $0.535
July 1, 1999, to September 30, 1999      $35.688  $33.063     $0.550
October 1, 1999, to December 31, 1999    $35.375  $31.500     $0.550

January 1, 2000, to March 31, 2000       $36.375  $34.125     $0.550
April 1, 2000, to June 30, 2000          $40.438  $35.688     $0.550
July 1, 2000, to September 30, 2000      $45.380  $39.563     $0.585
October 1, 2000, to December 31, 2000    $48.000  $43.000     $0.585


On March 1, 2001, the last reported sale price of the shares of Common Stock on the NYSE was $43.98.
On March 1, 2001, the Company had approximately 800 shareholders of record.

Item 6.   Selected Financial Data.

     The following table sets forth selected historical financial and operating information for the Company (as hereinafter defined in the Notes to Consolidated Financial Statements). The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 have been derived from the financial statements of the Company which have been audited by Arthur Andersen LLP, the Company's independent accountants.

  Charles E. Smith Residential Realty, Inc.
  Selected Financial Data

                                                                                            Year Ended December 31,
                                                                         ----------------------------------------------------------
 (Dollars in Thousands, Except Per Share Data)                              2000       1999 (1)     1998 (1)      1997       1996
-----------------------------------------------------------------------------------------------------------------------------------
 OPERATING DATA
   Rental properties
        Revenues                                                         $  383,233   $  301,233   $  250,067   $199,944   $163,939
        Expenses                                                            191,574      152,856      130,449    104,333     89,136
   Equity in income of Property Service Businesses before gains/losses        8,373        5,740        8,433      7,597      7,846
   Corporate general & administrative expenses                               11,290        9,607        8,947      6,563      5,255
   Interest income                                                              345        1,091          809      1,063      1,029
   Interest expense                                                          78,371       57,094       47,334     45,411     43,606
   Income before gains/losses and extraordinary items                       113,181       89,699       73,027     52,297     34,817
   Net income of the Operating Partnership                                  179,248      153,814       69,870     52,210     34,817
   Net income attributable to common shareholders (2)                        94,692       82,237       30,407     24,712     10,977

   Earnings per common share - basic
        Before extraordinary item                                        $     4.44   $     4.25   $     2.40   $   1.87   $   1.11
        Extraordinary item                                                        -        (0.01)       (0.54)         -          -
                                                                         ----------------------------------------------------------
                                                                         $     4.44   $     4.24   $     1.86   $   1.87   $   1.11
                                                                         ==========================================================
   Earnings per common share - diluted
        Before extraordinary item                                        $     4.09   $     4.05   $     2.39   $   1.86   $   1.11
        Extraordinary item                                                        -        (0.01)       (0.54)         -          -
                                                                         ----------------------------------------------------------
                                                                         $     4.09   $     4.04   $     1.85   $   1.86   $   1.11
                                                                         ==========================================================
 OTHER DATA

   Funds from Operations (3):
        Net income of the Operating Partnership                          $  179,248   $  153,814   $   69,870   $ 52,210   $ 34,817
        Less:   Preferred dividends                                          (3,955)      (8,093)      (3,647)         -          -
                Gain on sales                                               (66,067)     (64,475)     (18,150)         -          -
        Plus:   Depreciation and amortization of rental property             44,778       33,906       28,958     20,666     17,931
                Depreciation from unconsolidated properties                   1,015          570            -          -          -
                Other                                                           434          430        5,173          -          -
                Extraordinary item - loss on extinguishment of debt               -          360       16,384         87          -
                                                                         ----------------------------------------------------------

        Funds from Operations of the Operating Partnership                  155,453      116,512       98,588     72,963     52,748
        Minority Interest                                                   (54,606)     (44,048)     (40,554)   (35,799)   (28,879)
                                                                         ----------   ----------   ----------   --------   --------

        Funds from Operations attributable to shareholders (4)           $  100,847   $   72,464   $   58,034   $ 37,164   $ 23,869
                                                                         ==========   ==========   ==========   ========   ========

   Net cash flows provided by (used in):
        Operating activities                                             $  183,256   $  141,185   $  118,566   $ 75,223   $ 50,958
        Investing activities                                               (356,825)    (298,490)    (289,995)  (196,924)   (72,742)
        Financing activities                                                163,012      167,862      171,429    117,803     16,204


   Cash dividends per share                                              $    2.235   $    2.155   $    2.095   $  2.035   $  1.975

   Average core occupancy rate (5)                                             97.2%        97.5%        96.6%      96.4%      97.0%
   Apartment units - core portfolio (6)                                      16,435       15,482       14,301     14,198     12,462
   Apartment units - total portfolio                                         28,453       24,948       19,279     18,236     15,200

 BALANCE SHEET DATA
   Rental properties, net (7)                                            $1,911,767   $1,539,042   $1,093,963   $804,323   $470,093
   Total assets                                                           2,075,232    1,704,778    1,185,399    865,506    522,211
   Total mortgage loans and notes payable                                 1,223,704      969,323      790,579    610,971    546,544
   Shareholders' equity (deficit) (7)                                       555,569      481,364      264,977    158,314    (37,379)

                      FOOTNOTES TO SELECTED FINANCIAL DATA

1. Certain reclassifications have been made to conform to the current year's presentation.

2. Reflects the Company's pro rata share of net income attributable to all shareholders of 64.1% in 2000, 61.9% in 1999, 58.9% in 1998, 50.9% in
     1997, and 45.3% in 1996, less preferred dividends and distributions in excess of earnings allocated to Minority Interest.

3. Funds from Operations (FFO) is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income (loss), computed in accordance with Generally Accepted Accounting Principles (GAAP), excluding gains (or losses) from debt restructuring and property sales, plus depreciation/amortization of assets unique to the real estate industry.
     FFO does not represent cash flow from operating activities in accordance with GAAP (which, unlike Funds from Operations, generally reflects all cash effects of transactions in the determination of net income) and should not be considered an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity or ability to make distributions. The Company considers FFO a meaningful, additional measure of operating performance because it excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

4. Reflects the Company's pro rata shares of 64.9% in 2000, 62.2% in 1999, 58.9% in 1998, 50.9% in 1997, and 45.3% in 1996.

5. Average occupancy is defined as gross potential rent for the core portfolio less vacancy allowance divided by gross potential rent for the period, expressed as a percentage.

6. Core portfolio represents operating properties fully owned or stabilized by the Company as of December 31 two years prior to the reporting date.
     Total portfolio represents all operating properties fully or partially-owned by the Company at the reporting date.

7. At the formation of the Company, all contributed rental properties were recorded at historical cost which was significantly less than market value resulting in diluted shareholders' equity.

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

THE COMPANY

     Charles E. Smith Residential Realty, Inc. (the "Company") is a public equity real estate investment trust ("REIT") that is engaged primarily in the acquisition, development, management and operation of multifamily properties. Together with its subsidiaries, the Company is a fully integrated real estate organization with in-house acquisition, development, financing, marketing, leasing and property management expertise. The Company is structured as an umbrella partnership REIT, under which all property ownership and business operations are conducted through Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiaries. The Company is the sole general partner of the Operating Partnership.

     On June 30, 1994, the Company completed an initial public offering and used the proceeds to purchase a proportionate limited partnership interest in the Operating Partnership, which is the successor entity of the CES Group. On the same date, the Operating Partnership exchanged units of limited partnership interest for the CES Group properties and, through financing partnerships, issued mortgage debt.

     As of December 31, 2000, the Company, through the Operating Partnership and its subsidiaries, owned 59 and had partial interests in three operating multifamily properties. The Company also owned or had interests in three multifamily properties under construction and had a contingent agreement to purchase one to-be-constructed multifamily property. The Company also owned one retail shopping center, an enclosed mall containing a total of approximately 205,000 square feet of retail space.

The residential properties consist of the following:

                                       Number of                        Number of Properties by Location
                                       ---------        ---------------------------------------------------------------
       Type                      Properties    Units    Washington, DC    Chicago, IL       Boston, MA    Southeast, FL
-------------------------------  ----------  ---------  --------------  ----------------  --------------  -------------
Operating Properties
  Core Portfolio
        High-Rise/Mid-Rise               29     11,581
     Garden                              11      4,854
                                         --     ------
                                         40     16,435           36                 2               2              -
                                         --     ------
        Acquisition Portfolio
     High-Rise/Mid-Rise                  12      6,531
     Garden                               4      2,705
                                         --     ------
                                         16      9,236            4                 5               1              6
                                         --     ------
    Development Portfolio
     High-Rise/Mid-Rise                   3      1,515            2                 1               -              -
                                         --     ------

  Partially- Owned                        3      1,267            3                 -               -              -
                                         --     ------
                                         62     28,453
                                         --     ------

Under Construction                        3      1,336            2                 1               -              -
                                         --     ------           --           -------       ---------     ----------
                                         65     29,789           47                 9               3              6
                                         ==     ======           ==           =======       =========     ==========

     Additionally, the Operating Partnership owned substantially all the equity in the following entities, (collectively, the "Property Service Businesses') which provide various services as described below.

     . Smith Realty Company ("SRC") provides property management and leasing services to multifamily properties and assists in development and acquisition efforts. SRC also provides furnished corporate apartments (directly or through subsidiary corporations) and administrative services.

     . Smith Management Construction, Inc. ("SMC") provides construction and project management services for capital improvement, tenant build out and large scale renovation projects of office, retail and residential properties.

     . Consolidated Engineering Services, Inc. ("CES") and its affiliates provide on-site facilities management and maintenance, automated environmental monitoring and control, engineering consulting, and mechanical and electrical repair and installation services.

Both SMC and CES provide services to commercial office properties ("Affiliates") owned or managed by Charles E. Smith Commercial Realty, L.P. ("CESCR") of which Messrs. Smith and Kogod are directors. See Notes to Consolidated Financial Statements for additional information on services provided to related parties by the Property Service Businesses.

RENTAL PROPERTIES

     Revenue, expenses and income from the properties were as follows (in thousands):


                                         Year Ended December 31,
                                      ----------------------------------
                                        2000        1999/(1)/   1998/(1)/
                                        ----        ----        ----
Core Portfolio:
 Revenues                             $ 247,611   $ 229,893   $ 206,630
 Expenses                               (91,449)    (88,830)    (81,768)
                                      ---------   ---------   ---------
                                      $ 156,162   $ 141,063   $ 124,862
                                      =========   =========   =========
Acquisition/Disposition Portfolio:
 Revenues                             $ 103,515   $  56,938   $  38,957
 Expenses                               (43,408)    (23,362)    (17,002)
                                      ---------   ---------   ---------
                                      $  60,107   $  33,576   $  21,955
                                      =========   =========   =========
Development Portfolio:
 Revenues                             $  29,351   $  10,975   $   1,258
 Expenses                               (10,370)     (5,187)     (1,300)
                                      ---------   ---------   ---------
                                      $  18,981   $   5,788   $     (42)
                                      =========   =========   =========
Retail Portfolio:
 Revenues                             $   2,756   $   3,427   $   3,222
 Expenses                                (1,569)     (1,571)     (1,421)
                                      ---------   ---------   ---------
                                      $   1,187   $   1,856   $   1,801
                                      =========   =========   =========
Total Rental Properties:
 Revenues                             $ 383,233   $ 301,233   $ 250,067
 Expenses                              (146,796)   (118,950)   (101,491)
 Depreciation                           (44,778)    (33,906)    (28,958)
                                      ---------   ---------   ---------
Income from Rental Properties         $ 191,659   $ 148,377   $ 119,618
                                      =========   =========   =========

/(1)/ Certain prior year balances have been reclassified to conform with current year presentation.

      The operating segments are based upon the maturity of each property. Core consists of all multifamily properties owned as of December 31, 1998. Acquisition/Disposition consists of purchased properties, which have not yet reflected one full year of operations, and disposed properties. Development consists of properties which the Company has constructed or is in the process of constructing which have not yet had a full calendar year of stabilized operating results. Retail consists of one free standing retail property.

Rental Revenue and Occupancy Rates

      The Company seeks to maximize rental revenues in its submarkets primarily by balancing aggressive rent increases against decreased occupancy. Typically, these two components are inversely related. The Company also generates revenues through rental of garage and ground floor retail space as well as rental of furnished corporate apartments in certain owned apartment properties. During 2000, the Company also significantly expanded its kitchen and bath renovation program for properties with demonstrated ability to generate required returns on the investment.

   Average revenue per apartment unit for the Company's core multifamily properties increased approximately 7.7% in 2000 as compared with 1999. Core revenue growth was 6.5% in 1999 (based on properties owned as of December 31, 1997) as compared with 1998.

   The Company achieved the increased rate of revenue growth in 2000, without significant impact to occupancy (97.2%) which was essentially unchanged from the prior year (97.3%) and reflects the strength of the Company's submarkets.

   Average occupancy of the Company's core properties in the Washington, D.C. metropolitan area, where approximately 89% of the Company's core portfolio is located, is consistent with the area's market-wide average occupancy, based on annual surveys of comparable investment grade apartment properties conducted by REIS, Inc. as follows:

                        Occupancy - Washington D.C. Area
                        --------------------------------
                        Company                 Market
                        -------                 ------
 2000                   97.2%                   98.7%
 1999                   97.5%                   98.4%
 1998                   96.6%                   97.0%

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


   A schedule of residential portfolio statistics follows:

                                         CHARLES E. SMITH RESIDENTIAL REALTY, INC.
--------------------------------------------------------------------------------------------------------------------
                                             Residential Portfolio Statistics
                                           For the Year Ended December 31, 2000

                                                                             Monthly      %                     %
                                                     Average                  GOI       Change                Change
                                         Apartment   Sq. Ft.     GOI        Per Unit     From     Occupancy    From
              Property       Type          Units     Per Unit    2000         2000       1999       2000       1999
              --------       ----          -----     --------    ----         ----       ----       ----       ----
                                                               (in 000s)
CORE RESIDENTIAL PORTFOLIO

Washington, D.C.
    1841 Columbia Road     Mid-rise         115        635     $  1,546     $ 1,120       7.4%      99.3%      -0.1%
    2501 Porter Street     High-rise        202        757        4,088       1,686       3.8%      95.5%      -3.7%
    Albemarle              High-rise        235      1,122        4,093       1,451      11.6%      97.8%       0.4%
    Calvert-Woodley        High-rise        136        909        2,265       1,388       9.1%      98.8%      -0.1%
    Car Barn               Garden           196        959        2,441       1,038       8.4%      98.0%      -1.0%
    Cleveland House        High-rise        216        897        3,623       1,398      12.9%      97.4%      -0.9%
    Connecticut Heights    High-rise        519        656        6,753       1,084      13.1%      98.0%       1.1%
    Corcoran House         High-rise        138        528        1,630         984       9.3%      97.4%      -1.1%
    Statesman              High-rise        281        593        3,209         952      10.3%      97.9%      -0.9%
    Van Ness South         High-rise        625        957        9,687       1,292       8.8%      98.6%      -0.6%
    The Kenmore            High-rise        376        715        4,179         926      12.2%      98.1%      -0.3%
    Tunlaw Gardens         Garden           167        850        1,946         971      13.9%      97.3%      -0.1%
    Tunlaw Park            Mid-rise         120        855        1,889       1,312      12.9%      98.5%       1.8%
                                         ------      -----     --------     -------      ----       ----       ----
                                          3,326        808     $ 47,349     $ 1,186      10.2%      97.9%      -0.4%
Northern Virginia

    Crystal City
    ------------
    The Bennington         High-rise        348        798        4,849       1,161       3.7%      96.9%      -0.3%
    Crystal House I        High-rise        426        896        5,973       1,169       7.4%      98.0%      -0.1%
    Crystal House II       High-rise        402        896        5,381       1,116       7.0%      98.2%       0.0%
    Crystal Square         High-rise        378      1,080        5,976       1,318       6.7%      98.6%      -0.4%
    Crystal Place          High-rise        180        915        3,094       1,432       4.7%      97.7%       0.5%
    Gateway Place          High-rise        162        828        3,489       1,795       6.0%      83.8%      -3.4%
    Water Park Towers      High-rise        360        959        6,929       1,604       6.6%      95.7%       0.8%
    Crystal Plaza          High-rise        540      1,124        9,160       1,414       6.7%      98.7%      -0.5%
    Crystal Towers         High-rise        912      1,118       14,203       1,298       6.5%      98.5%      -0.4%
    Parc Vista             High-rise        299        770        5,145       1,434      -1.5%      90.6%      -5.8%
                                         ------      -----     --------     -------      ----       ----       ----
                                          4,007        980     $ 64,199     $ 1,335       5.7%      96.7%      -0.7%
    Rosslyn/Ballston
    ----------------
    Courthouse Plaza       High-rise        396        838        7,075       1,489       9.1%      97.1%      -0.9%
    Lincoln Towers         High-rise        714        878       12,812       1,495       8.9%      96.3%       0.9%
                                         ------      -----     --------     -------      ----       ----       ----
                                          1,110        864     $ 19,887     $ 1,493       9.0%      96.6%       0.3%
    Tysons/Dulles
    -------------
    Charter Oak            Garden           262      1,098        3,380       1,075       5.1%      96.6%      -0.8%
    Oaks of Tysons         Garden           218        967        3,088       1,181       9.5%      95.0%      -1.0%
    Bedford Village        Garden           752      1,098        9,818       1,088      10.0%      97.1%      -0.2%
    Patriot Village        Garden         1,065      1,149       13,388       1,048       8.9%      97.7%       0.3%
    Westerly               Garden           320        921        4,856       1,264       7.1%      96.7%      -0.9%
                                         ------      -----     --------     -------      ----       ----       ----
                                          2,617      1,086     $ 34,530     $ 1,100       8.6%      97.0%      -0.3%
    Other
    -----
    Arlington Overlook     Mid-rise         711        877        8,046         943      10.0%      96.7%      -0.1%
    Boulevard of Old Town  Garden           159        672        1,812         950       4.8%      97.1%      -0.7%
    Columbia Crossing      Garden           247        977        3,863       1,303       8.2%      98.8%       0.4%
    Concord Village        Garden           531        925        5,964         936       7.9%      97.6%       1.5%
    Newport Village        Garden           937      1,060       11,522       1,025       7.0%      97.9%      -0.2%
    Skyline Towers         High-rise        940      1,107       12,612       1,118       7.2%      98.0%       1.1%
                                         ------      -----     --------     -------      ----       ----       ----
                                          3,525        992     $ 43,819     $ 1,036       7.7%      97.7%       0.4%
Boston/Chicago
    2000 Commonwealth      High-rise        188        862        4,383       1,943       7.0%      99.2%       1.3%
    One East Delaware      High-rise        306        704        7,985       2,175       6.3%      98.2%       0.3%
    McClurg Court          High-rise      1,075        732       18,111       1,404       5.6%      96.1%       0.7%
    Cronin's Landing       Mid-rise         281      1,062        7,348       2,179       9.8%      99.1%       2.4%
                                         ------      -----     --------     -------      ----       ----       ----
                                          1,850        791     $ 37,827     $ 1,704       6.7%      97.4%       1.0%
                                         ------      -----     --------     -------      ----       ----       ----
                                         16,435        936      247,611     $ 1,256       7.7%      97.2%      -0.1%
                                         ------      -----     --------     -------      ----       ----       ----

                                                                                                Monthly    %                %
                                                                             Average               GOI    Change           Change
                                                              Apartment      Sq. Ft.     GOI    Per Unit   From  Occupancy  From
           Property                                 Type         Units       Per Unit    2000      2000     1999    2000     1999
----------------------------------------         ----------   ---------    ----------  -------- --------- ------  --------- ------
                                                                                        (in 000s)
ACQUISITION PORTFOLIO
    1999
    ----
    Buchanan House (Crystal City, VA)             High-rise         442       1,173  $   8,389   $ 1,582    N/A      97.6%   N/A
    Park Lincoln (Chicago, IL)                    High-rise         139         581      2,010     1,205    N/A      95.2%   N/A
    Terrace (Chicago, IL)                         Garden            427         814      4,396       858    N/A      94.6%   N/A
    The Consulate (Washington, DC)                High-rise         269         828      4,249     1,316    N/A      95.0%   N/A
    Countryside (Chicago, IL)                     Garden            720         872      8,100       938    N/A      93.4%   N/A
    Stonegate (Chicago, IL)                       Garden          1,158         581      9,888       712    N/A      92.0%   N/A
    Mirador (S.E. Florida)                        High-rise       1,339         772     13,340       830    N/A      95.9%   N/A
    Ocean View (S.E. Florida)                     High-rise       1,199       1,080     13,910       967    N/A      95.8%   N/A

    2000
    ----
    Ocean Crest Club (S.E. Florida)               High-rise         527         987      5,894       N/A    N/A        N/A   N/A
    Ocean Crest Beach (S.E. Florida)              High-rise         943         995     10,773       N/A    N/A        N/A   N/A
    Delaware Place (Chicago, IL)                  High-rise         185         706      2,770       N/A    N/A        N/A   N/A
    Harbour House (S.E. Florida)                  High-rise         804         990      2,192       N/A    N/A        N/A   N/A
    New River Village (S.E. Florida)              Mid-rise          240       1,128        436       N/A    N/A        N/A   N/A
    2201 Wilson Boulevard ( Rosslyn/Ballston, VA) High-rise         219         838        522       N/A    N/A        N/A   N/A
    Sagamore Towers (Boston, MA)                  High-rise         225         707        112       N/A    N/A        N/A   N/A
    Reston Landing (Tysons/Dulles, VA)            Garden            400         995      3,373       N/A    N/A        N/A   N/A
                                                                 -------      ------ ---------
                                                                  9,236         801  $  90,354
                                                                 -------      ------ ---------

DEVELOPMENT PORTFOLIO

    Courthouse Place (Rosslyn/Ballston, VA)       High-rise         564         850  $   9,960   $ 1,472    N/A       98.9%  N/A
    One Superior Place (Chicago, IL)              High-rise         809         729     17,285       N/A    N/A         N/A  N/A
    Park Connecticut (Washington, DC)             High-rise         142         915      2,106       N/A    N/A         N/A  N/A
    Alban Towers (Washington, DC)/(1)/            Mid-rise          226         915        N/A       N/A    N/A         N/A  N/A
    Park Millennium (Chicago, IL)/(1)/            High-rise         480         907        N/A       N/A    N/A         N/A  N/A

                                                                 -------      ------ ---------
                                                                  2,221         829  $  29,351
                                                                 -------      ------ ---------

ALL RESIDENTIAL PROPERTIES                                       27,892              $ 367,316
                                                                 =======             =========




PARTIALLY-OWNED PORTFOLIO
-------------------------
    Renaissance (25% owned)                       High-rise         330         984  $   5,226   $ 1,320     N/A     98.4%   N/A
    Springfield Station (48% owned)               Garden/Mid-rise   631         909      8,760     1,157     N/A     98.0%   N/A
    Brandywine (25% owned)                        High-rise         306       1,009      4,992     1,359     N/A     97.9%   N/A
    Stoneridge at University Center
    (40% owned)/(1)/                              Garden            630         993        N/A       N/A     N/A       N/A   N/A
                                                                 ------       -----  ---------

                                                                  1,897         966  $  18,978
                                                                 ======       =====  =========

(1) Property is currently under construction.

PROPERTY SERVICE BUSINESSES

     Operating results from the Property Service Businesses were as follows (in thousands):

                                                            Year Ended December 31,
                                            --------------------------------------------------------
                                               2000                   1999                    1998
                                            ---------              ---------                --------
       Revenues                             $ 277,907              $ 144,637                $107,290
       Expenses                              (262,708)              (136,247)                (97,471)
                                            ---------              ---------                --------
                                               15,199                  8,390                   9,819
       (Loss) gain on Sale                     (5,359)                   802                      --
       Amortization of Goodwill                (2,587)                  (788)                     --
       Depreciation                            (4,239)                (1,862)                 (1,386)
                                            ---------              ---------                --------
       Income from Property
       Service Businesses                   $   3,014              $   6,542                $  8,433
                                            =========              =========                ========

     Smith Realty Company provides property management and leasing personnel and services to the Operating Partnership for 61 owned multifamily properties at cost plus 5% in accordance with a service agreement. SRC provides similar services under separate management agreements for the four partially owned properties as well as eight third party owners totaling approximately 4,000 apartment units. The management agreements generally have one-year terms and four of the eight third-party agreements are with Affiliates.

     SRC also maintains a furnished corporate apartment business ("Smith Corporate Living" or "SCL"). SCL rents unfurnished apartments from third parties, which it furnishes and re-rents primarily to corporate users as an attractive alternative to extended-stay hotel arrangements. In May 1998, SRC acquired Noel Enterprises, Inc. ("SCL West"), a provider of furnished corporate apartments in Chicago for $6.3 million. Due to its sustained failure to meet performance expectations in the suburban Chicago furnished market, SRC sold SCL West in December 2000 and recognized a loss of $5.4 million primarily due to unamortized goodwill. As of January 1, 2001, SRC assumed the unfurnished leases previously held by SCL West in the downtown Chicago area and plans to continue operating these as furnished corporate apartments.

     Smith Management Construction, Inc., provides services to the Operating Partnership at cost and to Affiliates and third parties at cost plus a fee. During 2000, approximately 40% of total revenues were derived from Affiliates, 20% from the Company, and 40% from third parties.

     Consolidated Engineering Services, Inc., and its affiliates provide services to the Operating Partnership and Affiliates at cost and to third parties at cost plus a fee. During 2000, approximately 15% of total revenues were derived from Affiliates, 2% from the Company, and 83% from third parties.

     CES initiated a growth strategy in 1999 to expand CES's market leadership position beyond the Mid-Atlantic region through a combination of internal growth and friendly acquisitions or mergers with high-quality firms in key geographic regions. Management of both CES and the

Company believe this strategy will position CES for a transaction in the next one-to-three years, which will fully realize the inherent value of this business. Accordingly, the Company increased its investment in CES and related businesses as follows.

     During 2000, CES acquired 4 privately owned mechanical service companies for a total cost of approximately $59.6 million which consisted of 559,802 shares of the Company's common stock (purchased by CES from the Company for
$21.6 million), assumed debt of $0.7 million and cash of $37.3 million.   CES
funded $34 million through the Operating Partnership in exchange for promissory notes while the remaining $24.9 million was drawn on CES's bank line of credit. In addition, the Operating Partnership contributed to CES its interest in Combustioneer, Inc., a 1999 acquisition.

     During 1999, CES acquired 3 privately owned mechanical services companies for $34.5 million and a facilities management business from CESCR for $1.4 million. Total acquisitions cost of $35.9 million consisted of 200,000 shares of the Company's common stock and 161,765 Operating Partnership units (purchased by CES from the Company and the Operating Partnership for $12.4 million) and cash of $23.5 million. CES funded $25.8 million through the Operating Partnership in exchange for promissory notes of which $24.4 million was refinanced with a draw on its line of credit. The balance of $10.1 million was provided by capital contributions from the Operating Partnership.

     The following discussion compares historical results of operations for the years ended December 31, 2000 and 1999 as well as the years ended December 31, 1999 and 1998. The discussion should be read in conjunction with the "Selected Financial Data," and the financial statements and notes thereto included elsewhere in this annual report.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000

Comparison to Year Ended December 31, 1999

     Summary. Net income of the Operating Partnership increased 16.5%, or $25.4 million, from $153.8 million for the year ended December 31, 1999 to $179.2 million for the year ended December 31, 2000. Funds from Operations ("FFO") of the Operating Partnership increased $38.9 million or 33.4% during the same period. Net income of the Company attributable to common shareholders increased from $82.2 million, or $4.04 per diluted common share, for the year ended December 31, 1999 to $94.7 million, or $4.09 per diluted common share, for the year ended December 31, 2000. The Company's FFO attributable to shareholders for 2000 was $100.8 million, a 39.2% increase over the Company's FFO for 1999. The increase in FFO is primarily due to operating income growth from the core portfolio and the newly delivered development properties. The increase in net income is primarily due to the increase in net operating income from rental properties, which was partially offset by an increase in interest expense.

     Rental Properties.   Revenue from rental properties increased $82.0
million, or 27.2%, from $301.2 million for 1999 to $383.2 million for 2000. Expenses (including depreciation) from all rental operations increased $38.7 million, or 25.3%, from $152.9 million in 1999 to $191.6 million in 2000.

     Core Portfolio. Revenue from the core portfolio increased $17.7 million, or 7.7%, over the prior year primarily due to continued strong demand in all of our submarkets as a result of our premium locations and our ability to capitalize on the continuing urban living trend occurring throughout the country. In addition, approximately 1.1% of this growth is attributable to the Company's kitchen and bath renovation program. Under this program, a significant renovation of a kitchen and/or bath is made upon turnover of an apartment unit when we are able to increase the rent sufficient to achieve a minimum 15% return on the new investment. Revenue growth by submarket ranged from 5.7% to 10.2% in 2000. Consistent with 1999, the highest revenue growth occurred in the northwest Washington, D.C. submarket (up 10.2%) reflecting the urban living trend as well as a heavy concentration of kitchen and bath renovations. The lowest growth of 5.7% in the Crystal City submarket was primarily due to higher vacancy in furnished apartments and few kitchen/bath renovations.

     Average monthly revenue per core apartment unit increased from $1,166 in 1999 to $1,256 per month during 2000. Average economic occupancy for the portfolio was essentially flat at 97.2% in 2000 compared to 97.3 % in 1999.

     Operating expenses on the core portfolio increased 2.9% over the prior year. This was primarily due to higher real estate taxes (up 7.7% or $1.3 million) associated primarily with rising assessments, higher utilities (up 7.5% or $1.2 million) due primarily to mild 1999 weather, higher payroll costs (up 6.2% or $1.3 million) due to wage increases and additional management costs associated with geographic expansion. These increases were partially offset by lower marketing and redecoration costs (down $1.2 million) as a result of the strong rental demand and lower turnover.

     Acquisition/Disposition Portfolio. The sixteen acquisition properties and three disposition properties, contributed $46.6 million, or 56.8%, of the total rental revenue increase and $20.0 million, or 72.0%, of the increase in operating expenses resulting in a contribution to net operating income of $26.6 million. Total capitalized cost of the acquisition portfolio at December 31, 2000 was $789.7 million.

     During 2000, the Company sold two operating multifamily properties and recognized gains of $68.0 million.

     Development Portfolio. In June 2000, One Superior Place in Chicago completed delivery of its 809 units and also reached stabilization. This 52-story high-rise produced net operating income of $10.7 million for the current year compared to $0.8 million in the prior year. Total capitalized cost at December 31, 2000 was $113.1 million, which does not reflect an earnout payment expected to be paid to the developer in early 2002.

     Park Connecticut delivered initial units in March 2000 with final delivery of its 142 units as of June 30, 2000. The property reached stabilized occupancy in October 2000 and produced net operating income of $0.9 million for the year. Total capitalized cost at December 31, 2000 was $28.2 million.

     In June 1999, Courthouse Place completed delivery of its 564 units. The property reached stabilized occupancy in September 1999 and produced net operating income of $7.4 million for the current year, compared to $4.4 million in the prior year.

     Retail Portfolio. The Company sold Worldgate Centre in June 2000 for $41 million to fund the acquisition of Reston Landing. The Company recognized a gain of $4.0 million on the sale, which leaves Skyline Mall as the Company's
only freestanding retail property.   Revenue from Skyline decreased
significantly ($0.7 million or 19.6%) in 2000 compared to 1999 primarily due to efforts to attract a high-end grocery tenant. As a result, certain space which became vacant during the year was planned to be part of the new lease arrangement. As of March 1, 2001, however, no such tenant had been secured. The Company is currently evaluating redevelopment and sale options for this property. Average occupancy decreased from 98.1% in 1999 to 91.1% in 2000.

     Property Service Businesses. The Company uses the equity method of accounting for its non-voting interest in the Property Service Businesses. Income from the Property Service Businesses decreased $3.5 million, or 53.9%, during 2000 compared to 1999 due primarily to the $5.4 million loss recognized on the sale of SCL West in December 2000. The loss was primarily due to the write-off of goodwill recorded upon the acquisition of SCL West in 1998. Income from the Property Service Businesses before gains and losses increased by $2.6 million or 45.9% over 1999 due primarily to the expansion of Consolidated Engineering.

     Income before interest on promissory notes from Consolidated Engineering was $7.4 million for 2000 reflecting an increase of $2.4 million or 49% over 1999. This was due to both internal growth as well as the $95.5 million invested in the acquisition of eight businesses during 1999 and 2000. CES funded $50 million of the acquisitions with a bank line of credit secured in 2000 which is guaranteed by the Operating Partnership. The balance of the acquisition funding was provided by the Operating Partnership in exchange for promissory notes.

     Non-cash depreciation and amortization charges for CES totaled $5.4 million for 2000, an increase of $3.9 million over 1999 primarily due to goodwill amortization charges associated with the acquisitions. Operating margins declined from 9.9% in 1999 to 8.0% in 2000 primarily due to additional personnel and other infrastructure costs which were planned to support the strategic acquisition program.

     Income from Smith Management Construction increased $0.5 million to $1.6 million in 2000. This was offset by a $2.0 million loss for Smith Corporate Living. Due to the sale of SCL West, the Company expects this line of business to return to profitability in 2001.

     During 2000, SRC and CESCR entered into an agreement through October 31, 2005 to equally share finance fees generated by refinancings on properties controlled by Messrs. Smith and Kogod but not owned by CESCR. The Company earned $0.2 million during 2000 under this agreement. Management does not expect any significant future income from Financing Services.

     Recent tax legislation which became effective January 1, 2001 allows the direct ownership and control by REITs of taxable REIT subsidiaries ("TRS"). A TRS may engage in activities which were previously considered impermissible for REITs in terms of maintaining REIT status. On January 1, 2001, the Company and all of its Property Service Businesses elected TRS status in accordance with the new legislation. However, SRC has changed. Simultaneously SRC converted the Company's 99% non-voting interest into a 99% voting interest. Therefore, the Company will begin consolidating in 2001 the financial results of SRC instead of using the equity method of accounting. This will have no impact to net income or FFO but will simply change the financial statement presentation of SRC's results. No changes were made to the ownership structure of CES or SMC.

     Partially-Owned Portfolio. The Company's share of income from the partially-owned portfolio totaled $2.5 million and $1.2 million for 2000 and 1999, respectively. The increase is primarily due to the fact that three of the properties were acquired as joint venture interests in mid-1999.

     Other. Corporate general and administrative expenses were 2.9% of total revenues. Historically, the Company's objective has been to maintain this expense at no more than 3% of revenues. The increase in total cost of $1.7 million, or 17.5%, was due primarily to higher personnel and technology related costs, particularly related to geographic expansion. Interest expense increased by $21.3 million, or 37.3%, primarily due to the financing of acquisition and development activity as well as a slightly higher average borrowing rate.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999

Comparison to Year Ended December 31, 1998

     Summary. Net income of the Operating Partnership increased 120.1%, or $83.9 million, from $69.9 million for the year ended December 31, 1998 to $153.8 million for the year ended December 31, 1999. Funds from Operations ("FFO") of the Operating Partnership increased $17.9 million or 18.2% during the same period. Net income of the Company attributable to common shareholders increased from $30.4 million, or $1.85 per diluted common share, for the year ended December 31, 1998 to $82.2 million, or $4.04 per diluted common share, for the year ended December 31, 1999. The Company's FFO for 1999 was $72.5 million, a 24.9% increase over the Company's FFO for 1998. The increase in FFO was primarily due to core portfolio operating income growth and newly delivered development properties. This increase was partially offset by higher interest
expense and reduced income from the Property Service Businesses.   The increase
in net income is primarily due to the $63.7 million in gains from the sale of properties.

     Rental Properties.   Revenue from rental properties increased $51.1
million, or 20.5%, from $250.1 million for 1998 to $301.2 million for 1999. Expenses (including depreciation) from all rental operations increased $22.5 million, or 17.2%, from $130.4 million in 1998 to $152.9 million in 1999.

     Core Portfolio. Revenue from the 1999 core portfolio (based on properties owned as of December 31, 1997) increased $12.7 million, or 6.5% over the prior year due to rent increases in all submarkets and improved occupancy. Average monthly revenue per core apartment unit increased from $1,050 in 1998 to $1,119 per month during 1999. Revenue growth by submarket over 1998 ranged from 5.9% in the Northern Virginia properties to 9.1% in the Boston/Chicago properties. Average economic occupancy for the portfolio increased to 97.5% in 1999 from 96.5% in 1998. Operating expenses on the core portfolio increased 3% over the prior year. This was primarily due to higher real estate taxes ($1.0 million) due to higher rates and assessments in Virginia, higher utilities ($0.7 million), and higher payroll costs ($1.4 million) due to salary increases and additional staffing. These increases were partially offset by lower repairs and maintenance costs ($0.5 million).

     Acquisition/Disposition Portfolio. The thirteen acquisition properties and six disposition properties, contributed $28.7 million, or 56.2%, of the total rental revenue increase and $11.1 million, or 63.8%, of the increase in operating expenses resulting in a contribution to net operating income of $17.6 million. Total capitalized cost of the acquisition portfolio at December 31, 1999 was $606.0 million.

     Development Portfolio. In June 1999, Courthouse Place completed delivery of its 564 units. The project provided net operating income of $4.4 million for the year ended December 31, 1999.

     One Superior Place delivered initial units in July 1999 and had a total of 494 units delivered as of December 31, 1999. The project had net capitalized cost of $109.9 million at December 31, 1999 and provided net operating income of $0.8 million for the year.

     Retail Portfolio. Retail revenues for 1999 remained unchanged from the 1998 total of $10.0 million due primarily to occupancy gains at Skyline offsetting higher vacancies at Worldgate. Total average occupancy at the two retail properties decreased slightly from 98.4% in 1998 to 98.1% in 1999.

     Property Service Businesses. Income from the Property Service Businesses decreased $1.9 million, or 22.4%, during 1999 compared to 1998 due primarily to the absence of Financing fees in 1999 compared to 1998 fees of $1.8 million. In addition, income from furnished apartments and construction services decreased in 1999, which was partially offset by increased Consolidated Engineering income.

     In May 1999, the Company finalized the settlement of financing services provided to commercial office partnerships now owned by CESCR, an affiliate of Messrs. Smith and Kogod. This settlement was initiated by the formation of CESCR in 1997, at which time the Company entered into an agreement to provide financing services for certain properties owned by CESCR only through December 31, 1998. The Company received from an affiliate of Messrs. Smith and Kogod 79,905 Operating Partnership units valued at $2.5 million as final settlement related to properties owned by CESCR and immediately canceled the units. The transaction was accounted for as a capital transaction, therefore no gain or loss was recorded. During 2000, SRC and CESCR entered into an agreement through October 31, 2005 to equally share finance fees generated by refinancings on properties controlled by Messrs. Smith and Kogod but not owned by CESCR. The Company earned $0.2 million during 2000 under this agreement. Management does not expect any significant future income from Financing Services.

     Smith Realty Company's furnished corporate apartment business had a net loss of $1.7 million during 1999 due primarily to higher than anticipated vacancies caused by softness in the suburban Chicago market. Income from Management Construction declined by $0.6 million, or 34%, to $1.1 million due primarily to slower than expected timing on affiliated commercial office projects.

     SRC also recognized a gain of $0.8 million on the sale of its retail management business to CESCR.

     Consolidated Engineering Services and affiliates contributed an increase of $1.3 million, or 37%, in income during the year due primarily to the acquisition of four businesses in 1999 for a total cost of approximately $36 million.

     Partially-Owned Portfolio. The Company entered into three joint venture agreements during 1999 on Renaissance, Springfield Station and University Center. The Company's share of income from partially owned properties totaled $1.2 million for the year.

     Other. Corporate general and administrative expenses increased by $0.7 million, or 7.4%, due primarily to the Company's acquisition efforts during the year in addition to higher personnel costs. Interest expense increased by $9.8 million, or 20.6%, primarily due to financing of acquisition and development activities.

LIQUIDITY AND CAPITAL RESOURCES

Summary

     Net cash flow provided by operating activities was $183.3 million for 2000 compared to $141.2 million for 1999. The increase of $42.1 million was primarily due to property cash flows. Approximately $15 million was contributed by the Core portfolio as a result of the 10.7% growth in net operating income. The balance relates primarily to the Acquisition and Development portfolios, which contributed an increase of $40 million in net operating income less additional interest expense of $21 million.

     Net cash flow used by the Company for investing activities increased $58.3 million in 2000, from $298.5 million to $356.8 million. This was primarily due to cash inflows of $80.3 million from sales during 1999, partially offset by lower acquisition and development spending in 2000. All sales of operating properties in 2000 were non-cash, tax deferred transactions. Cash flows on acquisition, development and additions were $326.4 million in 2000 compared to $338.8 in 1999.

     Net cash flow provided by financing activities was $163.0 million in 2000 compared to $167.9 million in 1999. During 2000, the Company raised approximately $21.6 million through sales of common stock to CES. In addition, the Company completed a number of debt financing transactions which resulted in net cash inflows of $240.5 million. In 2000, the Company and the Operating Partnership also paid common and preferred dividends/distributions of $103.8 million.

The common dividend of $2.235 per share/unit, an increase of 3.7% over 1999, was comprised of three quarterly dividends of $0.55 per share/unit and one quarterly dividend of $0.585.

Equity Activity

     In April 2000, the Operating Partnership issued 35,898 units valued at $1.3 million in connection with the Delaware Place (formerly, Dearborn Place) acquisition.

     During 2000, the Company sold 559,802 shares of common stock valued at $21.6 million to Consolidated Engineering Services, Inc. CES distributed the shares to partially fund its acquisitions of Illingworth Corporation, Hayes Mechanical, Inc., Betlem Service Corporation, and Aircond Corporation.

     The Company issued 307,928 shares of common stock during 2000 in connection with the exercise of options.

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

     The Company's FFO for the years ended December 31, 2000, 1999 and 1998 was as follows (in thousands):

                                                                            Year Ended December 31,
                                                               --------------------------------------------------
                                                                 2000                 1999                1998
                                                               --------             --------           ----------
Net Income of the Operating Partnership                        $179,248             $153,814           $   69,870
Preferred dividends                                              (3,955)              (8,093)              (3,647)
Gains on sales                                                  (71,426)             (63,673)             (18,150)
Equity in (gain) loss on sales                                    5,359                 (802)                  --
Depreciation of rental property                                  44,778               33,906               28,958
Depreciation of unconsolidated properties                         1,015                  570                   --
Amortization of goodwill                                            434                  430                  250
Loss on unused treasury lock                                         --                   --                4,923
Extraordinary item - loss on
 extinguishment of debt                                              --                  360               16,384
                                                               --------             --------           ----------
Funds from Operations of
  the Operating Partnership                                     155,453              116,512               98,588
Minority Interest                                               (54,606)             (44,048)             (40,554)
                                                               --------             --------           ----------
Attributable to shareholders                                   $100,847             $ 72,464           $   58,034
                                                               ========             ========           ==========

Property Acquisitions/Dispositions

     The Company acquired the following operating properties during 2000 and 1999:

                                                            Number of               Total Cost (Dollars in Thousands)
                                                                                    ---------------------------------
   Name                                                       Units                   2000                     1999
   ----                                                     ---------               --------                 --------
   Ocean Crest Beach and Ocean Crest Club
      (S.E. Florida)                                          1,470                 $102,900/(1)/            $    ---
   Delaware Place (Chicago, IL)                                 185                   25,400                      ---
   Reston Landing (Tysons/Dulles, VA)                           400                   43,700                      ---
   Harbour House (S.E. Florida)                                 804                   94,300/(1)/                 ---
   2201 Wilson Boulevard  (Rosslyn/Ballston, VA)                219                   27,600/(2)/                 ---
   New River Village (S.E. Florida)                             240                   29,500/(2)/                 ---
   Sagamore Towers (Boston, MA)                                 225                   20,500/(1)/                 ---
   Buchanan House (Crystal City, VA)                            442                      ---                   66,000/(1)/
   The Park Lincoln (Chicago, IL)                               139                      ---                   13,600
   Terrace (Chicago, IL)                                        427                      ---                   25,700
   Countryside (Chicago, IL)                                    720                      ---                   44,800
   Stonegate (Chicago, IL)                                    1,158                      ---                   57,700
   The Consulate (Washington, D.C.)                             269                      ---                   32,700
   Mirador (S.E. Florida)                                     1,339                      ---                   86,300/(1)/
   Ocean View (S.E. Florida)                                  1,199                      ---                   77,700/(1)/
                                                                                    --------                 --------
                                                                                    $343,900                 $404,500
                                                                                    ========                 ========

(1) The Company expects to spend significant additional funds in structural repairs and repositioning improvements.
(2) Does not reflect expected earnout payments of $5.5 million to be made in 2001.

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

     During the third quarter of 1999, the Company also acquired land for development for cash of $8.3 million. However, the Company decided not to proceed with development of this parcel and sold it in October 2000. The Company recognized a loss on sale of $0.3 million.

     During 1999, the Company sold six operating multifamily properties totaling 1,905 units (four in northern Virginia, one in Washington, D.C. and one in suburban Maryland) for a total of $100.3 million. Four of the six sales were completed as tax-deferred I.R.C. Section 1031 exchanges. The gains recognized on the sales totaled $59.1 million.

     In June 2000, the Company sold Worldgate Centre, one of its retail properties, under an I.R.C. Section 1031 tax-deferred exchange. The proceeds of $41.0 million were used to acquire Reston Landing, a 400-unit multifamily property located in Reston, Virginia. The Company recognized a gain on sale of $4.0 million.

     In November 2000, the Company sold two properties in Northern Virginia - Orleans Village (851 units) and Berkeley (138 units) under an I.R.C. Section 1031 tax-deferred exchange. The proceeds of $72.2 million were used to acquire three multifamily properties - New River Village, 2201 Wilson Boulevard, and Sagamore Towers. The Company recognized a total gain of $68.0 million on the sale of the two properties.

Development

     The Company's development pipeline as of December 31, 2000, consisted of the following projects:

                                 Number       Units       Initial      Estimated          Estimated       Estimated
                                of Units    Delivered     Delivery    Completion        Stabilization        Cost
                                --------    ---------     --------    ----------        -------------     ---------
                                                                                                        (in millions)
Stoneridge at
University Center
(Tysons/Dulles,VA) /(1)/           630         150       June 2000      Q3, 2001          Q4, 2001           $ 66


Alban Towers /(2)/
(Washington, DC)                   226         N/A        Q2, 2001      Q4, 2001          Q1, 2002             63



Park Millennium
(Chicago, IL)                      480         N/A        Q2, 2002      Q4, 2002          Q1, 2003            106
                                 -----         ---                                                           ----
                                 1,336         150                                                           $235
                                 =====         ===                                                           ====

(1) The Company has a 40% ownership interest.
(2) The Company owns substantially all of the economic interest.


Commitments

     As of December 31, 2000, the Company had one contract in place to purchase a to-be-constructed multifamily property as follows:

                         Number          Estimated          Purchase            Estimated
                        of Units        Completion            Date                 Cost
                        --------        ----------          --------            ---------
                                                                              (in millions)
Ballston Place
 (Rosslyn/Ballston)        383           Q2, 2001           Q4, 2001               $54

     The contract is contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. At December 31, 2000, the Company had posted a $5.1 million letter-of-credit in accordance with the contract, to be drawn upon only in the event the Company defaults on its contractual obligations to purchase the completed asset. This letter of credit was increased to $10.9 million in January 2001.

     Several other acquisition and development projects are being pursued by the Company. As of December 31, 2000, the capitalized development costs related to probable development projects totaled $2.5 million. The Company anticipates meeting funding requirements for acquisitions and development, including the repositioning program, through draws on its lines of credit, long-term borrowings, asset sales and public or private issuances of equity, including Operating Partnership unit exchanges.

Partially-Owned Portfolio

     In March 1999, the Company and J.P. Morgan Strategic Property Fund ("J.P. Morgan") formed a joint venture ("Renaissance"), which acquired the Renaissance, a 330-unit multifamily property in Tysons Corner, Virginia, for approximately $37 million. The joint venture has placed debt of $19.0 million on the property which carries an interest rate of 6.48% and matures in February 2006. Ownership interests are held 75% by J.P. Morgan and 25% by the Company.

     In May 1999, the Company and J.P. Morgan formed a joint venture ("Springfield Station") to own and operate the Springfield Station, a 631-unit multifamily property developed by the Company. The Company sold a 52% interest in Springfield Station to J.P. Morgan and received proceeds of approximately $50 million from the transaction. The joint venture placed $37 million in debt financing on the property at 6.85% fixed interest, which matures on June 1, 2009. The Company recognized a $4.5 million gain on the transaction.

     In May 1999, the Company and J.P. Morgan also formed a development joint venture ("University Center") to develop a new 630-unit multifamily property in Loudoun County, Virginia at the western end of the Dulles Technology corridor. The Company is providing development services to the venture and has also provided a construction completion guarantee. An affiliate, Smith Realty Company, provides management and marketing services. Ownership interests are held 60% by J.P. Morgan and 40% by the Company.

     Construction commenced during the third quarter of 1999. The first deliveries occurred in June 2000 with final completion expected in the third quarter of 2001. The joint venture obtained a $31 million, interest-only construction loan in May 2000 with interest at LIBOR plus 125 basis points, payable monthly, due May 10, 2003.


Other

     In October 2000, the Company purchased an ownership interest in Broadband Residential, Inc. a privately owned telecommunications company managed and owned by a consortium of multifamily real estate companies and focused on developing high-speed data, video and voice solutions for the multifamily industry. The Company also agreed to provide Broadband Residential with access and exclusive marketing and licensing rights for data, video and voice communications to 29,046 of the Company's apartment units, subject to present contractual obligations. The Company has accounted for its investment of $0.5 million on the cost basis.

     In January 2001, the Company invested an additional $0.3 million in Broadband. In return, the Company received warrants to purchase 401,086 shares of additional stock in Broadband to which the Company has attributed no value.

Debt

     As of December 31, 2000, the Company had the following mortgage indebtedness and other borrowings carrying a weighted average interest rate of 7.27% and collateralized by 51 of the 62 owned properties:

                                  Dollars in
                                  Thousands          Percent of Total
                                  ----------         ----------------
Fixed rate debt:
 Mortgages                        $1,064,845                 87.0%
Variable rate debt:
 $300M Line of Credit                112,000                  9.2%
 $100M Line of Credit                 32,000                  2.6%
 $50 M Line of Credit                     --                   --
 Construction loan                    14,859                  1.2%
                                  ----------           ----------
                                  $1,223,704                100.0%
                                  ==========           ----------

     As of December 31, 2000, the Company's Debt to Total Market Capitalization Ratio was 37.3% (based on 21.9 million common shares, 7.2 million convertible preferred shares and units, and 13.5 million partnership units outstanding at a stock price of $47.00, and $50 million of perpetual preferred stock) versus 38.6% at December 31, 1999. The Company's Interest Coverage Ratios for the years ended December 31, 2000 and 1999 were 3.21:1 and 3.33:1, respectively.

     The scheduled principal payments for all mortgage loans and notes payable are as follows (in thousands):

           Year ended
           December 31,
           ------------
               2001                    $   83,313
               2002                        20,413
               2003                         6,010
               2004                        33,833
               2005                         6,851
               Thereafter               1,073,284
                                       ----------
                                       $1,223,704
                                       ==========

     At December 31, 2000, the Company had $187.4 million of unused borrowing capacity available on its line of credit and construction loans. Amounts outstanding under lines of credit averaged $101.1 million and $78.7 million for the years ended December 31, 2000, and 1999, respectively.

     The Company anticipates meeting principal repayment requirements through long-term borrowings, asset sales, public or private issuances of debt securities or public or private equity offerings.

     During 2000, the Company completed several debt financing transactions:

     . In February 2000, the Company drew $49.4 million on its Fannie Mae credit facility at 8.0% for ten years. The Company used $37 million of the proceeds to repay a portion of its line of credit with the balance used for working capital needs. Ocean View (formerly, Ocean View at Aventura) was added to the collateral pool in connection with this draw.

     . In May 2000, the Company obtained a ten-year, $300 million secured line of credit from Freddie Mac. Borrowings under the line bear interest at a spread of 63 to 161 basis points over LIBOR depending on the interest coverage ratio. Initial availability under the agreement is approximately $125.3 million, which can increase to $300 million with appreciation in value of the properties collateralizing the borrowings and/or with the addition of properties to the collateral pool. Loan costs of $0.9 million were capitalized in connection with this agreement. The Company made an initial draw of $60 million substantially all of which was used to repay a portion of its $185 million line of credit. The outstanding balance at December 31, 2000 was $112.0 million at an average interest rate of 6.76%.

     . In June 2000, with the new capacity from the Freddie Mac facility in place, the Company elected to decrease the commitment on its $185 million line of credit to $100 million, and decrease the commitment on its $100 million line of credit to $50 million.

     . In June 2000, the Company closed on four mortgage loans totaling $53.5 million. Each of the loans has a fixed interest rate of 7.92%. The loans require monthly payments of interest only through July 2010, at which time principal amortization begins using a 20-year amortization with a balloon payment due July 1, 2012. The loans are collateralized by four properties.

     . In September 2000, the Company converted $61.8 million of its $300 million line of credit to mortgage debt. The new mortgage has a fixed interest rate of 7.66% and a 14-year term. Payments of interest only are required for a minimum of ten years with a balloon payment due October 1, 2014. The loan is collateralized by one property. With the conversion of this portion of the line of credit, the availability under the line decreased from $125.3 million to $63.5 million.

     . In September 2000, the Company closed on three mortgage loans totaling $60.8 million. The loans each have a fixed interest rate of 7.61% and a 15-year term. The loans require payments of interest only for a minimum of ten years with a balloon payment due October 1, 2015. All three loans are cross-defaulted and cross-collateralized.

     . In November 2000, the Company acquired Sagamore Towers and assumed an existing $6.3 million loan which is collateralized by the property, carries an 8.38% interest rate and matures in August 2006. The Company may prepay the loan after September 1, 2003, subject to a prepayment penalty equal to the greater of yield maintenance or 1% of the outstanding loan balance at that time. The Company has recorded a fair value adjustment on the loan of $0.3 million for an effective interest rate of 6.97%.

     . In December 2000, the Company closed on two second mortgage loans totaling $24.0 million. The $13.0 million loan has a fixed interest rate of 7.07% and is collaterialized by Skyline Towers. The $11.0 million loan has a fixed interest rate of 7.12% and is collateralized by Crystal Houses I and II. The loans require monthly payments of interest only and mature coterminous with their respective first mortgages in January 2011.

     . In December 2000, the Company drew on its line of credit to pay off the balance of a construction loan made in connection with the development of One Superior Place in Chicago, Illinois. This property was simultaneously added to the collateral pool for the Freddie Mac line of credit. With the addition of this collateral, the availability under this line increased to $163.8 million.

Other

     Capital Improvements. In 2000, total capital improvements were $71.7 million, of which $38.0 million, or $2,311 per apartment unit, was for the core portfolio. Approximately 64% of the capital expenditures on the core portfolio are considered by management to be non-recurring, repositioning improvements which directly result in higher revenues. For example, the Company renovated approximately 2,100 kitchens and baths during 2000 based solely on the ability to charge and obtain a rent premium. Absent that ability, the improvements would not have been made. Therefore, management considers such improvements as one-time, non-recurring capital expenditures, which significantly enhance the asset. The remaining capital expenditures on the core portfolio indirectly influence the Company's ability to generate revenues and are considered more recurring in nature and less discretionary. For example, periodic replacement is expected for items such as appliances and HVAC equipment. However, the Company does not generate additional revenue from these improvements and has little discretion as to whether or not they are made. A summary of core capital expenditures during 2000 follows:

                                                                         Total $                   Average $ Per
                        Expenditure Type                                  Spent                      Core Unit
                        ----------------                                 --------                  -------------
                                                                      (in thousands)
                        Kitchen/Bath                                     $22,651                       $1,378
                        Washer/Dryer                                       1,484                           90
                                                                         -------                       ------
                           Core Repositioning                             24,135                        1,468

                        Recurring Improvements                            13,852                          843
                                                                         -------                       ------

                        Total Capital Expenditures
                         - Core Portfolio                                $37,987                       $2,311
                                                                         =======                       ======

     Income Taxes. The Company is taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As such, the Company generally is not subject to

Federal corporate income taxes on net income it distributes currently to shareholders provided that the Company distributes at least 95% (90% effective January 1, 2001) of its taxable income each year. REITs are subject to certain organizational requirements and asset and income tests in order to maintain their REIT status. The Property Service Businesses are taxable corporations, and thus pay Federal and state income taxes on their net income. Such taxes amounted to $1.7 million, $1.5 million, and $0.6 million for 2000, 1999, and 1998.

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

     Management. The Company's current President and CEO, Ernest Gerardi, Jr., announced in February 2001 that he will reduce his work schedule for health reasons and plans to step down as President and CEO once a replacement is appointed.



Item 7a.  Quantitative and Qualitative Disclosures of Market Risk.

     Market risks relating to the Company's operations result primarily from changes in short-term LIBOR interest rates. The Company does not have any direct foreign exchange or other significant market risk.

     The Company's exposure to market risk for changes in interest rates relate primarily to the Company's unsecured lines of credit and construction loans.
The Company primarily enters into fixed and variable rate debt obligations to support acquisitions, development, capital expenditures and working capital needs. The Company continuously evaluates its level of variable debt with respect to total debt and other factors including its assessment of the current and future economic environment. The Company did not have any derivative financial instruments at December 31, 2000, but did have such instruments in previous years. In 1997, the Company entered into two treasury rate lock agreements, the purpose of which was to obtain what the Company considered advantageous pricing for future anticipated debt issuance. In 1998, the Company closed out a treasury rate lock agreement in conjunction with a $53 million secured mortgage loan due in 2005 issued in June 1998. The Company closed out its remaining treasury rate lock agreement in 1998 at a loss of $4.9 million. The lock was originally put in place in anticipation of a planned, unsecured financing, which ultimately did not occur.

     The fair values of the Company's financial instruments (including such items in the financial statement captions as cash, other assets, mortgage loans, construction loans, accounts payable and other liabilities and lines of credit) approximate their carrying of contract values based on their nature, terms, and interest rates which approximate current market rates. The fair value of mortgage loans payable is estimated using discounted cash flow analyses with an interest rate similar to that of current market borrowing arrangements. The fair value of the Company's mortgage loans payable approximates their carrying value at December 31, 2000.

     The Company and CES had $209,000,000 and $152,000,000 in variable rate debt outstanding at December 31, 2000 and 1999, respectively. A hypothetical 1% increase in interest rates would have had an annualized unfavorable impact of approximately $2,090,000 and $1,520,000, respectively, on the Company's earnings and cash flows based upon these year-end debt levels. The Company cannot predict the effect of adverse changes in interest rates on its variable rate debt and therefore its exposure to market risk, nor can there be any assurance that fixed rate, long-term debt will be available to the Company at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.



Item 8.   Financial Statements and Supplementary Data.

     See Index to Consolidated and Combined Financial Statements on Page F-1 of this Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   Part III


Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is hereby incorporated by reference to the material appearing under the caption "Election of Directors" in the Company's definitive proxy statement for the annual meeting of shareholders to be held in 2001 (the "Proxy Statement"). Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Executive Officers of the Company."

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the NYSE. To the best of the Company's knowledge, all required reports were timely filed during and with respect to the fiscal year ended December 31, 2000, except for the following reports which were filed late:
John Guinee (two reports, six transactions).


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

                 L.P. (Incorporated by reference to Exhibit No. 2.5 of the Company's Form 10-K for the year ended December 31, 1994)

          2.6 Debt Contribution Agreement between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P. (the "Operating Partnership") (Incorporated by reference to Exhibit No. 2.6 of the Company's Form 10-K for the year ended December 31, 1994)

          3.1 Amended and Restated Articles of Incorporation of Charles E. Smith Residential Realty, Inc. (the "Company") (Incorporated by reference to Exhibit No. 3.1 of the Company's Registration Statement on Form S-11, No. 33-75288)

          3.2 Articles of Amendment to Articles of Amendment and Restatement of Articles of Incorporation of Charles E. Smith Residential Realty, Inc. (Incorporated by reference to Exhibit No. 3.2 in the Company's Form 10-K for the year ended December 31, 1998)

          3.3 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 in the Company's Registration Statement on Form S-3 (File No. 33-93986))

          3.4 Articles Supplementary to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit No. 3.1 of Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

          3.5 Articles Supplementary of the Company for Classifying and Designating Series B Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 4.1 of the Company's Report on Form 8-K dated October 3, 1997 and filed October 20, 1997)

          3.6 Certificate of Correction relating to Articles Supplementary for Series B Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 4.2 of the Company's Report on Form 8-K dated October 3, 1997 and filed October 20,
                 1997)

          3.7 Articles Supplementary for Series C Cumulative Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 3.5 in the Company's Registration Statement on Form S-3, File No. 333-17053)

          3.8 Articles Supplementary of the Company for Classifying and Designating a Series of Preferred Stock as Series D Junior Participating Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series (Incorporated by reference to Exhibit No. 3.8 of the Company's Form 10-K for the year ended December 31, 1998)

          3.9 Articles Supplementary of the Company for Classifying and Designating Series E Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 99.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999)

          3.10 Articles Supplementary of the Company for Classifying and Designating Series F Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 99.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999)

          3.11 Articles Supplementary of the Company for Classifying and Designating Series G Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 99.3 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999)

          3.12 Articles Supplementary of the Company for Classifying and Designating Series H Cumulative Convertible Redeemable Preferred Stock (Incorporated by reference to Exhibit No. 99.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999)

          3.13 Certificate of Amendment of Amended and Restated By-laws of Charles E. Smith Residential Realty, Inc. (Incorporated by reference to Exhibit No. 3.13 of the Company's Form 10-K for the year ended December 31, 1999)

          4.1 First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, as amended (Incorporated by reference to Exhibit No. 4.1 of the Company's Form 10-K for the year ended December 31, 1994)

          4.2 Certificate of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit No. 4.2 of the Company's Form 10-K for the year ended December 31, 1994)

          4.3 Ninth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit No. 4.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

          4.4 Tenth Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to Exhibit No. 4.4 of the Company's Form 10-K for the year ended December 31, 1997)

          4.5 Fifteenth Amendment to First Amended and Restated Agreement of Limited Partnership of the Operating Partnership (Incorporated by reference to

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

       Partnership (Incorporated by reference to Exhibit No. 10.10 of the Company's Form 10-K for the year ended December 31, 1994)

10.11 Amended and Restated Articles of Incorporation of Smith Realty Company (Incorporated by reference to Exhibit No. 10.11 of the Company's Form 10-K for the year ended December 31, 1994

10.12 By-Laws of Smith Property Management, Inc. (Incorporated by reference to Exhibit No. 10.12 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.13 Articles of Incorporation of Smith Management Construction, Inc. (Incorporated by reference to Exhibit No. 10.13 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.14 By-Laws of Smith Management Construction, Inc. (Incorporated by reference to Exhibit No. 10.14 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.15 Articles of Incorporation of Consolidated Engineering Services, Inc. (Incorporated by reference to Exhibit No. 10.15 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.16 By-Laws of Consolidated Engineering Services, Inc. (Incorporated by reference to Exhibit No. 10.16 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.17 Certificate of Incorporation of Smith One, Inc. (Incorporated by reference to Exhibit No. 10.17 of the Company's Registration Statement on Form S-11, No. 33-75288)

10.18  By-Laws of Smith One, Inc. (Incorporated by reference to Exhibit No.
       10.18 of the Company's Registration Statement on Form S-11, No. 33-75288)

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

10.34 Agreement of Limited Partnership of Smith Property Holdings Five (D.C.) L.P. (Incorporated by reference to Exhibit No. 10.34 of the Company's Form 10-K for the year ended December 31, 1994)

10.35 License Agreement between Charles E. Smith Management, Inc. and the Company (Incorporated by reference to Exhibit No. 10.35 of the Company's Form 10-K for the year ended December 31, 1994)

10.36 License Agreement between Charles E. Smith Management, Inc. and the Operating Partnership (Incorporated by reference to Exhibit No. 10.36 of the Company's Form 10-K for the year ended December 31, 1994)

10.37 Agreement of Limited Partnership of Smith Property Holdings Five L.P. (Incorporated by reference to Exhibit No. 10.0 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1994)

10.38 Certificate of Limited Partnership of Smith Property Holdings Five L.P. (Incorporated by reference to Exhibit No. 10.38 of the Company's Form 10-K for the year ended December 31, 1994)

10.39 Deed of Trust and Security Agreement between Smith Property Holdings Three L.P. ("Smith Three") and The Northwestern Mutual Life Insurance Company ("Northwestern") (Incorporated by reference to Exhibit No.10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.40 Guarantee of Recourse Obligations by Smith Three and the Operating Partnership (Incorporated by reference to Exhibit No. 10.3 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
       1994)

10.41 Absolute Assignment of Leases and Rents between Smith Three and Northwestern (Incorporated by reference to Exhibit No. 10.4 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
       1994)

10.42 Promissory Note of Smith Three to Northwestern (Incorporated by reference to Exhibit No. 10.5 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.43 Purchase Money Deed of Trust and Security Agreement between Smith Property Holdings Three (D.C.) L.P. ("Smith Three D.C.") and Northwestern (Incorporated by reference to Exhibit No. 10.6 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.44 Guarantee of Recourse Obligations by Smith Three D.C. and the Operating Partnership (Incorporated by reference to Exhibit No. 10.7 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
       1994)

10.45 Absolute Assignment of Leases and Rents between Smith Three D.C. and Northwestern (Incorporated by reference to Exhibit No. 10.8 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
       1994)

10.46 Purchase Money Promissory Note of Smith Three D.C. to Northwestern (Incorporated by reference to Exhibit No. 10.9 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.47 Supplemental Loan Agreement by and among Smith Property Holdings Two L.P. ("Smith Two"), Smith Property Holdings Two (D.C.) L.P. ("Smith Two D.C.") and Green Park Financial Limited Partnership ("Green Park") (Incorporated by reference to Exhibit No. 10.47 of the Company's Form 10-K for the year ended December 31, 1998)

10.48 Supplemental Loan Agreement by and among Smith Property Holdings One L.P. ("Smith One D.C."), Smith Property Holdings One (D.C.) L.P. ("Smith One D.C.") and GMAC (Incorporated by reference to Exhibit No. 10.13 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
       1994)

10.49 Multifamily Note of Smith One to GMAC (Incorporated by reference to Exhibit No. 10.14 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.50 Multifamily Note of Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.15 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.51 Absolute Assignment of Leases and Rents by Smith One D.C. to GMAC (Incorporated by reference to Exhibit No. 10.16 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.52 Property Management Agreement by and between Smith One and the Operating Partnership (Incorporated by reference to Exhibit No. 10.17 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
       1994)

10.53 Multifamily Deed of Trust, Assignment of Rents and Security Agreement between Smith One D.C. and GMAC (Incorporated by reference to Exhibit No.
       10.18 of the Company's Quarterly Report on Form 10-Q for the Quarter

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

       December 31, 1995)

10.64  By-Laws of Smith Seven, Inc. (Incorporated by reference to Exhibit No.
       10.67 of the Company's Form 10-K for the year ended December 31, 1995)

10.65 Agreement of Limited Partnership of Smith Property Holdings Seven L.P. (Incorporated by reference to Exhibit No. 10.68 of the Company's Form 10-K for the year ended December 31, 1995)

10.66 Commitment for Mortgage Loan to the Operating Partnership from Northwestern Mutual Life Insurance Company (Incorporated by reference to Exhibit No. 10.69 of the Company's Form 10-K for the year ended December 31, 1995)

10.67 First Amendment to First Amended and Restated Agreement of 1994 Employee Stock and Unit Option Plan of Charles E. Smith Residential Realty, Inc. (Incorporated by reference to Exhibit 4.9 in the Company's Registration Statement on Form S-8, File No. 333-67421)

10.68 Second Amendment to First Amended and Restated Agreement of 1994 Employee Stock and Unit Option Plan of Charles E. Smith Residential Realty, Inc. (Incorporated by reference to Exhibit No. 10.71 of the Company's Form 10-K for the year ended December 31, 1998)

10.69 Rights Agreement between Charles E. Smith Residential Realty, Inc. and First Union National Bank, as Rights Agent (Incorporated by reference to Exhibit No. 10.72 of the Company's Form 10-K for the year ended December 31, 1998)

10.70 Third Amendment to First Amended and Restated of 1994 Employee Restricted Stock and Unit Option Plan of Charles E. Smith Residential Realty, Inc. (Incorporated by reference to Exhibit No. 10.73 of the Company's Form 10-K for the year ended December 31, 1999)

10.71 First Amendment to First Amended and Restated 1994 Employee Restricted Stock and Restricted Unit Plan of Charles E. Smith Residential Realty, Inc. (Incorporated by reference to Exhibit 10.74 of the Company's Form 10-K for the year ended December 31, 1999)

10.72 Fourth Amendment to First Amended and Restated 1994 Employee Stock and Unit Option Plan of Charles E. Smith Residential Realty, Inc. (Incorporated by reference to Exhibit 10.75 of the Company's Form 10-K for the year ended December 31, 1999)

10.73  Fifth Amendment to First Amended and Restated 1994 Employee Stock and

       Unit Option Plan of Charles E. Smith Residential Realty, Inc.

10.74 Credit Agreement By and Among Smith Property Holdings Lincoln Towers LLC and Smith Property Holdings McClurg Court LLC, as Borrower and Columbia National Real Estate Finance, Inc., as Lender. (Incorporated by reference to Exhibit 99.1 in the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000)

10.75 Credit Agreement ($100,000,000 Revolving Line of Credit) between the Operating Partnership and PNC Bank, National Association, et al.

10.76 Credit Agreement ($50,000,000 Revolving Line of Credit) between the Operating Partnership and PNC Bank, National Association, et al.

   21  Financial Data Schedule

 23.1  Subsidiaries of the Registrant

   27  Consent of Arthur Andersen LLP

14(b)     Reports on Form 8-K

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


14(d)     Financial Statements

     See Index to Financial Statements and Schedules on Page F-1 of this Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20/th/ day of March 2001.


                           CHARLES E. SMITH RESIDENTIAL REALTY, INC.



                           By  /s/Ernest A. Gerardi, Jr.
                               --------------------------------
                               Ernest A. Gerardi, Jr.
                               President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 20/th/ day of March 2001.


     Signature                            Title
     ---------                            -----


/s/Robert H. Smith                 Chairman of the Board and Director
--------------------------
Robert  H. Smith


/s/Robert P. Kogod                 Director
--------------------------
Robert P. Kogod


/s/Ernest A. Gerardi, Jr.          President, Chief Executive Officer, and
--------------------------
Ernest A. Gerardi, Jr.             Director


/s/Wesley D. Minami                Executive Vice President, Chief Operating
--------------------------
Wesley D. Minami                   Officer and Chief Financial Officer

/s/Steven E. Gulley                Vice President, Controller, and Chief
--------------------------
Steven E. Gulley                   Accounting Officer



/s/R. Michael McCullough           Director
--------------------------
R. Michael McCullough



/s/Charles B. Gill                 Director
--------------------------
Charles B. Gill



/s/Karen Hastie Williams           Director
--------------------------
Karen Hastie Williams



/s/Roger J. Kiley, Jr.             Director
--------------------------
Roger J. Kiley, Jr.

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

         Notes to Consolidated Financial Statements                  F-7 to F-38




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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Charles E. Smith Residential Realty, Inc.:


We have audited the accompanying consolidated balance sheets of Charles E. Smith Residential Realty, Inc. (a Maryland real estate investment trust) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the management of Charles E. Smith Residential Realty, Inc. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Charles
E. Smith Residential Realty, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

Vienna, Virginia
February 2, 2001

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)



                                                                              As of December 31,
                                                                    ---------------------------------
                                                                         2000              1999
                                                                    ---------------- ----------------
         ASSETS

Rental property, net                                                $     1,850,171  $     1,369,416
Rental property under development                                            61,596          169,626
Cash and cash equivalents                                                         -           10,557
Escrow funds                                                                  6,483           18,309
Investment in and advances to Property Service Businesses                    89,244           70,282
Investment in unconsolidated properties                                      32,397           22,338
Deferred charges, net                                                        16,975           16,727
Security deposits                                                             8,807            4,058
Other assets                                                                  9,559           23,465
                                                                    ---------------- ----------------
                                                                    $     2,075,232  $     1,704,778
                                                                    ================ ================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

     Mortgage loans and notes payable:

         Mortgage loans                                             $     1,064,845  $       817,278
         Construction loans                                                  14,859           80,045
         Lines of credit                                                    144,000           72,000
                                                                    ---------------- ----------------
            Total mortgage loans and notes payable                        1,223,704          969,323
     Accounts payable and accrued expenses                                   47,387           44,480
     Security deposits                                                        8,807            4,058
                                                                    ---------------- ----------------
         Total liabilities                                                1,279,898        1,017,861
                                                                    ---------------- ----------------

Commitments and contingencies

Minority Interest                                                           239,765          205,553

Shareholders' equity

     Preferred stock, at liquidation value                                  251,500          251,500
     Common stock - $0.01 par value; 80,000,000 shares authorized;
         21,916,759 and 20,673,039 shares issued and outstanding
         at December 31, 2000 and 1999, respectively                            219              207
     Additional paid-in capital                                             231,021          200,367
     Retained earnings                                                       72,829           29,290
                                                                    ---------------- ----------------
          Total shareholders' equity                                        555,569          481,364
                                                                    ---------------- ----------------
                                                                    $     2,075,232  $     1,704,778
                                                                    ================ ================

 The accompanying notes are an integral part of these consolidated statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)


                                                                                Year Ended December 31,
                                                                       ---------------------------------------------

                                                                            2000              1999         1998
                                                                       ---------------  -------------- -------------
Rental Properties:
     Revenues                                                          $      383,233   $     301,233  $     250,067

     Expenses

         Operating costs                                                     (113,786)        (95,777)       (84,237)
         Real estate taxes                                                    (33,010)        (23,173)       (17,254)
         Depreciation and amortization                                        (44,778)        (33,906)       (28,958)
                                                                       ---------------  -------------- --------------
            Total expenses                                                   (191,574)       (152,856)      (130,449)

Equity in income of unconsolidated properties                                   2,465           1,192            448

Equity in income of Property Service Businesses before gains (losses)           8,373           5,740          8,433

Corporate general and administrative expenses                                 (11,290)         (9,607)        (8,947)
Interest income                                                                   345           1,091            809
Interest expense                                                              (78,371)        (57,094)       (47,334)
                                                                       ---------------  -------------- --------------

Income before gains/losses and extraordinary items                            113,181          89,699         73,027

Gain on sales                                                                  71,426          63,673         18,150

Equity in gain (loss) on sales                                                 (5,359)            802              -

Loss on unused treasury lock                                                        -               -         (4,923)
                                                                       ---------------  -------------- --------------

Income before extraordinary item                                              179,248         154,174         86,254

Extraordinary item - loss on extinguishment of debt                                 -            (360)       (16,384)
                                                                       ---------------  -------------- --------------

Net income of the Operating Partnership                                       179,248         153,814         69,870

Minority Interest                                                             (64,309)        (58,536)       (28,741)
                                                                       ---------------  -------------- --------------

Net income                                                                    114,939          95,278         41,129

Less:    Income attributable to preferred shares                              (20,247)        (13,041)       (10,722)
                                                                       ---------------  -------------- --------------

Net income attributable to common shares                               $       94,692   $      82,237  $      30,407
                                                                       ===============  ============== ==============



Earnings per common share - basic

     Income before extraordinary item                                  $         4.44   $        4.25  $        2.40
     Extraordinary item                                                             -           (0.01)         (0.54)
                                                                       ---------------  -------------- --------------

     Net income                                                        $         4.44   $        4.24  $        1.86
                                                                       ===============  ============== ==============

Earnings per common share - diluted

     Income before extraordinary item                                  $         4.09   $        4.05  $        2.39
     Extraordinary item                                                             -           (0.01)         (0.54)
                                                                       ---------------  -------------- --------------

     Net income                                                        $         4.09   $        4.04  $        1.85
                                                                       ===============  ============== ==============

The accompanying notes are an integral part of these consolidated statements

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Dollars in Thousands)

  Common                                                                                                  Additional
   Stock                                                           Preferred     Common       Paid-in      Retained
Outstanding                                                          Stock        Stock       Capital      Earnings      Total
---------------------------------------------------------------------------------------------------------------------------------
 14,942,429    Balance, December 31, 1997                          $   79,675   $     150    $   84,861   $   (6,372)  $  158,314

                  Operating Partnership equity exchanged
          -          for acquisitions                                       -           -        11,820            -       11,820
                  Proceeds from issuance of Series A
          -          Preferred Stock                                   26,500           -             -            -       26,500
                  Proceeds from issuance of Series C
          -          Preferred Stock                                   50,000           -             -            -       50,000
          -       Offering costs associated with Preferred Stock            -           -        (1,874)           -       (1,874)
                  Proceeds from issuance of Common Stock,
  1,400,000          net of offering costs of $221                          -          14        45,440            -       45,454
                  Conversion of Preferred Stock to Common
    502,038          Stock                                            (14,308)          5        14,303            -            -
                  Conversion of Operating Partnership units
  1,342,133          to common stock                                        -          13           (13)           -            -
                  Repurchase and cancellation of Operating
          -          Partnership units                                      -           -          (594)            -        (594)
          -       Amortization of grants                                    -           -           521             -         521
      5,000       Exercise of options                                       -           -         2,999             -       2,999
     21,000       Stock grants awarded                                      -           -             -             -           -
          -       Net income                                                -           -             -        41,129      41,129
          -       Dividends                                                 -           -             -       (44,498)    (44,498)
          -       Adjustment for Minority Interest                          -           -       (24,794)            -     (24,794)
-----------                                                        ----------   ---------    ----------   -----------  ----------

 18,212,600    Balance, December 31, 1998                             141,867         182       132,669        (9,741)    264,977

                  Operating Partnership equity exchanged
          -          for acquisitions                                       -           -        42,426             -      42,426
                  Proceeds from issuance of Series E
          -          Preferred Stock                                   25,000           -             -             -      25,000
                  Proceeds from issuance of Series F
          -          Preferred Stock                                   25,000           -             -             -      25,000
                  Proceeds from issuance of Series G
          -          Preferred Stock                                   25,000           -             -             -      25,000
                  Proceeds from issuance of Series H
          -          Preferred Stock                                   55,000           -             -             -      55,000
                  Offering costs associated with
          -          Preferred Stock                                        -           -        (4,837)            -      (4,837)
                  Conversion of Preferred Stock to
    714,628          Common Stock                                     (20,367)          7        20,360             -           -
                  Conversion of Operating Partnership
    656,443          units to Common Stock                                  -           7            (7)            -           -
                  Proceeds from issuance of Common
    894,586          Stock                                                  -           9        30,616             -      30,625
          -       Amortization of grants                                    -           -           762             -         762
    163,400       Exercise of options                                       -           2         4,440             -       4,442
     31,382       Stock grants awarded                                      -           -             -             -           -
          -       Net income                                                -           -             -        95,278      95,278
          -       Dividends                                                 -           -             -       (56,247)    (56,247)
          -       Adjustment for Minority Interest                          -           -       (26,062)            -     (26,062)
-----------                                                        ----------   ---------    ----------   -----------  ----------

 20,673,039    Balance, December 31, 1999                          $  251,500   $     207    $  200,367   $    29,290  $  481,364

                  Operating Partnership equity exchanged
          -          for acquisitions                                       -           -         1,270             -       1,270
                  Conversion of Operating Partnership
    332,395          units to Common Stock                                  -           3            (3)            -           -
                  Proceeds from issuance of Common
    559,802          Stock                                                  -           6        21,632             -      21,638
          -       Amortization of grants                                    -           -           979             -         979
    307,928       Exercise of options                                       -           3         9,155             -       9,158
     43,595       Stock grants awarded                                      -           -             -             -           -
          -       Net income                                                -           -             -       114,939     114,939
          -       Dividends                                                 -           -             -       (71,400)    (71,400)
          -       Other                                                     -           -           (81)            -         (81)
          -       Adjustment for Minority Interest                          -           -        (2,298)            -      (2,298)
-----------                                                        ----------   ---------    ----------   -----------  ----------

 21,916,759    Balance, December 31, 2000                          $  251,500   $     219    $  231,021   $    72,829  $  555,569
===========                                                        ==========   =========    ==========   ===========  ==========


The accompanying notes are an integral part of these consolidated statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                        Year Ended December 31,
                                                                                 -------------------------------------

                                                                                    2000           1999         1998
                                                                                 -----------     ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                  $   114,939     $  95,278    $  41,129
     Minority Interest                                                                64,309        58,536       28,741
     Adjustments to reconcile net income to net cash provided by operating activities:
             Extraordinary item - loss on extinguishment of debt                           -           360       16,384
             Loss on usused treasury lock                                                  -             -        4,923
             Gain on sale                                                            (71,426)      (63,673)     (18,150)
             Depreciation and amortization                                            47,548        36,160       31,118
             Decrease (increase) in escrow funds                                       5,177        (4,075)       1,490
             Decrease (increase) in other assets                                      19,215        (1,925)       3,833
             Increase in accounts payable and accrued expenses                         3,494        20,524        9,098
                                                                                 -----------     ---------    ---------
                Net cash provided by operating activities                            183,256       141,185      118,566
                                                                                 -----------     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of rental property                                (254,690)     (305,737)    (255,695)
     Additions to rental property                                                    (71,697)      (33,056)     (16,852)
     Disposition of rental property                                                    8,223        88,558            -
     Increase in investment in and advances to Property Service Businesses           (18,962)      (36,240)     (14,492)
     Increase in investment in unconsolidated properties                             (10,179)       (5,540)           -
     Acquisition deposits and other                                                   (9,520)       (6,475)      (2,956)
                                                                                 -----------     ---------    ---------
                Net cash used in investing activities                               (356,825)     (298,490)    (289,995)
                                                                                 -----------     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Increase) decrease in deferred charges                                          (4,450)        1,300       (6,149)
     Proceeds from sale of preferred stock and units, net                                  -       170,163       45,454
     Proceeds from sale of common stock, net                                          21,638         7,000       74,626
     Mortgage loans, net                                                             233,728        87,041       58,495
     Lines of credit, net                                                             72,000       (33,000)      30,000
     Construction loans, net                                                         (65,186)       16,851       57,657
     Prepayment penalties                                                                  -        (1,038)     (12,672)
     Loss on unused treasury lock                                                          -             -       (4,923)
     Repurchase of units                                                                   -             -         (594)
     Dividends and distributions - Common                                            (80,037)      (71,394)     (63,253)
     Dividends and distributions - Preferred                                         (23,758)      (13,490)     (10,207)
     Other, net                                                                        9,077         4,429        2,995
                                                                                 -----------     ---------    ---------
                Net cash provided by financing activities                            163,012       167,862      171,429
                                                                                 -----------     ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (10,557)       10,557            -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        10,557             -            -
                                                                                 -----------     ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $         -     $  10,557    $       -
                                                                                 ===========     =========    =========

 The accompanying notes are an integral part of these consolidated statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND FORMATION OF COMPANY

     Charles E. Smith Residential Realty, Inc. (the "Company"), formed in June 1993, is a self-administered and self-managed equity real estate investment trust ("REIT"). On June 30, 1994, the Company completed an initial public offering and used the proceeds to acquire the sole general partnership and a proportionate limited partnership interest in Charles E. Smith Residential Realty L.P. (the "Operating Partnership") which is the successor entity to the CES Group. Simultaneously, the entities that owned the properties and the related service businesses included in the CES Group contributed the properties and service businesses to the Operating Partnership (or corporations in which the Operating Partnership owns substantially all of the non-voting equity) and received in exchange, directly or indirectly, units of limited partnership in the Operating Partnership. The contributed assets and liabilities were recorded at historical net book value, which transferred a net carry-over deficit of $244.2 million to the Operating Partnership.

     The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of December 31, 2000, the Operating Partnership owned 59 operating multifamily properties containing 27,186 apartment units, had 480 units under construction at one owned site and had 226 units under construction at one site for which the Company owned substantially all of the economic interest. The Operating Partnership also had interests in three operating multifamily properties totaling 1,267 units and in one property under construction totaling 630 units. The Operating Partnership also had a contingent agreement to purchase a to-be-constructed property totaling 383 units. In addition, the Operating Partnership owned one freestanding community retail shopping center aggregating 205,000 square feet. The properties are located in the following metropolitan areas:

                                                                          Southeast
                          Washington, D.C.     Chicago        Boston       Florida          Total
                          ----------------     -------        ------       -------          -----
Multifamily
-----------
     Operating                   45                8              3             6             62
     Under Construction(1)        3                1              -             -              4

Retail Centers                    1                -              -             -              1
--------------                  -----          -----          -----         -----          -----
                                 49                9              3             6             67
                                =====          =====          =====         =====          =====

(1) Includes one site under agreement to purchase.


         Additionally, the Operating Partnership owned substantially all of the equity in entities which provide multifamily property management and leasing, furnished corporate apartments, interior construction and renovation, and building engineering and technical services (collectively, the "Property Service Businesses").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements include all of the accounts of the Company, the Operating Partnership and its subsidiaries and affiliates. The Company consolidates the Operating Partnership due to the Company's control as sole general partner. The Company uses the equity method of accounting for its non-voting interest in the Property Service Businesses as well as its partial interests in the unconsolidated properties.

     All significant inter-company balances and transactions have been eliminated.

Rental Property

     The Company recorded the contributed properties at the former owners' historical cost. Rental property subsequently acquired or developed is recorded at the Company's actual cost, including interest and real estate taxes incurred during development, and increased or decreased, where material, by a fair value adjustment on assumed debt. Fair value adjustments are based on current interest rates available to the Company for the earlier of either a similar maturity or the projected refinance date and are amortized to interest expense over that period. Ordinary repairs and maintenance, such as minor replacements and painting, are expensed as incurred. Major improvements, such as new HVAC equipment and kitchen/bath renovations, are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Depreciation on buildings and improvements is computed using the straight-line method over estimated useful asset lives as follows:

                  Base building                             40 years
                  Land improvements                         20 years
                  Building improvements                     7 to 20 years
                  Tenant improvements                       Shorter of remaining lease term or useful life
                  Furniture, fixtures and equipment         3 to 10 years

Sales of Rental Property

     Sales of property are recorded in the financial statements upon transfer of title and when all other requirements of Statement of Financial Accounting Standards No. 66 "Accounting For Sales of Real Estate" are met, which generally occurs at settlement. Where possible, the Company prefers to structure sales as tax-deferred I.R.C. Section 1031 exchanges in order to minimize taxable gains to the shareholders. To receive favorable tax treatment, the Company must follow certain specific rules including designating a trustee to receive and maintain the sale proceeds and using the proceeds to acquire replacement property within 180 days. The Company believes it has satisfactorily met all of the requirements for sales transactions designated as Section 1031 exchanges.

     Gains or losses on the sale of rental property are recorded upon settlement as the net sales price less the undepreciated book value of the asset. Such gains or losses may differ substantially for tax purposes particularly for transactions structured as tax-deferred Section 1031 exchanges.

Deferred Charges

     Deferred charges consist primarily of loan fees, which are amortized to interest expense over the terms of the notes using the effective interest rate method, and retail lease acquisition costs, which are amortized over the terms of the related leases.

Revenue Recognition

     The Company has implemented Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition", which had no material impact on the financial statements.

     Rental income attributable to residential leases is recognized when due from residents. The Company requires residents to initially execute a one-year lease. At the expiration of the lease term, if not renewed, the lease converts to a month-to-month basis.

     Minimum rental income attributable to retail leases is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Minimum rental income recognized in excess of payments due was $1.5 million and $5.7 million at December 31, 2000 and 1999, respectively, and is included in other assets. The lease agreements contain provisions that provide for reimbursement from the tenants for their share of real estate taxes and certain common area maintenance costs.

     The future minimum lease payments to be received by the Company under noncancelable retail leases as of December 31, 2000 are as follows (in thousands):

                     Year Ending
                     December 31,
                     ------------
                         2001               $     2,537
                         2002                     2,457
                         2003                     2,435
                         2004                     2,294
                         2005                     2,265
                       Thereafter                12,769
                                            ------------
                                            $    24,757
                                            ============

Income Taxes

     Federal income taxes are not provided because the Company qualifies as a REIT under the provisions of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is required to distribute most of its taxable income to shareholders and meet certain other organizational and operational requirements. If the Company fails to qualify as a REIT in any year, its income may be subject to income tax at regular corporate rates.

     The Company's income tax basis in its assets and liabilities was $1,495 million and $1,197 million, respectively, at December 31, 2000 and $1,229 million and $948 million, respectively, at December 31, 1999.

     For the three years ended December 31, 2000, 1999, and 1998, dividends paid per common share were characterized for income tax purposes as follows:

                                    2000                      1999                      1998
                           ---------------------     ----------------------     -------------------
                           Per Share      %            Per Share        %       Per Share      %
                           ---------      -            ---------        -       ---------      -
Taxable Income             $   2.235     100%          $   2.155      100%      $  1.362       65%
Return of Capital                  -       0%                  -        0%         0.733       35%
                           ---------    -----          ---------     -----      --------     -----
                           $   2.235     100%          $   2.155      100%      $  2.095      100%
                           =========    =====          =========     =====      ========     =====

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

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133 to clarify areas causing difficulty in implementation. The Company will adopt SFAS No. 133/138, the adoption of which is expected to have no material impact on the Company's results of operation, financial position or cash flow.

Reclassifications

     Certain reclassifications of the prior years' information have been made to conform to the current year's presentation.

3.   RENTAL PROPERTY

Rental Property

     Rental property consists of the following as of December 31 (in thousands):

                                                      2000                 1999
                                                      ----                 ----

          Land                                $    293,765          $   215,748
          Buildings and improvements             1,817,721            1,395,982
          Property under construction               61,596              169,932
                                               -----------          -----------
                                                 2,173,082            1,781,662
          Less:  Accumulated depreciation         (261,315)            (242,620)
                                               ------------         -----------
                                               $ 1,911,767          $ 1,539,042
                                               ===========          ===========


     Depreciation expense of the Company was $44.3 million, $33.7 million and $28.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Repairs and maintenance expense of the Company was $14.6 million, $14.5 million and $13.6 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Acquisitions

     During 2000, the Company acquired eight properties for $343.9 million, adding 3,543 apartment units. The Operating Partnership issued a total of approximately 36,000 Operating Partnership units valued at $1.3 million and assumed $16.5 million in mortgage loans. The conversion of these Operating Partnership units into Company common stock is generally restricted for up to two years.

     In 1999, the Company acquired eight properties for $404.5 million, adding 5,693 apartment units. The Operating Partnership issued a total of approximately
1.1 million Operating Partnership units valued at $35.3 million and assumed $106.9 million in mortgage loans that were adjusted to a fair value of $108.5 million. The conversion of these Operating Partnership units into Company common stock is generally restricted for up to two years. In addition, the Company issued 694,586 common shares valued at $23.6 million and used the proceeds from issuing 641,026 Series G Preferred Shares valued at $25 million in connection with the Mirador (formerly, Forte Towers) acquisition. The balance was funded from available cash and draws on the line of credit.

     In 1999, the Company acquired the land beneath its Crystal Square property and the 5.1% net profit interest in its Crystal Plaza property. The purchase price of $10.0 million consisted of 32,258 Operating Partnership units valued at $1.0 million and the assumption of debt, which was repaid with $9.0 million cash drawn upon the line of credit. This transaction was completed concurrently with the purchase by Charles E. Smith Commercial Realty L.P. ("CESCR", a related party) of commercial land and partnership interests. The Company also acquired the land beneath its Orleans Village property during 1999. The purchase price of $0.4 million consisted of 7,797 Operating Partnership units valued at $0.2 million and cash of $0.2 million.

Dispositions

     All sales of property and property interests were made to unrelated third parties for cash.

     In 2000, the Company sold two operating multifamily properties and one retail property in northern Virginia for a total of $113.2 million. The sales were completed as tax-deferred I.R.C. Section 1031 exchanges. The book gains recognized on the sales totaled $71.4 million. The Company also sold a parcel of land held for development at a loss of $0.3 million.

     In 1999, the Company sold six operating multifamily properties (one in suburban Maryland, four in northern Virginia, and one in Washington, D.C.) for a total of $100.3 million. Four of the six sales were completed as tax-deferred I.R.C. Section 1031 exchanges. The book gains recognized on the sales totaled $59.1 million. In addition, the Company sold a 52% interest in one property and recognized an initial gain of $4.6 million (see Note 5). Subsequently, the Company reduced the gain by $0.1 million based upon actual final costs.

Development

     At December 31, 2000, the Company had 706 apartment units under construction at two sites, and had a 40% interest in 630 additional units under construction at one site. Total estimated development cost (including land) is approximately $235 million of which $129 million is unfunded as of December 31, 2000.

4.   INVESTMENT IN AND ADVANCES TO PROPERTY SERVICE BUSINESSES

     The Company uses the equity method of accounting for its non-voting interest in the Property Service Businesses, which include Smith Realty Company ("SRC"), Consolidated Engineering Services, Inc. and affiliates ("CES"), and Smith Management Construction, Inc. ("SMC"). These companies provide services which include property management, leasing, furnished corporate apartments, engineering, construction and renovation. Under the equity method, the Company's investment is adjusted for its proportionate share of earnings or losses of the Property Service Businesses and by dividends received. The Operating Partnership recognized its interest in the earnings of each of the Property Service Businesses which aggregated $3.0 million, $6.5 million and $8.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Operating

Partnership recorded distributions aggregating $3.4 million, $9.8 million and $10.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Property Service Businesses provide services to the Company under one-year agreements, which are automatically renewable. Such services are generally provided at cost (including a proportionate share of total overhead) except property management and leasing services which are provided at cost plus five percent. The Property Service Businesses also provide services to certain partnerships and companies, which own multifamily and commercial office properties and have Messrs. Smith and Kogod as the general partners or in control positions ("Affiliates"). Such services are generally provided at cost (including overhead) plus a fee, except for certain engineering and technical services which are provided at cost and overhead.

     In November 1997, certain commercial office Affiliates combined into a single partnership, CESCR. In conjunction with the combination, CES and SMC each entered into agreements with CESCR through October 31, 2005 to continue providing services under the same terms and conditions previously in place. In addition, certain Financing Services personnel of SRC transferred to CESCR. SRC entered into an agreement, which expired December 31, 1998, to provide Financing Services for certain properties owned by CESCR. SRC earned $1.8 million in fee income under this agreement in 1998. On May 1, 1999, the Company received from an affiliate of Messrs. Smith and Kogod 79,905 Operating Partnership units valued at $2.5 million as final settlement related to properties owned by CESCR and immediately canceled the units. The transaction was accounted for as a capital transaction, therefore no gain or loss was recorded. During 2000, SRC and CESCR entered into an agreement through October 31, 2005 to equally share finance fees generated by refinancings on properties controlled by Messrs. Smith and Kogod but not owned by CESCR. The Company earned $0.2 million during 2000 under this agreement. Management does not expect any significant future income from this agreement.

     In May 1998, SRC acquired Noel Enterprises, Inc. ("SCL West"), a provider of furnished corporate apartments in Chicago for $6.3 million. Due to its sustained failure to meet performance expectations in the suburban Chicago furnished market, SRC sold SCL West in December 2000 and recognized a loss of $5.4 million. As of January 1, 2001, SRC assumed the unfurnished leases previously held by SCL West in the downtown Chicago area and plans to continue operating these as furnished corporate apartments.

     During 1999, SRC sold its retail management and leasing business to CESCR for $1.1 million plus certain adjustments. The Company recognized a gain on the sale of $0.8 million.

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

     Total fees and administrative services charged by the Property Service Businesses to the Operating Partnership and Affiliates follows (in thousands):


                                                                                Year Ended December 31,
                                                             -------------------------------------------------------------
                                                               2000             1999               1998
                                                               ----             ----               ----
Fees Charged by Property Services Businesses to:
-----------------------------------------------

Operating Partnership                                       $  18,794        $  15,569           $ 12,789
Affiliates                                                     39,632           30,561             32,512

Costs of Administrative Services Charged by SRC to:
--------------------------------------------------

Operating Partnership                                       $  19,402        $  14,006           $ 11,845
Affiliates                                                      4,574            4,736              4,806

     The Operating Partnership had net working capital advances to the Property Service Businesses of $59.5 million and $33.2 million at December 31, 2000 and 1999, respectively, which are reflected in the investment balance.

     Additionally, CES initiated an acquisition program in 1999. Accordingly, the Company made additional loans to and investments in CES and related businesses as follows.

     During 2000, CES acquired 4 privately owned mechanical service companies for a total cost of approximately $59.6 million which consisted of 559,802 shares of the Company's common stock (purchased by CES from the Company for $21.6 million), assumed debt of $0.7 million and cash of $37.3 million. CES funded $34 million through the Operating Partnership in exchange for promissory notes while the remaining $24.9 million was drawn on CES's bank line of credit, which is guaranteed by the Operating Partnership. In addition, the Operating Partnership contributed to CES its interest in Combustioneer, Inc., a 1999 acquisition.

     During 1999, CES acquired 3 privately owned mechanical services companies for $34.5 million and a facilities management business from CESCR for $1.4 million. Total acquisitions cost of $35.9 million consisted of 200,000 shares of the Company's common stock and 161,765 Operating Partnership units (purchased by CES from the Company and the Operating Partnership for $12.4 million) and cash of $23.5 million. CES funded $25.8 million through the Operating Partnership in exchange for promissory notes of which $24.4 million was refinanced in 2000 with a draw on its line of credit. The balance of $10.1 million was provided by capital contributions from the Operating Partnership.

         Combined summarized balance sheet information for the Property Service Businesses follows (in thousands):

                                               As of December 31,
                                             --------------------------
                                                2000               1999
                                             ---------        ---------
         Assets/(1)/
             Accounts Receivable             $ 106,833        $  73,522
             Property, Net                      19,703           10,589
             Goodwill                           61,983           28,302
             Other, Net                         14,304           12,876
                                             ---------        ---------
                                             $ 202,823        $ 125,289
                                             =========        =========
         Liabilities/(1)/
             Accounts Payable                $  36,627        $  39,255
             Deferred Revenue                   15,124           13,976
             Due to Related Parties            148,756           52,816
             Other                               4,092            6,675
         Equity                                 (1,776)          12,567
                                             ----------       ---------
                                             $ 202,823        $ 125,289
                                             =========        =========

/(1)/ Balance sheets exclude $44.5 million of notes due to the Operating Partnership which, under the equity method, are eliminated for purposes of carry-over basis accounting.


         Combined summarized income statement information for the Property Service Businesses follows (in thousands):


                                            Year Ended December 31,
                                        -------------------------------
                                        2000        1999         1998
                                        ----        ----         ----
    Revenues                         $ 280,714   $ 146,098    $ 108,199
    Operating Expenses                (261,804)   (137,776)     (98,072)
    Depreciation/Amortization           (6,895)     (2,676)      (1,401)
    Gain/(Loss) on Sale                 (5,413)        810          ---
    Other Income/Expense, Net           (3,727)         95         (274)
                                     ---------   ---------     --------
           Net Income                $   2,875   $   6,551     $  8,452
                                     =========   =========     ========


5.       INVESTMENT IN UNCONSOLIDATED PROPERTIES

         During 1999, the Company entered into three joint venture agreements with J.P. Morgan Strategic Property Fund ("J.P. Morgan"), which include SPH Renaissance LLC ("Renaissance"), SPH Springfield Station LLC ("Springfield Station") and SPH University Center LLC ("University Center"). The Company also has an equity investment in a fourth property, Brandywine, which it has held since the initial public offering in 1994. The Company uses the equity method of accounting for its interest in the unconsolidated properties.

         Renaissance. In March 1999, the Company and J.P. Morgan Strategic Property Fund ("J.P. Morgan") formed a joint venture ("Renaissance"), which acquired the Renaissance, a 330-unit multifamily property in Tysons Corner, Virginia, for approximately $37 million. The joint venture has placed debt of $19.0 million on the property which carries an interest rate of 6.48% and matures in February 2006. Ownership interests in the joint venture are held 75% by J.P. Morgan and 25% by the Company. The Company's initial equity contribution totaled $4.4 million consisting of 21,903 Operating Partnership units valued at $0.7 million and cash of $3.7 million.

           Springfield Station. In May 1999, the Company and J.P. Morgan formed a joint venture ("Springfield Station") to own and operate the Springfield Station, a 631-unit multifamily property developed by the Company. The Company sold a 52% interest in Springfield Station to J.P. Morgan and received proceeds of approximately $50 million from the transaction. The joint venture placed $37 million in debt financing on the property at 6.85% fixed interest, which matures on June 1, 2009.

         Stoneridge at University Center. In May 1999, the Company and J.P. Morgan also formed a development joint venture ("University Center") to develop a new 630-unit multifamily property in Loudoun County, Virginia at the western end of the Dulles Technology corridor. The Company is providing development services to the venture and has also provided a construction completion guarantee. An affiliate, Smith Realty Company, provides management and marketing services. Ownership interests are held 60% by J.P. Morgan and 40% by the Company. Construction commenced during the third quarter of 1999. The first deliveries occurred in June 2000 with final completion expected in the third quarter of 2001. The joint venture obtained a $31 million, interest-only construction loan in May 2000 with interest at LIBOR plus 125 basis points, payable monthly, due May 10, 2003. As of December 31, 2000, the outstanding balance on the loan was $13.5 million.

         Combined summarized balance sheet information for the unconsolidated properties as of December 31, 2000 and 1999 follows (in thousands):


                                                                         2000             1999
                                                                       --------        ---------
                  Assets
                     Rental Property, Net                             $  109,439        $ 111,482
                     Rental Property Under Development                    49,177           12,175
                     Other                                                 9,716            3,683
                                                                       ---------        ---------
                                                                       $ 168,332        $ 127,340
                                                                       =========        =========
                  Liabilities
                     Mortgage Loans                                   $   60,500        $  56,000
                     Construction Loans                                   17,888              ---
                     Accounts Payable and Accrued Expenses                 1,694            3,999
                     Other                                                 1,151              219
                  Equity                                                  87,099           67,122
                                                                       ---------        ---------
                                                                       $ 168,332        $ 127,340
                                                                       =========        =========

Combined summarized income statement information for the unconsolidated properties for the year ended December 31, 2000 and the period from inception through December 31, 1999 follows (in thousands):


                                               2000           1999
                                             --------      ---------
               Revenues                      $ 20,368      $  13,470
               Operating Expenses              (7,390)        (4,252)
               Interest Expense                (3,910)        (2,635)
               Depreciation                    (2,607)        (1,548)
               Other, Net                        (833)          (553)
                                             --------      ---------

               Net Income                    $  5,628      $   4,482
                                             ========      =========

         The Company's share of net income was $2.5 million in 2000, $1.2 million in 1999, and $0.4 million in 1998.

6.       DEFERRED CHARGES

         Deferred charges consist of the following as of December 31 (in thousands):


                                                           2000        1999
                                                           ----        ----
               Loan Fees                                   $19,737   $  15,288
               Retail lease acquisition costs                2,043       4,475
               Acquisition/Development Costs and Other       2,625       3,875
                                                           -------   ---------
                                                            24,405      23,638
               Less:  Accumulated Amortization              (7,430)     (6,911)
                                                           -------   ---------
                                                           $16,975   $  16,727
                                                           =======   =========

         Amortization of loan fees (which is charged to interest expense) was $1.7 million, $1.5 million and $1.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Other amortization expense was $0.3 million, $0.2 million and $0.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

7.       MORTGAGE LOANS AND NOTES PAYABLE

         The Operating Partnership, through its subsidiary financing partnerships, has mortgage loans and notes payable as follows as of December 31:

                                        Balance as of December 31,
                                        --------------------------        Interest
                                          2000             1999             Rate           Maturity
                                          ----             ----           --------         --------
                                              (in thousands)
Mortgage Pools
--------------
    FNMA Credit Facility             $  140,000         $ 140,000         6.75%           November 1, 2013
    FNMA Credit Facility                 29,507            29,507         6.85%           June 1, 2007
    FNMA Credit Facility                 49,400               ---         8.00%           February 1, 2010
    Pool One                             53,000            53,000         6.88%           June 5, 2008
    Pool Two                             29,259            29,720         7.27%           July 1, 2004
    Pool Three - Northwestern           111,398           116,034         7.99%           July 1, 2009
    Pool Four                            53,494               ---         7.92%           July 1, 2012
    Pool Five                            60,800               ---         7.61%           October 1, 2015

Individual Mortgages
--------------------
    1841 Columbia Road                    3,900             3,900         7.34%           September 1, 2006
    Crystal Towers                       43,254            43,746         6.80%           January 1, 2006
    2000 Commonwealth                    17,100            17,100         6.30%           January 1, 2007
    Connecticut Heights                  20,000            20,000         7.10%           April 1, 2008
    Cronin's Landing                     31,830            32,494         6.90%           March 1, 2009
    Patriot Village                      31,095            31,096         8.24%           August 1, 2009
    Crystal Plaza                        32,823            33,232         6.86%           November 1, 2009
    Crystal House I & II                 38,250            38,250         6.29%           January 1, 2011
    2nd Mortgage - Crystal House I &II   11,000               ---         7.12%           January 1, 2011
    Skyline Towers                       49,300            49,300         6.45%           January 1, 2011
    2nd Mortgage - Skyline Towers        13,000               ---         7.07%           January 1, 2011
    Bennington                           11,952            12,210         7.50%           October 1, 2020
    Consulate                            12,324            12,606         7.38%           April 1, 2001
    Mirador                              33,834            34,288         8.65%           July 10, 2001
    Countryside                          28,000            28,000         7.23%           July 1, 2006
    Stonegate                            32,199            32,915         8.31%           February 1, 2007
    Park Lincoln                          6,170             6,280         6.50%           April 1, 2007
    Terrace                              15,600            15,600         6.64%           April 1, 2007
    Buchanan House                       38,000            38,000         6.67%           February 1, 2011
    Sagamore                              6,606               ---         6.97%           August 1, 2006
    McClurg Court                        61,750               ---         7.66%           October 1, 2014

Secured Lines of Credit
-----------------------
    $300 million
     Freddie Mac revolver               112,000               ---         6.76%           May 31, 2010

Secured Construction Loans
--------------------------
     One Superior Place                     ---            77,999          ---            N/A
     Alban Towers                        14,859             2,046         8.14%(1)        February 5, 2002

Unsecured Lines of Credit
-------------------------
     $100 million
      PNC revolver                       32,000            47,000         7.69%(1)        March 1, 2001(2)
     $50 million
      PNC revolver                          ---            25,000          ---            March 1, 2001(2)
                                     ----------        ----------
                                     $1,223,704         $ 969,323
                                     ==========        ==========

(1)   Variable rate loan.  Rate shown is at December 31, 2000.
(2)   Subsequent to December 31, 2000, maturity date was extended to March 2004.

         These loans require monthly interest and, where applicable, principal payments and are collateralized by mortgages or deeds of trust on 51 of the 62 owned properties, bear interest at a weighted-average interest rate of 7.27% as of December 31, 2000 and have a weighted-average maturity of 8.9 years.

         As of December 31, 2000, the Company had $187.4 million of unused borrowing capacity on lines of credit and construction loan. (Unused borrowing capacity includes $51.8 million from the $300 million line, which reflects the borrowing capacity currently available under the line of $163.8 million, less $112.0 million used at December 31, 2000.) Amounts outstanding under lines of credit averaged $101.1 million for the year ended December 31, 2000 compared to $78.7 million for the year ended December 31, 1999.

         At December 31, 2000 and 1999, the Company was in compliance with all loan covenants on its outstanding mortgages and lines of credit.

Mortgage Pools

         The term "Mortgage Pool" is used only to indicate that multiple properties collaterize the loan.

         The loan for Mortgage Pool Three bears interest at a fixed rate of 7.99% with monthly payments of principal and interest. Principal amortization started on July 1, 1999 using a 25-year amortization schedule with a balloon payment due July 1, 2009. The loan is secured by seven multifamily properties and one retail property.

         The Fannie Mae standby credit facility provides for non-recourse, long-term debt for up to fifteen years. The facility contains certain restrictive covenants including a limit on debt to asset value and maintenance of debt service coverage ratios. Draws on the facility are secured by ten of the multifamily properties. The initial draw on this facility was made in October 1998 for $140 million at 6.75% for fifteen years. A second draw was made in May 1999 for $29.5 million at 6.845% for eight years. A third draw was made in February 2000 for $49.4 million at 8.0% for ten years. The Company used $37 million of the proceeds to repay a portion of its line of credit with the balance used for working capital needs. Ocean View (formerly, Ocean View at Aventura) was added to the collateral pool in connection with this draw. Terms and rates of subsequent draws on this facility will be determined at the time of use.

         The Mortgage Pool One loan is a $53 million, secured loan due June 5, 2008 with a fixed rate of 6.88%. The loan is secured by two of the multifamily properties. In conjunction with this loan, the Company terminated a $20 million (notional value) treasury lock contract at a gain of $0.4 million, which is being amortized over the term of the loan.

       The Mortgage Pool Two loan of $29.3 million at December 31, 2000 bears interest at a fixed rate of 7.27%, requires monthly payments of interest and principal, and is collateralized by two properties. The loan is partially guaranteed by the Company.

         In June 2000, the Company closed on four mortgage loans totaling $53.5 million ("Mortgage Pool Four"). Each of the loans has a fixed interest rate of 7.92%. The loans require monthly payments of interest only through July 2010, at which time principal amortization begins using a 20-year amortization with a balloon payment due July 1, 2012. The loans are collateralized by four properties.

         In September 2000, the Company closed on three mortgage loans totaling $60.8 million ("Mortgage Pool Five"). The loans each have a fixed interest rate of 7.61% and a 15-year term. The loans require payments of interest only for a minimum of ten years with a balloon payment due October 1, 2015. All three loans are cross-defaulted and cross-collateralized.

Individual Mortgages

       The term "Individual Mortgage" is used only to indicate that a single property (or location) collateralizes the loan. Individual mortgages have fixed interest rates ranging from 6.3% to 8.7%.

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

       In March 1999, the Company repaid the $13.7 million mortgage on Terrace assumed on acquisition. The Company paid a prepayment penalty of $0.2 million. The Company obtained a new, interest only mortgage of $15.6 million at an effective interest rate of 6.64% with principal due April 1, 2007.

       In September 1999, the Company refinanced the mortgage loan for 1841 Columbia Road. The old loan of $3.2 million was paid off and replaced with a new loan in the amount of $3.9 million at an annual interest rate of 7.34%, due September 1, 2006.

        In December 2000, the Company assumed an existing $6.3 million loan in connection with the acquisition of Sagamore Towers which carries an 8.38% interest rate and matures in August 2006. The Company may prepay the loan after September 1, 2003, subject to a prepayment penalty equal to the greater of yield maintenance or 1% of the outstanding loan balance at that time. The Company has recorded a fair value adjustment on the loan of $0.3 million for an effective interest rate of 6.97%.

       Also in December 2000, the Company closed on two second mortgage loans totaling $24.0 million. The $13.0 million loan has a fixed interest rate of 7.07%, and is collateralized by Skyline Towers.

The $11.0 million loan has a fixed interest rate of 7.12% and is collateralized by Crystal House I and II. The loans require monthly payments of interest only and mature coterminous with their respective first mortgages in January 2011.

Lines of Credit

         The Company has two unsecured lines of credit -- a $50 million line and a $100 million line -- with PNC Bank, Bank of America, and U.S. Bank, as agents on both lines, which mature in March 2001. Prior to June 2000, these lines had commitments of $100 million and $185 million, respectively. The Company decreased the commitments in conjunction with obtaining new financing from Freddie Mac, as discussed below. Draws upon the lines are subject to certain unencumbered asset requirements and bear interest at a selected London Interbank Offer Rate (LIBOR) plus 75 to 120 basis points based on the leverage ratio of the Company. If the Company receives an investment grade rating on its unsecured debt, the interest rate will decrease to 60 to 90 basis points over LIBOR based on the rating. The Company pays a fee of 0.20% on the full amount available under the lines of credit. The line of credit agreements contain certain restrictive covenants, including maintenance of minimum equity value, debt to equity ratios and debt service coverage requirements. The maximum amounts outstanding during 2000 and 1999 were $138 million and $123 million, respectively.

         In May 2000, the Company obtained a ten-year, $300 million secured line of credit from Freddie Mac. Borrowings under the line bear interest at a spread of 63 to 161 basis points over LIBOR depending on the interest coverage ratio. Initial availability under the agreement is $125.3 million, which can increase to $300 million with appreciation in value of the properties collateralizing the borrowings and/or with the addition of properties to the collateral pool. Loan costs of $0.9 million were capitalized in connection with this agreement. The Company made an initial draw of $60 million substantially all of which was used to pay down debt on the Company's $185 million line of credit.

         In September 2000, the Company converted $61.8 million of its $300 million line of credit to mortgage debt. The new mortgage has a fixed interest rate of 7.66% and a 14-year term. Payments of interest only are required for a minimum of ten years with a balloon payment due October 1, 2014. The loan is collateralized by one property. With the conversion of this portion of the line of credit, the availability under the line decreased from $125.3 million to $63.5 million.

         In December 2000, the Company drew on the line of credit to pay off the balance of a construction loan made in connection with the development of One Superior Place in Chicago, Illinois. This property was simultaneously added to the collateral pool for the Freddie Mac line of credit. With the addition of this collateral, the availability under this line increased to $163.8 million.

Construction Loans

        In connection with the development of Alban Towers in Washington, D.C., the Company obtained a $32.5 million interest-only construction loan due February 2002 with interest payable monthly at LIBOR plus 150 basis points at December 31, 2000. The loan is collateralized by the property. The loan balance at December 31, 2000 was $14.9 million.

         The scheduled principal payments for all mortgage loans and notes payable are as follows (in thousands):


                                          Year Ending
                                          December 31,
                                          -----------
                                           2001                   $  83,313
                                           2002                      20,413
                                           2003                       6,010
                                           2004                      33,833
                                           2005                       6,851
                                           Thereafter             1,073,284
                                                                 ----------
                                                                 $1,223,704
                                                                 ==========

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

       Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Shares") has certain voting, dividend and liquidation preferences over the common shares. The Series C Preferred Shares have a liquidation preference of $100,000 per share and a current annual dividend rate of $7,910 per share. If the securities receive an investment grade rating, the dividend rate will decrease by $250 per share. Dividends are cumulative and are payable quarterly. The Company may redeem Series C Preferred Shares after February 1, 2028, at the liquidation price plus accrued dividends.

       In December 1998, the Company adopted a Shareholder Rights Plan (the "Rights Plan") in which certain stock purchase rights were granted as a distribution to holders of common stock. The Rights allow the holder to purchase one one-thousandth of a share of preferred stock for $108 only if a person or group becomes the owner of 15% or more of the common stock or announces an offer to acquire 15% of more of the common stock. The Rights expire on December 13, 2008. The Company did not record a transaction related to the distribution because the Rights have no marketable value.

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

         In November 1999, the Company issued 694,586 shares of common stock in a merger transaction with the owner of several Florida properties. The proceeds of $23.6 million were used to fund the acquisition of Mirador (formerly, Forte Towers).

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

         In April 2000, the Operating Partnership issued 35,898 units valued at $1.3 million in connection with the Delaware Place (formerly, Dearborn Place) acquisition.

         During 2000, the Company issued for cash 559,802 shares of common stock valued at $21.6 million to Consolidated Engineering Services, Inc. CES distributed the shares to partially fund its acquisitions of Illingworth Corporation, Hayes Mechanical, Inc., Betlem Service Corporation, and Aircond Corporation.

         Operating Partnership units held by the Minority Interest may be redeemed at the Unitholders' sole discretion. At the option of the Company, such redemption may be made for cash at the then fair value of the Company's stock or for shares of common stock of the Company on a one-for-one basis, which does not have a dilutive effect. During 2000 and 1999, approximately 0.3 million and 0.7 million units, respectively, were redeemed for shares of common stock. Common Operating Partnership units held by the Minority Interest as of December 31, 2000 and 1999 were 13.5 million and 13.9 million, respectively.

         As of December 31, 2000, approximately 16.3 million shares of the Company's authorized common stock had been reserved for redemption of Operating Partnership units and 1.0 million shares were reserved under the Company's Dividend and Distribution Investment and Share Purchase Plan.

The following table sets forth the Company's issued and outstanding preferred shares as of December 31:

                                                                                           2000                  1999
                                                                                        -----------           ------------
                                                                                                  (in thousands)
Series A Cumulative Convertible Redeemable Preferred stock, $0.01 par value;
       2,640,325 shares authorized; liquidation preference of $27.08; 2,640,325
       shares issued and outstanding at December 31, 2000 and 1999, respectively       $    71,500           $    71,500

Series C Cumulative Redeemable Preferred Stock, $0.01 par value; 500 shares authorized; liquidation preference of $100,000; 500 shares issued and
       outstanding at December 31, 2000 and 1999, respectively                              50,000                50,000

Series E Cumulative Convertible Redeemable Preferred stock, $0.01 par value;
       684,931 shares authorized; liquidation preference of $36.50; 684,931
       shares issued and outstanding at December 31, 2000 and 1999, respectively            25,000                25,000

Series F Cumulative Convertible Redeemable Preferred stock, $0.01 par value;
       666,667 shares authorized; liquidation preference of $37.50; 666,667
       shares issued and outstanding at December 31, 2000 and 1999, respectively            25,000                25,000

Series G Cumulative Convertible Redeemable Preferred Stock, $0.01 par value;
       641,026 shares authorized; liquidation preference of $39.00; 641,026
       shares issued and outstanding at December 31, 2000 and 1999, respectively            25,000                25,000

Series H Cumulative Convertible Redeemable Preferred Stock, $0.01 par value;
       4,040,404 shares authorized; liquidation preference of $25.00; 2,200,000
       shares issued and outstanding at December 31, 2000 and 1999, respectively            55,000                55,000
                                                                                       -----------           -----------

                                                                                       $   251,500           $   251,500
                                                                                       ===========           ===========

9.       COMMITMENTS AND CONTINGENCIES

Purchase Commitments

         As of December 31, 2000, the Company had executed one contract to purchase a 383 unit to-be-constructed multifamily property. The projected purchase price is $54 million (including earnout) with a projected closing date in the fourth quarter of 2001.

         This contract is contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. At December 31, 2000, the Company had posted a $5.1 million letter-of-credit in accordance with the contract to be drawn upon only if the Company defaults on its contractual obligation to purchase the completed asset.

Ground Leases

         Seven of the Properties have ground leases expiring at various dates between December 2032 and April 2067. Generally, each ground lease provides for a nominal annual rental and an additional rental calculated from the results of Property operations after capital expenditures.

         The base rental expense to the Company under the ground leases was $1.6 million for 2000, $1.6 million for 1999 and $1.7 million for 1998. The additional rental expense to the Company under the ground leases was $2.8 million, $3.9 million and $4.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. At the expiration of the ground leases, the land and all of the improvements thereon will revert to the landowner. In most cases, the leases are subordinated to the mortgage debt on the related rental property.

         The future nominal base annual rentals as of December 31, 2000 for the ground leases are as follows (in thousands):

                        Year Ending
                       December 31,
                       -----------
                           2001              $    1,619
                           2002                   1,619
                           2003                   1,619
                           2004                   1,619
                           2005                   1,619
                        Thereafter               89,538
                                             ----------
                                             $   97,633
                                             ==========

Litigation

         The Company and/or the Property Service Businesses are presently subject to legal actions or claims for damages that arise in the ordinary course of business. In the opinion of management and counsel to the Company, the ultimate outcome of such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Retirement Plans

         Substantially all of the personnel employed by the Operating Partnership and the Property Services Businesses are eligible and participate in the Charles E. Smith 401(k) Retirement Plan, a defined contribution, tax-qualified savings plan (the "Plan"). Generally, the employer contributes up to 4% of employee-qualified earnings. The total contributions made by the Operating Partnership were $0.2 million in 2000, $0.5 million in 1999, and $0.2 million in 1998. The total contributions made by the Property Services Businesses were $0.7 million, $0.8 million and $0.7 million in 2000, 1999 and 1998, respectively.

         Certain executives of the Operating Partnership and the Property Services Businesses are also eligible and participate in a Deferred Compensation Plan, which was established in 1999. Total compensation deferred under this plan was $0.9 million in 2000 and $0.5 million in 1999.

10.     RELATED-PARTY TRANSACTIONS

        The Company conducts business with entities in which Messrs. Smith and Kogod exercise control. In each case, the Company's Board of Directors reviews the transaction and obtains, as required, independent assurance as to the arms-length nature of the terms. The following is a description of these transactions.

 .    For the seven months ended July 31, 1999 and the year ended December 31,
     1998, the Company paid approximately $1.7 million and $2.3 million, respectively, in payroll reimbursements to an entity controlled by Messrs. Smith and Kogod for efforts on development properties and potential development sites. Due to the higher level of activity associated with expanding the Company's development pipeline, the development personnel for which these reimbursements were made were hired directly by the Company in July 1999 and terminated their employment with the affiliate.

 .    In connection with the development of Springfield Station, a contract was executed with an entity controlled by Messrs. Smith and Kogod to manage the construction of the apartments at a fee of 4% of hard construction costs. Construction management fees were $0.4 million and $0.7 million for the years ended December 31, 1999 and 1998, respectively. As of December 31, 1999, the contract was fulfilled and no additional payments were made.

 .    In March 1999, the Company and J.P. Morgan formed a joint venture which acquired the Renaissance, a 330-unit multifamily property in Tysons Corner, Virginia for approximately $37 million. The transaction was reviewed and approved by the Company's independent Directors since Messrs. Smith and Kogod held a general partnership interest in the selling entity.

 .    In May 1999, the Company finalized the settlement of financing services provided to commercial office partnerships now owned and managed by CESCR, an affiliate of Messrs. Smith and Kogod. This settlement was initiated by the formation of CESCR in 1997, at which time the Company entered into an agreement to provide financing services to CESCR only through December 31, 1998. On May 1, 1999, the Company received, from an affiliate of Messrs. Smith and Kogod, 79,905 Operating Partnership Units valued at $2.5 million as final settlement related to CESCR properties and immediately canceled the Units. In 2000, the Company and CESCR entered into an agreement to share fees on financing for Affiliates of Messr. Smith and Kogod. The Company earned $0.2 million under this agreement in 2000.

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

11.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based upon discounted cash flows at borrowing rates currently available to the Operating Partnership for mortgages with similar terms and remaining maturities, the fair value of mortgages payable was approximately $1,088 million and $790 million at December 31, 2000 and 1999, respectively. The fair values of lines of credit and construction loans approximate the carrying values.

12.      EARNINGS PER SHARE

         For the years ended December 31, 2000, 1999 and 1998, basic earnings per common share is computed based on 21.3 million, 19.4 million and 16.3 million weighted average shares outstanding during the year, respectively, and diluted earnings per common share is computed based on 28.0 million, 22.5 million, and 16.5 million weighted average shares outstanding during the year adjusted for the assumed conversion of dilutive securities, respectively. The per-share impact of the extraordinary items in 1999 and 1998 was $0.01 and $0.54 per common share (basic and diluted), respectively.

         Weighted average common Operating Partnership units not held by the Company were 13.7 million, 13.6 million and 13.9 million units for the years ended December 31, 2000, 1999 and 1998, respectively.

         A reconciliation of income (before extraordinary item) and shares used to calculate basic and diluted earnings per share for 2000, 1999 and 1998 follows:

                                                                       Weighted          Per-Share
                                                   Income             Avg. Shares          Amount
                                                   ------            ------------          ------
                                                   (In Thousands)    (In Thousands)
Year Ended December 31, 2000
----------------------------
Income Before Extraordinary Item                 $ 179,248
Minority Interest                                  (64,309)
Income Attributable to Preferred Shares            (20,247)
                                                 ---------

Earnings Per Share - Basic
     Income Attributable to Common
     Shareholders before Extraordinary Item      $  94,692               21,333          $   4.44
Effect of Dilutive Securities/(1)/:
     Preferred Shares - Series A, Series E,
        Series F, Series G, and Series H            19,025                6,063              (.29)
     Options                                           874                  607              (.06)
                                                 ---------            ---------          --------
Earnings Per Share - Diluted                     $ 114,591               28,003          $   4.09
                                                 =========            =========          ========


Year Ended December 31, 1999
----------------------------
Income Before Extraordinary Item                 $ 154,174
Minority Interest                                  (58,685)
Income Attributable to Preferred Shares            (13,041)
                                                 ---------

Earnings Per Share - Basic
     Income Attributable to Common
     Shareholders before Extraordinary Item      $  82,448               19,416          $   4.25
Effect of Dilutive Securities:/(1)/
     Preferred Shares - Series A and Series B        8,406                2,894              (.18)
     Options                                           339                  221              (.02)
                                                 ---------            ---------          --------
Earnings Per Share - Diluted                     $  91,193               22,531          $   4.05
                                                 =========            =========          ========


Year Ended December 31, 1998
----------------------------
Income Before Extraordinary Item                 $  86,254
Minority Interest                                  (36,267)
Income Attributable to Preferred Shares            (10,722)
                                                 ---------

Earnings Per Share - Basic
     Income Attributable to Common
     Shareholders before Extraordinary Item      $  39,265               16,318          $   2.40
Effect of Dilutive Securities:/(1)/
     Options                                           181                  165              (.01)
                                                 ---------            ---------          --------
Earnings Per Share - Diluted                     $  39,446               16,483          $   2.39
                                                 =========            =========          ========

/(1)/ Adjustment to numerator reflects change in the Minority Interest share of income based on ownership calculation including common stock equivalents.

         Options to purchase 0.2 million shares of common stock were not included in the 2000 computation of diluted earnings per share because the options' exercise price was higher than the average price of the common shares.

13.      INCENTIVE PLANS

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Company's other stock option plans been determined based on the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standard No. 123, the impact on the Operating Partnership would have been as follows:

                                              Decrease in     Decrease in
                                                Earnings        Earnings
                                                Per Basic     Per Diluted
            December 31.     Net Income       Common Share    Common Share
            ------------     ----------      -------------   --------------
                           (in thousands)
               2000            $2,132            $0.06           $0.05
               1999             1,128             0.03            0.03
               1998               499             0.02            0.02

         The fair value of options granted during 2000, 1999 and 1998 is estimated at approximately $3,313,000, $3,129,000, and $305,000, respectively, based on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used:


                                       2000           1999          1998
                                       ----           ----          ----
         Dividend Yield                 6.7%           6.5%          6.2%
         Volatility                    14.8%          13.7%         13.0%
         Risk-free Interest Rate        6.1%           6.4%          5.1%
         Expected Life                  4 years        4 years       4 years

Option Plans

     The Company maintains an employee stock and unit option plan designed for executive officers and other key employees of the Company, the Operating Partnership and the Property Service Businesses. The Company also maintains a Director's stock option plan which provides for automatic grants of vested options, exercisable for 5,000 shares of common stock, to newly appointed non-employee directors. The plans authorize the issuance of up to 5,650,000 shares of common stock and/or units pursuant to options granted. Options outstanding under both plans are as follows:

                                                                  Weighted Average          Options
                                                Number            Exercise Price          Exercisable
                                             ------------        ----------------          -----------
   Options Outstanding, December 31, 1997     1,716,000                $ 29                  677,000

   Options Granted                              189,000                  31
   Options Canceled                            (164,000)                 32
   Options Exercised                           (125,000)                 24
                                            ------------

   Options Outstanding, December 31, 1998     1,616,000                  30/(2)/             707,000

   Options Granted                            1,247,000                  30
   Options Canceled                            (116,000)                 32
   Options Exercised                           (135,000)                 24
                                            ------------

   Options Outstanding, December 31, 1999     2,612,000                  30/(2)/            916,000

   Options Granted                            1,212,000                  37
   Options Canceled                            (293,000)                 33
   Options Exercised                           (308,000)                 29
                                            ------------

   Options Outstanding, December 31, 2000     3,223,000               $  33               1,036,000/(1)/
                                            ===========

/(1)/  Weighted average exercise price is $30
/(2)/  Range of exercise prices is $24-$45

     The exercise price of options granted under the plans may not be less than the fair market value of the common stock on the date of grant. Payment for shares and/or units granted under the plans may be made either in cash, or, if permitted by the option agreement, by exchanging shares of common stock of the Company having a fair market value equal to the option exercise price. The weighted average remaining contractual life of options outstanding as of December 31, 2000 was 8.1 years.

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

     Grants were awarded as follows:



          Total Grants at December 31, 1997                  104,000
                  Awards Granted                              21,800
                                                            --------
          Total Grants at December 31, 1998                  125,800
                  Awards Granted                              31,400
                                                            --------
          Total Grants at December 31, 1999                  157,200
                  Awards Granted                              54,500
                  Awards Cancelled                           (10,900)
                                                            --------
          Total Grants at December 31, 2000                  200,800
                                                             =======

     Of the grants outstanding at December 31, 2000, 127,000 were vested.

     For the years ended December 31, 2000, 1999 and 1998, compensation expense relating to the plan was $0.8 million, $0.8 million and $0.5 million, respectively, based on the market value of the Company's stock at the date of grant.

14.  SUPPLEMENTAL CASH FLOW DATA

     Information on non-cash investing and financing activities and cash interest paid is as follows (in thousands):

                                                                    Year Ended December 31,

                                                       2000               1999            1998
                                                    ---------          ---------       ---------
          Cash Paid During the Period
            for Interest                            $  81,456          $  63,717       $  52,242
          Capitalized Interest                          4,700              8,021           6,520
          Purchase of Properties for
            Operating Partnership Units                 1,270             59,964          11,820
          Paydown of debt in conjunction with
            the disposition of property                 3,000                  -               -
          Assumption of Debt on Acquisitions           16,839            108,530          33,456
          Sale Proceeds Held in Escrow                113,199             64,833          22,011
          Purchase of Property with Escrow
            Proceeds                                  119,848             74,448           4,308

15.  SEGMENT REPORTING

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

     The Company's fourth property segment is the Retail portfolio which consists of one freestanding retail property.

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

     The accounting policies for all five segments are the same as those described in the summary of significant accounting policies.

         Information concerning operations by segment for each of the three years ended December 31, was as follows (in thousands):

Property Segments

                                                          2000                 1999                1998
                                                          ----                 ----                ----
Net Operating Income
--------------------
Core Portfolio                                         $  156,162          $  141,063          $  124,862
Acquisition/Disposition Portfolio                          60,107              33,576              21,955
Development Portfolio                                      18,981               5,788                 (42)
Retail Portfolio                                            1,187               1,856               1,801
                                                       ----------          ----------          ----------

Consolidated Total                                        236,437             182,283             148,576

Depreciation and amortization                             (44,778)            (33,906)            (28,958)
Equity in income of unconsolidated properties               2,465               1,192                 448
Equity in income of Property Service Businesses             8,373               5,740               8,433
Corporate general and administrative expenses             (11,290)             (9,607)             (8,947)
Net interest expense                                      (78,026)            (56,003)            (46,525)
                                                       ----------          ----------          ----------

Income before gains and losses and extraordinary item     113,181              89,699              73,027


Gain on sales                                              71,426              63,673              18,150
Equity in gain (loss) on sales                             (5,359)                802                   -
Loss on unused treasury lock                                    -                   -              (4,923)
                                                       ----------          ----------          ----------

Income before extraordinary item                          179,248             154,174              86,254

Extraordinary item - loss on extinguishment of debt             -                (360)            (16,384)
                                                       ----------          ----------          ----------

Net income of the Operating Partnership                   179,248             153,814              69,870

Minority Interest                                         (64,309)            (58,536)            (28,741)
                                                       ----------          ----------          ----------

Net Income                                             $  114,939          $   95,278          $   41,129
                                                       ==========          ==========          ==========


Revenues
--------

Core Portfolio                                         $  247,611          $  229,893          $  206,630
Acquisition/Disposition Portfolio                         103,515              56,938              38,957
Development Portfolio                                      29,351              10,975               1,258
Retail Portfolio                                            2,756               3,427               3,222
                                                       ----------          ----------          ----------

Consolidated Total                                     $  383,233          $  301,233          $  250,067
                                                       ==========          ==========          ==========


Real Estate Assets, Gross
-------------------------

Core Portfolio                                         $1,092,712          $1,054,718          $1,018,968
Acquisition Portfolio                                     789,787             492,347             121,139
Development Portfolio                                     275,402             219,472             167,441
Retail Portfolio                                           15,181              15,125              15,098
                                                       ----------          ----------          ----------
         Subtotal                                       2,173,082           1,781,662           1,322,646
Accumulated depreciation                                 (261,315)           (242,620)           (228,683)
                                                       ----------          ----------          ----------

Consolidated Total, Net                                $1,911,767          $1,539,042          $1,093,963
                                                       ==========          ==========          ==========

Property Service Business Segment

                                                           2000               1999                1998
                                                           ----               ----                ----
Funds from Operations                                  $    8,807          $    6,170          $    8,683
Revenues                                                  277,907             144,637             107,290
Depreciation/Amortization                                   6,895               2,650               1,386

16.  EXTRAORDINARY ITEM

     The Company recognized extraordinary losses of $0.4 million and $16.4 million in connection with debt extinguishments in 1999 and 1998, respectively. During 1998, losses of $4.1 million and $11.7 million were recognized in connection with the repayment of Mortgage Pool One and Mortgage Pool Two, respectively. The losses consisted of $2.9 million and $9.7 million in yield maintenance premiums and $1.2 million and $2.0 million in non-cash write-offs of unamortized loan fees. In addition, a loss of $0.6 million was recognized on the write-off of unamortized loan fees associated with the termination of the $100 million line of credit and the refinancing of $9.2 million of mortgage loans.

17.  SUBSEQUENT EVENTS

     On January 1, 2001 Smith Realty Company and the Company elected to treat SRC as a taxable REIT subsidiary. SRC also converted the Company's 99% non-voting stock into voting stock resulting in the Company's control of SRC. Accordingly, the Company will begin consolidating the financial results of SRC in 2001 instead of using the equity method of accounting. This will have no impact to net income but will simply change the financial statement presentation of SRC's results.

     In January 2001, the Company increased its $5.1 million letter-of-credit on a purchase commitment to $10.9 million.

     In February 2001, Consolidated Engineering Services, Inc. acquired Commonwealth Air Conditioning and Heating, Inc., one of the largest independent service contractors in the metropolitan Boston, Massachusetts area. The purchase price of $19.1 million consisted of common stock (purchased by CES from the Company) and cash. CES funded the transaction through the Operating Partnership in exchange for a promissory note.

     In February 2001, the Company entered into and funded a $23.8 million participating loan collateralized by Plaza 440, a 457 unit luxury high-rise property in downtown Chicago. The loan, which matures September 1, 2009, provides the Company with a 90% participation in the property cash flow after debt service if certain minimum property performance thresholds are met. Otherwise, the Company will earn a fixed interest rate of 7%.

The loan is subordinate to a first mortgage of $63 million at 7%. After two years, the loan agreement provides the Company the option to convert its loan to an ownership interest. Simultaneous with the loan transaction, Smith Realty Company entered into a multi-year property management agreement with the owner.

     Also in February 2001, the Company closed on two unsecured credit facilities, one for $100 million and the other $50 million, both from bank groups lead by PNC Bank, N.A., as administrative agent, which refinanced $150 million of existing unsecured credit facilities which were to mature in March 2001. Draws upon the lines are subject to certain unencumbered asset requirements and bear interest based on London Interbank Offer Rate (LIBOR) plus an applicable margin of 85 to 125 basis points based on the leverage ratio of the Company. If the Company chooses to and obtains an Investment Grade Rating the applicable margin will be between 62.5 and 100 basis points over LIBOR based on such rating. The Company also pays a quarterly fee ranging from 0.125% to 0.20% on the full amount available under the lines of credit, depending upon the applicable leverage ratio or investment rating. The line of credit agreements contain certain restrictive covenants, including maintenance of minimum equity value, debt to equity ratios and debt service coverage requirements.

18.      QUARTERLY FINANCIAL INFORMATION (Unaudited)

         Quarterly financial information for 2000 and 1999 is as follows (in thousands except per share data):

                                                                       Three Months Ended
                                                ----------------------------------------------------------------
                                                  March 31,        June 30,      September 30,    December 31,
                                                   2000              2000            2000             2000
                                                -----------       ---------     -------------   ---------------
Revenues                                       $  88,854         $   94,716     $     98,742     $   100,921
Operating expenses (including depreciation)      (46,066)           (45,979)         (50,485)        (49,044)
Equity in income of unconsolidated properties        783                542              524             616
Equity in income of Property
  Service Businesses before loss                     519              1,636            2,890           3,328
Interest expense, net                            (17,793)           (20,048)         (19,268)        (20,917)
Corporate general and administrative
  expenses                                        (2,695)            (3,002)          (2,810)         (2,783)
                                               ---------         ----------     ------------     -----------
Income before gains/losses
  and extraordinary items                         23,602             27,865           29,593          32,121
Gain on sales                                        ---              4,161              ---          67,265
Equity in loss on sale                               ---                ---              ---          (5,359)
                                               ---------         ----------     ------------     -----------
Income before extraordinary item                  23,602             32,026           29,593          94,027
Extraordinary item - loss on extinguishment
    of debt                                          ---                ---              ---             ---
                                               ---------         ----------     ------------     -----------
Net income of Operating Partnership               23,602             32,026           29,593          94,027
Minority Interest                                 (7,977)           (11,200)         (10,077)        (35,055)
                                               ---------         ----------     ------------     -----------
Net income                                        15,625             20,826           19,516          58,972
Income attributable to preferred
    shares                                        (5,011)            (5,011)          (5,012)         (5,213)
                                               ---------         ----------     ------------     -----------
Net income attributable to common
 shares                                        $  10,614         $   15,815     $     14,504     $    53,759
                                               =========         ==========     ============     ===========

Earnings per common share - basic
    Income before extraordinary item           $    0.51         $     0.75     $       0.67     $      2.46
    Extraordinary item                               ---                ---              ---             ---
                                               ---------         ----------     ------------     -----------

     Net income                                $    0.51         $     0.75     $       0.67     $      2.46
                                               =========         ==========     ============     ===========

Earnings per common share - diluted
    Income before extraordinary item           $    0.51         $     0.73     $       0.65      $     2.14
    Extraordinary item                               ---                ---              ---             ---
                                               ---------         ----------     ------------     -----------
    Net income                                 $    0.51         $     0.73     $       0.65      $     2.14
                                               =========         ==========     ============     ===========

                                                                       Three Months Ended
                                                ----------------------------------------------------------------
                                                  March 31,         June 30,      September 30,    December 31,
                                                     1999             1999             1999            1999
                                                -----------      ------------     -------------   --------------
Revenues                                        $   69,033       $   70,522       $    79,194     $   82,484
Operating expenses (including depreciation)        (35,786)         (34,313)          (41,072)       (41,685)
Equity in income of unconsolidated properties          116              214               347            515
Equity in income of Property
     Service Businesses before gain                      2            1,126             2,127          2,485
Interest expense, net                              (13,104)         (13,418)          (15,182)       (14,299)
Corporate general and administrative
     expenses                                       (2,209)          (2,420)           (2,156)        (2,822)
                                                ----------       ----------       -----------     ----------
Income before gains/losses and
   extraordinary items                              18,052           21,711            23,258         26,678
Gain on sales                                        1,858               (7)            5,214         56,608
Equity in gain on sale                                 ---              ---               ---            802
                                                ----------       ----------       -----------     ----------
Income before extraordinary item                    19,910           21,704            28,472         84,088
Extraordinary item - loss on extinguishment
     of debt                                          (359)             ---               ---             (1)
                                                ----------       ----------       -----------     ----------
Net income of Operating Partnership                 19,551           21,704            28,472         84,087
Minority Interest                                   (7,442)          (8,095)          (10,702)       (32,297)
                                                ----------       ----------       -----------     ----------
Net income                                          12,109           13,609            17,770         51,790
Income attributable to preferred
     shares                                         (2,354)          (2,401)           (3,090)        (5,196)
                                                ----------       ----------       -----------     ----------
Net income attributable to common
     shares                                     $    9,755       $   11,208       $    14,680     $   46,594
                                                ==========       ==========       ===========     ==========

Earnings per common share - basic
     Income before extraordinary item           $     0.54       $     0.58       $      0.75     $     2.30
     Extraordinary item                              (0.01)             ---               ---            ---
                                                ----------       ----------       -----------     ----------
     Net income                                 $     0.53       $     0.58       $      0.75     $     2.30
                                                ==========       ==========       ===========     ==========

Earnings per common share - diluted
     Income before extraordinary item           $     0.54       $     0.58       $      0.72     $     2.20
     Extraordinary item                              (0.01)             ---               ---            ---
                                                ----------       ----------       -----------     ----------

     Net income                                 $     0.53       $     0.58       $      0.72     $     2.20
                                                ==========       ==========       ===========     ==========

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                           Capitalized Costs Before
                                                                  Costs                   Accumulated Depreciation at
                                    Initial Cost               Capitalized                     December 31, 2000
                            ----------------------------                                -----------------------------
                                            Building and      Subsequent To                        Building and
Properties                  Land            Improvements       Acquisition              Land       Improvements         Total
----------                  ----            ------------      ------------              ----       ------------         -----
Operating Properties:
Albemarle                          418                 -              6,935              418             6,935            7,353
Arlington Overlook                 810                 -             20,731              810            20,731           21,541
Bedford Village                  1,062                 -             19,841            1,062            19,841           20,903
Bennington                       6,922            22,641              2,512            6,922            25,153           32,075
Boulevard of Old Town            2,653             6,391                854            2,653             7,245            9,898
Buchanan House                   9,061            56,935              7,691            9,061            64,626           73,687
Calvert-Woodley                    172                 -              3,270              172             3,270            3,442
Car Barn                         3,576                 -             14,337            3,576            14,337           17,913
Charter Oaks                     4,387            10,058              1,588            4,387            11,646           16,033
Cleveland House                    325                 -              5,979              325             5,979            6,304
Columbia Crossing                4,701                 -             18,986            4,701            18,986           23,687
1841 Columbia Road               3,611             2,000                654            3,611             2,654            6,265
2000 Commonwealth                3,827            23,703                595            3,827            24,298           28,125
Concord Village                      -                 -              9,790                -             9,790            9,790
Connecticut Heights              6,956            18,700              4,904            6,956            23,604           30,560
Consulate                        4,808            27,842                357            4,808            28,199           33,007
Corcoran House                     230                 -              2,751              230             2,751            2,981
Countryside                      6,530            38,270              3,015            6,530            41,285           47,815
Courthouse Place                10,316            58,561                463           10,316            59,024           69,340
Courthouse Plaza                     -                 -             45,273                -            45,273           45,273
Cronin's Landing                 9,114            54,427                680            9,114            55,107           64,221
Crystal House I                      -                 -             12,832                -            12,832           12,832
Crystal House II                     -                 -             10,890                -            10,890           10,890
Crystal Place                    1,245                 -             19,229            1,245            19,229           20,474
Crystal Plaza                   10,250            35,355              3,170           10,250            38,525           48,775
Crystal Square                   7,524                 -             16,273            7,524            16,273           23,797
Crystal Towers                  12,607            57,189              4,495           12,607            61,684           74,291
Delaware Place                   3,856            21,631                578            3,856            22,209           26,065
Gateway Place                    1,660                 -             17,980            1,660            17,980           19,640
Harbour House                   14,190            79,708              1,294           14,190            81,002           95,192
Kenmore                          4,456            11,837              2,569            4,456            14,406           18,862
Lincoln Towers                  12,471            76,480              1,839           12,471            78,319           90,790
Mirador (formerly,
Forte Towers)                   12,824            73,426              9,673           12,824            83,099           95,923
McClurg Court                   10,637            63,487              5,043           10,637            68,530           79,167
                             ---------         ---------           --------          -------         ---------        ---------
     Subtotal                  171,199           738,641            277,071          171,199         1,015,712        1,186,911
                             ---------         ---------           --------          -------         ---------        ---------


                            Accumulated            Net          Date of         Date       Depreciable
                            Depreciation        Property      Construction     Acquired      Lives
                            ------------        --------      ------------     --------      -----
Operating Properties:
Albemarle                        (4,133)           3,220          1966              -      5-40 years
Arlington Overlook              (13,114)           8,427          1960              -      5-40 years
Bedford Village                 (10,281)          10,622          1967              -      5-40 years
Bennington                       (3,123)          28,952          1982           1995      5-40 years
Boulevard of Old Town              (920)           8,978          1941           1995      5-40 years
Buchanan House                   (2,974)          70,713          1972           1999      5-40 years
Calvert-Woodley                  (2,229)           1,213          1962              -      5-40 years
Car Barn                         (6,273)          11,640        1982/1986           -      5-40 years
Charter Oaks                     (1,454)          14,579          1970           1996      5-40 years
Cleveland House                  (3,602)           2,702          1962              -      5-40 years
Columbia Crossing                (6,168)          17,519        1990/1991           -      5-40 years
1841 Columbia Road                 (277)           5,988          1923           1996      5-40 years
2000 Commonwealth                (1,949)          26,176          1986           1997      5-40 years
Concord Village                  (6,788)           3,002          1967              -      5-40 years
Connecticut Heights              (2,945)          27,615       1920s/1974        1995      5-40 years
Consulate                        (1,026)          31,981          1978           1999      5-40 years
Corcoran House                   (1,838)           1,143          1961              -      5-40 years
Countryside                      (1,482)          46,333          1972           1999      5-40 years
Courthouse Place                 (2,543)          66,797          1999              -      5-40 years
Courthouse Plaza                (14,768)          30,505        1988/1990           -      5-40 years
Cronin's Landing                 (3,371)          60,850          1998           1998      5-40 years
Crystal House I                  (7,532)           5,300          1969              -      5-40 years
Crystal House II                 (7,685)           3,205          1964              -      5-40 years
Crystal Place                    (7,836)          12,638          1986              -      5-40 years
Crystal Plaza                    (3,620)          45,155          1967           1997      5-40 years
Crystal Square                   (9,692)          14,105          1975              -      5-40 years
Crystal Towers                   (5,874)          68,417        1966/1967        1997      5-40 years
Delaware Place                     (370)          25,695          1987           2000      5-40 years
Gateway Place                    (6,542)          13,098          1987              -      5-40 years
Harbour House                      (332)          94,860        1962/1964        2000      5-40 years
Kenmore                          (1,228)          17,634          1950           1997      5-40 years
Lincoln Towers                   (6,252)          84,538          1992           1997      5-40 years
Mirador (formerly,
Forte Towers)                    (2,204)          93,719        1964/1979        1999      5-40 years
McClurg Court                    (4,532)          74,635          1972           1998      5-40 years
                             ----------        ---------
                               (154,957)       1,031,954
                             ----------        ---------

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                           Capitalized Costs Before
                                                                  Costs                   Accumulated Depreciation at
                                    Initial Cost               Capitalized                     December 31, 2000
                            ----------------------------                                -----------------------------
                                            Building and      Subsequent To                        Building and
Properties                  Land            Improvements       Acquisition              Land       Improvements         Total
----------                  ----            ------------      ------------              ----       ------------         -----
Subtotal from previous
page                     171,199                 738,641            277,071          171,199         1,015,712        1,186,911

Newport Village              281                       -             19,700              281            19,700           19,981
New River Village          4,539                  24,968                932            4,539            25,900           30,439
Oaks of Tysons             3,819                  12,567              1,540            3,819            14,107           17,926
Ocean Crest Club           5,208                  29,405              2,190            5,208            31,595           36,803
Ocean Crest Beach         10,154                  57,300              4,237           10,154            61,537           71,691
Ocean View (formerly,
Aventura)                 11,600                  66,051              4,173           11,600            70,224           81,824
One East Delaware          6,851                  36,576                859            6,851            37,435           44,286
One Superior Place        16,907                  98,711                495           16,907            99,206          116,113
Parc Vista                 5,830                  33,222                756            5,830            33,978           39,808
Park Connecticut           4,133                  17,891              6,172            4,133            24,063           28,196
Park Lincoln (fomerly,
Park West)                 1,930                  11,670              1,268            1,930            12,938           14,868
Patriot Village                -                       -             34,641                -            34,641           34,641
2501 Porter Street         1,126                       -             18,722            1,126            18,722           19,848
Reston Landing             6,638                  37,112                665            6,638            37,777           44,415
Sagamore Towers            3,094                  17,304                398            3,094            17,702           20,796
Skyline Mall                 482                       -             14,697              482            14,697           15,179
Skyline Towers               360                       -             29,786              360            29,786           30,146
Statesman                    600                       -              6,225              600             6,225            6,825
Stonegate (formerly,
Somerset)                  8,383                  49,317              4,045            8,383            53,362           61,745
Terrace                    3,753                  21,933              1,595            3,753            23,528           27,281
Tunlaw Gardens             1,530                   5,609              2,026            1,530             7,635            9,165
Tunlaw Park                1,251                   5,414              1,065            1,251             6,479            7,730
Van Ness                  12,699                  29,997              4,085           12,699            34,082           46,781
Water Park Towers          2,500                       -             42,881            2,500            42,881           45,381
Westerly                   4,700                  19,313                540            4,700            19,853           24,553
2201 Wilson Blvd           4,198                  23,200                756            4,198            23,956           28,154

Development Properties:
Alban Towers               9,197                  10,523             18,185            9,197            28,708           37,905
Park Millennium           14,020                       -              9,671           14,020             9,671           23,691
                        --------               ---------           --------          -------         ---------        ---------
     Total               316,982               1,346,724            509,376          316,982         1,856,100        2,173,082
                        ========               =========           ========          =======         =========        =========

                               Accumulated          Net           Date of          Date      Depreciable
                              Depreciation        Property      Construction     Acquired        Lives
                              ------------        --------      ------------     --------        -----
Subtotal from previous
page                             (154,957)       1,031,954

Newport Village                   (11,406)           8,575        1971              -        5-40 years
New River Village                     (80)          30,359        2000           2000        5-40 years
Oaks of Tysons                     (1,777)          16,149        1980           1995        5-40 years
Ocean Crest Club                     (763)          36,040      1962/1966        2000        5-40 years
Ocean Crest Beach                  (1,488)          70,203        1971           2000        5-40 years
Ocean View (formerly,
Aventura)                          (1,910)          79,914        1972           1999        5-40 years
One East Delaware                  (2,990)          41,296        1989           1997        5-40 years
One Superior Place                 (2,668)         113,445        2000              -        5-40 years
Parc Vista                         (2,300)          37,508        1990           1998        5-40 years
Park Connecticut                     (423)          27,773        2000              -        5-40 years
Park Lincoln (fomerly,
Park West)                           (618)          14,250        1969           1999        5-40 years
Patriot Village                   (18,215)          16,426   1973/1975/1977         -        5-40 years
2501 Porter Street                 (6,396)          13,452      1987/1988           -        5-40 years
Reston Landing                       (508)          43,907        2000           2000        5-40 years
Sagamore Towers                         -           20,796        1977           2000        5-40 years
Skyline Mall                       (9,018)           6,161        1977              -        5-40 years
Skyline Towers                    (18,356)          11,790        1972              -        5-40 years
Statesman                          (3,938)           2,887        1961              -        5-40 years
Stonegate (formerly,
Somerset)                          (1,920)          59,825        1968           1999        5-40 years
Terrace                            (1,144)          26,137        1968           1999        5-40 years
Tunlaw Gardens                       (449)           8,716        1944           1998        5-40 years
Tunlaw Park                          (413)           7,317        1953           1998        5-40 years
Van Ness                           (3,476)          43,305        1970           1996        5-40 years
Water Park Towers                 (13,469)          31,912        1989              -        5-40 years
Westerly                           (2,633)          21,920        1995              -        5-40 years
2201 Wilson Blvd                        -           28,154        2000           2000        5-40 years

Development Properties:
Alban Towers                            -           37,905   Under construction     -
Park Millennium                         -           23,691   Under construction     -
                                 ---------       ---------
     Total                       (261,315)       1,911,767
                                 =========       =========

     The aggregate cost for Federal income tax purposes of the Company's investment in real estate was approximately $1.8 billion and $1.4 billion at December 31, 2000 and 1999, respectively.

     The changes in total real estate and accumulated depreciation for the three years ended December 31 are as follows (in thousands):


                                                      Total Real Estate Assets
                                       ---------------------------------------------------
                                              2000                1999             1998
                                              ----                ----             ----
BALANCE, Beginning of Year             $  1,781,662         $ 1,322,646         $1,014,509
   Acquisitions                             348,011             413,391            190,933
   Development                               44,637             135,257            114,347
   Improvements                              71,697              33,056             16,852
   Retirements and Write-offs               (72,925)           (122,688)           (13,995)
                                       ------------         -----------         ----------
BALANCE, End of Year                   $  2,173,082         $ 1,781,662         $1,322,646
                                       ============         ===========         ==========


                                                       Accumulated Depreciation
                                       ---------------------------------------------------
                                             2000               1999                1998
                                             ----               ----                ------
BALANCE, Beginning of Year             $    242,620         $   228,683         $  210,186
   Depreciation Expense                      44,319              33,276             28,616
   Retirements and Write-offs               (25,624)            (19,339)           (10,119)
                                       ------------         -----------         ----------

BALANCE, End of Year                   $    261,315         $   242,620         $  228,683
                                       ============         ===========         ==========

                                  EXHIBIT INDEX

 Item                                    Document                                     Page
 -----                                   --------                                     ----
  2.1   Third Party Management and Leasing, Hotel Asset Management and Corporate        -
        Services Business Transfer Agreement by and between Charles E. Smith
        Residential Realty, Inc. and Smith Property Management, Inc.
        (Incorporated by reference to Exhibit No. 2.1 of the Company's Form 10-K for the year ended December 31, 1994)

  2.2   REIT Properties Management and Leasing Business Transfer Agreement by           -
        and between Charles E. Smith Management, Inc. and Charles E. Smith
        Residential Realty L.P. (Incorporated by reference to Exhibit No. 2.2 of the Company's Form 10-K for the year ended December 31, 1994)

  2.3   Assignment by Robert H. Smith, Clarice R. Smith, Robert P. Kogod and            -
        Arlene R. Kogod to Charles E. Smith Management, Inc. of 99% of all
        Partnership Interests of Residential Associates Limited Partnership
        (Incorporated by reference to Exhibit No. 2.3 of the Company's Form 10-K for the year ended December 31, 1994)

  2.4   Assignment and Assumption Agreement by Residential Associates Limited           -
        Partnership and Charles E. Smith Residential Realty L.P. (Incorporated
        by reference to Exhibit No. 2.4 of the Company's Form 10-K for the year ended December 31, 1994)

  2.5   Debt Assumption Agreement and Accord and Satisfaction of Debt by Charles        -
        E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P.
        (Incorporated by reference to Exhibit No. 2.5 of the Company's Form 10-K for the year ended December 31, 1994)

  2.6   Debt Contribution Agreement between Charles E. Smith Management, Inc.           -
        and Charles E. Smith Residential Realty L.P. (the "Operating
        Partnership") (Incorporated by reference to Exhibit No. 2.6 of the
        Company's Form 10-K for the year ended December 31, 1994)

  3.1   Amended and Restated Articles of Incorporation of Charles E. Smith              -
        Residential Realty, Inc. (the "Company") (Incorporated by reference to
        Exhibit No. 3.1 of the Company's Registration Statement on Form S-11,
        No. 33-75288)

  3.2   Articles of Amendment to Articles of Amendment and Restatement of               -
        Articles of Incorporation of Charles E. Smith Residential Realty, Inc.
        (Incorporated by reference to Exhibit No. 3.2 of the Company's Form 10-K for the year ended


Item                                 Document                                         Page
-----                                --------                                         ----
        December 31, 1998)

  3.3   Amended and Restated Bylaws of the Company (Incorporated by reference to        -
        Exhibit 3.2 in the Company's Registration Statement on Form S-3 (File
        No. 33-93986))

  3.4   Articles Supplementary to Amended and Restated Articles of Incorporation        -
        of the Company (Incorporated by reference to Exhibit No. 3.1 of
        Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1997)

  3.5   Articles Supplementary of the Company for Classifying and Designating           -
        Series B Cumulative Convertible Redeemable Preferred Stock (Incorporated
        by reference to Exhibit No. 4.1 of the Company's Report on Form 8-K
        dated October 3, 1997 and filed October 20, 1997)

  3.6   Certificate of Correction relating to Articles Supplementary for Series         -
        B Cumulative Convertible Redeemable Preferred Stock (Incorporated by
        reference to Exhibit No. 4.2 of the Company's Report on Form 8-K dated
        October 3, 1997 and filed October 20, 1997)

  3.7   Articles Supplementary for Series C Cumulative Redeemable Preferred             -
        Stock (Incorporated by reference to Exhibit No. 3.5 in the Company's
        Registration Statement on Form S-3, File No. 333-17053)

  3.8   Articles Supplementary of the Company for Classifying and Designating a         -
        Series of Preferred Stock as Series D Junior Participating Preferred
        Stock and Fixing Distribution and Other Preferences and Rights of Such
        Series (Incorporated by reference to Exhibit No. 3.8 of the Company's
        Form 10-K for the year ended December 31, 1998)

  3.9   Articles Supplementary of the Company for Classifying and Designating           -
        Series E Cumulative Convertible Redeemable Preferred Stock (Incorporated
        by reference to Exhibit 99.1 of the Company's Quarterly Report on Form
        10-Q for the Quarter Ended June 30, 1999)

 3.10   Articles Supplementary of the Company for Classifying and Designating           -
        Series F Cumulative Convertible Redeemable Preferred Stock (Incorporated
        by reference to Exhibit No. 99.2 of the Company's Quarterly Report on
        Form 10-Q for the Quarter Ended June 30, 1999)

 3.11   Articles Supplementary of the Company for Classifying and Designating           -
        Series G Cumulative Convertible Redeemable Preferred Stock (Incorporated


Item                                 Document                                         Page
-----                                --------                                         ----
        by reference to Exhibit No. 99.3 of the Company's Quarterly Report on
        Form 10-Q for the Quarter Ended June 30, 1999)

 3.12   Articles Supplementary of the Company for Classifying and Designating           -
        Series H Cumulative Convertible Redeemable Preferred Stock (Incorporated
        by reference to Exhibit No. 99.1 of the Company's Quarterly Report on
        Form 10-Q for the Quarter Ended September 30, 1999)

 3.13   Certificate of Amendment of Amended and Restated By-laws of Charles E.          -
        Smith Residential Realty, Inc. (Incorporated by reference to Exhibit No.
        3.13 of the Company's form 10-K for the year ended December 31, 1999)

  4.1   First Amended and Restated Agreement of Limited Partnership of the              -
        Operating Partnership, as amended (Incorporated by reference to Exhibit
        No. 4.1 of the Company's Form 10-K for the year ended December 31, 1994)

  4.2   Certificate of Limited Partnership of the Operating Partnership                 -
        (Incorporated by reference to Exhibit No. 4.2 of the Company's Form 10-K for the year ended December 31, 1994)

  4.3   Ninth Amendment to Amended and Restated Agreement of Limited Partnership        -
        of the Operating Partnership (Incorporated by reference to Exhibit No.
        4.1 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended
        June 30, 1997)

  4.4   Tenth Amendment to Amended and Restated Agreement of Limited Partnership        -
        of the Operating Partnership (Incorporated by reference to Exhibit No.
        4.4 of the Company's Form 10-K for the year ended December 31, 1997)

  4.5   Fifteenth Amendment to First Amended and Restated Agreement of Limited          -
        Partnership of the Operating Partnership (Incorporated by reference to
        Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q for the
        Quarter Ended March 31, 1998)

  4.6   Seventeenth Amendment to First Amended and Restated Agreement of Limited        -
        Partnership of the Operating Partnership (Incorporated by reference to
        Exhibit No. 4.6 of the Company's Form 10-K for the year ended December
        31, 1998)

 10.1   Noncompetition Agreement by and among the Company, the Operating                -
        Partnership and Robert P. Kogod and Robert H. Smith (Incorporated by
        reference to Exhibit No. 10.1 of the Company's Form 10-K for the year ended


Item                                 Document                                         Page
-----                                --------                                         ----
        December 31, 1994)

 10.2   Registration Rights and Lock-up Agreement (Incorporated by reference to         -
        Exhibit No. 10.2 of the Company's Form 10-K for the year ended December
        31, 1994)

 10.3   Pledge Agreement (Incorporated by reference to Exhibit No. 10.3 of the          -
        Company's Form 10-K for the year ended December 31, 1994)

 10.4   First Amended and Restated 1994 Employee Stock and Unit Option Plan             -
        (Incorporated by reference to Exhibit No. 10.4 of the Company's Form 10-
        K for the year ended December 31, 1994)

 10.5   First Amended and Restated 1994 Employee Restricted Stock and Restricted        -
        Unit Plan (Incorporated by reference to Exhibit No. 10.5 of the
        Company's Form 10-K for the year ended December 31, 1994)

 10.6   Non-Employee Directors Stock Option Plan (Incorporated by reference to          -
        Exhibit No. 10.6 of the Company's Form 10-K for the year ended December
        31, 1994)

 10.7   Subscription Agreement (Incorporated by reference to Exhibit No. 10.7 of        -
        the Company's Form 10-K for the year ended December 31, 1994)

 10.8   Voting Stock Partnership Agreement for Smith Property Management                -
        Partnership (Incorporated by reference to Exhibit No. 10.8 of the
        Company's Form 10-K for the year ended December 31, 1994)

 10.9   Voting Stock Partnership Agreement for Smith Management Construction            -
        Partnership (Incorporated by reference to Exhibit No. 10.9 of the
        Company's Form 10-K for the year ended December 31, 1994)

10.10   Voting Stock Partnership Agreement for Consolidated Engineering Services        -
        Partnership (Incorporated by reference to Exhibit No. 10.10 of the
        Company's Form 10-K for the year ended December 31, 1994)

10.11   Amended and Restated Articles of Incorporation of Smith Realty Company          -
        (Incorporated by reference to Exhibit No. 10.11 of the Company's Form 10-
        K for the year ended December 31, 1994

10.12   By-Laws of Smith Property Management, Inc. (Incorporated by reference to        -
        Exhibit No. 10.12 of the Company's Registration Statement on Form S-11,
        No. 33-75288)


Item                                 Document                                         Page
-----                                --------                                         ----
10.13   Articles of Incorporation of Smith Management Construction, Inc.                -
        (Incorporated by reference to Exhibit No. 10.13 of the Company's
        Registration Statement on Form S-11, No. 33-75288)

10.14   By-Laws of Smith Management Construction, Inc. (Incorporated by                 -
        reference to Exhibit No. 10.14 of the Company's Registration Statement
        on Form S-11, No. 33-75288)

10.15   Articles of Incorporation of Consolidated Engineering Services, Inc.            -
        (Incorporated by reference to Exhibit No. 10.15 of the Company's
        Registration Statement on Form S-11, No. 33-75288)

10.16   By-Laws of Consolidated Engineering Services, Inc. (Incorporated by             -
        reference to Exhibit No. 10.16 of the Company's Registration Statement
        on Form S-11, No. 33-75288)

10.17   Certificate of Incorporation of Smith One, Inc. (Incorporated by                -
        reference to Exhibit No. 10.17 of the Company's Registration Statement
        on Form S-11, No. 33-75288)

10.18   By-Laws of Smith One, Inc. (Incorporated by reference to Exhibit No.            -
        10.18 of the Company's Registration Statement on Form S-11, No. 33-
        75288)

10.19   Agreement of Limited Partnership of Smith Property Holdings One L.P.            -
        (Incorporated by reference to Exhibit No. 10.19 of the Company's Form 10-
        K for the year ended December 31, 1994)

10.20   Agreement of Limited Partnership of Smith Property Holdings One (D.C.)          -
        L.P. (Incorporated by reference to Exhibit No. 10.20 of the Company's
        Form 10-K for the year ended December 31, 1994)

10.21   Certificate of Incorporation of Smith Two, Inc. (Incorporated by                -
        reference to Exhibit No. 10.21 of the Company's Registration Statement
        on Form S-11, No. 33-75288)

10.22   By-Laws of Smith Two, Inc. (Incorporated by reference to Exhibit No.            -
        10.22 of the Company's Registration Statement on Form S-11, No. 33-
        75288)

10.23   Agreement of Limited Partnership of Smith Property Holdings Two                 -
        L.P.(Incorporated by reference to Exhibit No. 10.23 of the Company's
        Form 10-K for the year ended December 31, 1994)


Item                                 Document                                         Page
-----                                --------                                         ----
10.24   Agreement of Limited Partnership of Smith Property Holdings Two (D.C.)          -
        L.P. (Incorporated by reference to Exhibit No. 10.24 of the Company's
        Form 10-K for the year ended December 31, 1994)

10.25   Certificate of Incorporation of Smith Three, Inc. (Incorporated by              -
        reference to Exhibit No. 10.25 of the Company's Registration Statement
        on Form S-11, No. 33-75288)

10.26   By-Laws of Smith Three, Inc. (Incorporated by reference to Exhibit No.          -
        10.26 of the Company's Registration Statement on Form S-11, No. 33-
        75288)

10.27   Agreement of Limited Partnership of Smith Property Holdings Three L.P.          -
        (Incorporated by reference to Exhibit No. 10.27 of the Company's Form 10-
        K for the year ended December 31, 1994)

10.28   Agreement of Limited Partnership of Smith Property Holdings Three (D.C.)        -
        L.P. (Incorporated by reference to Exhibit No. 10.28 of the Company's
        Form 10-K for the year ended December 31, 1994)

10.29   Certificate of Incorporation of Smith Four, Inc. (Incorporated by               -
        reference to Exhibit No. 10.29 of the Company's Registration Statement
        on Form S-11, No. 33-75288)

10.30   By-Laws of Smith Four, Inc. (Incorporated by reference to Exhibit No.           -
        10.30 of the Company's Registration Statement on Form S-11, No. 33-
        75288)

10.31   Agreement of Limited Partnership of Smith Property Holding Four L.P.            -
        (Incorporated by reference to Exhibit No. 10.31 of the Company's Form 10-
        K for the year ended December 31, 1994)

10.32   Amended and Restated Certificate of Incorporation of Smith Five, Inc.           -
        (Incorporated by reference to Exhibit No. 10.32 of the Company's Form 10-
        K for the year ended December 31, 1994)

10.33   By-Laws of Smith Five, Inc. (Incorporated by reference to Exhibit No.           -
        10.33 of the Company's Registration Statement on Form S-11, No. 33-
        75288)

10.34   Agreement of Limited Partnership of Smith Property Holdings Five (D.C.)         -
        L.P. (Incorporated by reference to Exhibit No. 10.34 of the Company's
        Form 10-K for the year ended December 31, 1994)


Item                                 Document                                         Page
-----                                --------                                         ----
10.35   License Agreement between Charles E. Smith Management, Inc. and the             -
        Company (Incorporated by reference to Exhibit No. 10.35 of the Company's
        Form 10-K for the year ended December 31, 1994)

10.36   License Agreement between Charles E. Smith Management, Inc. and the             -
        Operating Partnership (Incorporated by reference to Exhibit No. 10.36 of the Company's Form 10-K for the year ended December 31, 1994)

10.37   Agreement of Limited Partnership of Smith Property Holdings Five L.P.           -
        (Incorporated by reference to Exhibit No. 10.0 of the Company's
        Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1994)

10.38   Certificate of Limited Partnership of Smith Property Holdings Five L.P.         -
        (Incorporated by reference to Exhibit No. 10.38 of the Company's Form 10-
        K for the year ended December 31, 1994)

10.39   Deed of Trust and Security Agreement between Smith Property Holdings            -
        Three L.P. ("Smith Three") and The Northwestern Mutual Life Insurance
        Company ("Northwestern") (Incorporated by reference to Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended
        June 30, 1994)

10.40   Guarantee of Recourse Obligations by Smith Three and the Operating              -
        Partnership (Incorporated by reference to Exhibit No. 10.3 of the
        Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1994)

10.41   Absolute Assignment of Leases and Rents between Smith Three and                 -
        Northwestern (Incorporated by reference to Exhibit No. 10.4 of the
        Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1994)

10.42   Promissory Note of Smith Three to Northwestern (Incorporated by                 -
        reference to Exhibit No. 10.5 of the Company's Quarterly Report on Form
        10-Q for the Quarter Ended June 30, 1994)

10.43   Purchase Money Deed of Trust and Security Agreement between Smith               -
        Property Holdings Three (D.C.) L.P. ("Smith Three D.C.") and
        Northwestern (Incorporated by reference to Exhibit No. 10.6 of the
        Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1994)

10.44   Guarantee of Recourse Obligations by Smith Three D.C. and the Operating         -
        Partnership (Incorporated by reference to Exhibit No. 10.7 of the
        Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1994)


Item                                 Document                                         Page
-----                                --------                                         ----
10.45   Absolute Assignment of Leases and Rents between Smith Three D.C. and            -
        Northwestern (Incorporated by reference to Exhibit No. 10.8 of the
        Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1994)

10.46   Purchase Money Promissory Note of Smith Three D.C. to Northwestern              -
        (Incorporated by reference to Exhibit No. 10.9 of the Company's
        Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.47   Supplemental Loan Agreement by and among Smith Property Holdings Two            -
        L.P. ("Smith Two"), Smith Property Holdings Two (D.C.) L.P. ("Smith Two
        D.C.") and Green Park Financial Limited Partnership ("Green Park")
        (Incorporated by reference to Exhibit No. 10.47 of the Company's Form 10-
        K for the year ended December 31, 1998)

10.48   Supplemental Loan Agreement by and among Smith Property Holdings One            -
        L.P. ("Smith One D.C."), Smith Property Holdings One (D.C.) L.P. ("Smith
        One D.C.") and GMAC (Incorporated by reference to Exhibit No. 10.13 of the Company's Quarterly Report on Form 10-Q for the Quarter Ended June
        30, 1994)

10.49   Multifamily Note of Smith One to GMAC (Incorporated by reference to             -
        Exhibit No. 10.14 of the Company's Quarterly Report on Form 10-Q for the
        Quarter Ended June 30, 1994)

10.50   Multifamily Note of Smith One D.C. to GMAC (Incorporated by reference to        -
        Exhibit No. 10.15 of the Company's Quarterly Report on Form 10-Q for the
        Quarter Ended June 30, 1994)

10.51   Absolute Assignment of Leases and Rents by Smith One D.C. to GMAC               -
        (Incorporated by reference to Exhibit No. 10.16 of the Company's
        Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.52   Property Management Agreement by and between Smith One and the Operating        -
        Partnership (Incorporated by reference to Exhibit No. 10.17 of the
        Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
        1994)

10.53   Multifamily Deed of Trust, Assignment of Rents and Security Agreement           -
        between Smith One D.C. and GMAC (Incorporated by reference to Exhibit
        No. 10.18 of the Company's Quarterly Report on Form 10-Q for the Quarter
        Ended June 30, 1994)


Item                                 Document                                         Page
-----                                --------                                         ----
10.54   Commercial Leasing and Property Management Agreement between Smith Three        -
        and the Operating Partnership (Incorporated by reference to Exhibit No.
        10.19 of the Company's Quarterly Report on Form 10-Q for the Quarter
        Ended June 30, 1994)

10.55   Agreement of Limited Partnership of Smith Employment Services L.P.              -
        (Incorporated by reference to Exhibit No. 10.58 of the Company's Form 10-
        K for the year ended December 31, 1994)

10.56   Certificate of Limited Partnership of Smith Employment Services L.P.            -
        (Incorporated by reference to Exhibit No. 10.59 of the Company's Form 10-
        K for the year ended December 31, 1994)

10.57   Second Restated and Amended Agreement of Limited Partnership of First           -
        Herndon Associated Limited Partnership (Incorporated by reference to
        Exhibit No. 10.1 of the Company's Quarterly Report on Form 10-Q for the
        Quarter Ended June 30, 1995)

10.58   Second Amendment to the Certificate of Limited Partnership of First             -
        Herndon Associates Limited Partnership (Incorporated by reference to
        Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-Q for the
        Quarter Ended June 30, 1995)

10.59   Certificate of Incorporation of Smith Six, Inc. (Incorporated by                -
        reference to Exhibit No. 10.1 of the Company's Quarterly Report on Form
        10-Q for the Quarter Ended March 31, 1995)

10.60   By-Laws of Smith Six, Inc. (Incorporated by reference to Exhibit No.            -
        10.2 of the Company's Quarterly Report on Form 10-Q for the Quarter
        Ended March 31, 1995)

10.61   Agreement of Limited Partnership of Smith Property Holdings Six L.P.            -
        (Incorporated by reference to Exhibit No. 10.3 of the Company's
        Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

10.62   Agreement of Limited Partnership of Smith Property Holdings Six (D.C.)          -
        L.P. (Incorporated by reference to Exhibit No. 10.4 of the Company's
        Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

10.63   Certificate of Incorporation of Smith Seven, Inc. (Incorporated by              -
        reference to Exhibit No. 10.66 of the Company's Form 10-K for the year ended December 31, 1995)


Item                                 Document                                         Page
-----                                --------                                         ----
10.64   By-Laws of Smith Seven, Inc. (Incorporated by reference to Exhibit No.          -
        10.67 of the Company's Form 10-K for the year ended December 31, 1995)

10.65   Agreement of Limited Partnership of Smith Property Holdings Seven L.P.          -
        (Incorporated by reference to Exhibit No. 10.68 of the Company's Form 10-
        K for the year ended December 31, 1995)

10.66   Commitment for Mortgage Loan to the Operating Partnership from                  -
        Northwestern Mutual Life Insurance Company (Incorporated by reference to
        Exhibit No. 10.69 of the Company's Form 10-K for the year ended December
        31, 1995)

10.67   First Amendment to First Amended and Restated Agreement of 1994 Employee        -
        Stock and Unit Option Plan of Charles E. Smith Residential Realty, Inc.
        (Incorporated by reference to Exhibit 4.9 in the Company's Registration
        Statement on Form S-8, File No. 333-67421)

10.68   Second Amendment to First Amended and Restated Agreement of 1994                -
        Employee Stock and Unit Option Plan of Charles E. Smith Residential
        Realty, Inc. (Incorporated by reference to Exhibit No. 10.71 of the
        Company's Form 10-K for the year ended December 31, 1998)

10.69   Rights Agreement between Charles E. Smith Residential Realty, Inc. and          -
        First Union National Bank, as Rights Agent (Incorporated by reference to
        Exhibit No. 10.72 of the Company's Form 10-K for the year ended December
        31, 1998)

10.70   Third Amendment to First Amended and Restated 1994 Employee Restricted          -
        Stock and Unit Option Plan of Charles E. Smith Residential Realty, Inc.
        (Incorporated by reference to Exhibit No. 10.73 of the Company's Form 10-
        K for the year ended December 31, 1999)

10.71   First Amendment to First Amended and Restated 1994 Employee Restricted          -
        Stock and Restricted Unit Plan of Charles E. Smith Residential Realty,
        Inc. (Incorporated by reference to Exhibit 10.74 of the Company's Form
        10-K for the year ended December 31, 1999)

10.72   Fourth Amendment to First Amended and Restated 1994 Employee Stock and          -
        Unit Option Plan of Charles E. Smith Residential Realty, Inc.
        (Incorporated by reference to Exhibit 10.75 of the Company's Form 10-K for the year ended December 31, 1999)

10.73   Fifth Amendment to First Amended and Restated 1994 Employee Stock and          E-1


Item                                 Document                                         Page
-----                                --------                                         ----
        Unit option Plan of E-1 Charles E. Smith Residential Realty, Inc.

10.74   Credit Agreement By and Among Smith Property Holdings Lincoln Towers LLC        -
        and Smith Property Holdings McClurg Court LLC, as Borrower and Columbia
        National Real Estate Finance, Inc., as Lender. (Incorporated by
        reference to Exhibit 99.1 in the Company's Quarterly Report on Form 10-Q
        for the Quarter Ended June 30, 2000)

10.75   Credit Agreement ($100,000,000 Revolving Line of Credit) between               E-2
        the Operating Partnership and PNC Bank, National Association,
        et al.

10.76   Credit Agreement ($50,000,000 Revolving Line of Credit) between                E-3
        the Operating Partnership and PNC Bank, National Association,
        et al.

   21   Subsidiaries of the Registrant                                                 E-4

 23.1   Consent of Arthur Andersen LLP                                                 E-5

   27   Financial Data Schedule                                                         -