Form 10-Q
period 2001-03-31
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 2001-05-02
CIK 919004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ___________________
                                   FORM 10-Q

       [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                     For the quarter ended March 31, 2001

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

   As of April 20, 2001, there were 22,740,634 shares of Common Stock of the Registrant issued and outstanding.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                   FORM 10-Q
                                     INDEX



                                                                     Pages
                                                                     -----
PART I:   FINANCIAL INFORMATION

Item 1:   Financial Statements

          Charles E. Smith Residential Realty, Inc. Financial
          Statements as of March 31, 2001 and December 31, 2000,
          Filed as a Part of This Report

          Consolidated Balance Sheets                                   3

          Consolidated Statements of Operations                         4

          Consolidated Statements of Shareholders' Equity               5

          Condensed Consolidated Statements of Cash Flows               6

          Notes to Consolidated Financial Statements                    7

  Item 2: Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 14

PART II:  OTHER INFORMATION                                             25

SIGNATURES                                                              26

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)




                                                                       March 31, 2001     December 31, 2000
                                                                   --------------------   -------------------
                                                                          (Unaudited)
         ASSETS

Rental property, net                                                 $  1,867,381          $  1,850,171
Rental property under development                                          77,518                61,596
Escrow funds                                                                6,873                 6,483
Investment in and advances to unconsolidated Property
  Service Businesses                                                      111,863                89,244
Investment in unconsolidated properties                                    55,175                32,397
Deferred charges, net                                                      20,447                16,975
Security deposits                                                           9,114                 8,807
Other assets                                                               22,415                 9,559
                                                                       -----------           -----------
                                                                     $  2,170,786          $  2,075,232
                                                                       ===========           ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Mortgage loans and notes payable:
         Mortgage loans                                              $  1,109,088          $  1,064,845
         Construction loans                                                22,137                14,859
         Lines of credit                                                  175,000               144,000
                                                                       -----------           -----------
             Total mortgage loans and notes payable                     1,306,225             1,223,704
     Accounts payable and accrued expenses                                 46,127                47,387
     Security deposits                                                      9,114                 8,807
                                                                       -----------           -----------
         Total liabilities                                              1,361,466             1,279,898
                                                                       -----------           -----------

Commitments and contingencies

Minority Interest                                                         235,419               239,765

Shareholders' equity
     Preferred stock, at liquidation value                                251,500               251,500
     Common stock - $0.01 par value; 80,000,000 shares authorized;
         22,698,543 and 21,916,759 shares issued and outstanding
         at March 31, 2001 and December 31, 2000, respectively                226                   219
     Additional paid-in capital                                           250,445               231,021
     Retained earnings                                                     71,730                72,829
                                                                       -----------           -----------
          Total shareholders' equity                                      573,901               555,569
                                                                       -----------           -----------
                                                                     $  2,170,786          $  2,075,232
                                                                       ===========           ===========


   The accompaning notes are an tegral part of these consolidated statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                           For the Three Months
                                                                             Ended March 31,
                                                                   ----------------------------------
                                                                         2001               2000
                                                                   ---------------      -------------

Revenue                                                                $106,576           $88,854

Expenses:
     Operating costs                                                    (36,450)          (27,933)
     Real estate taxes                                                   (9,043)           (7,566)
     Depreciation and amortization                                      (12,592)          (10,567)
                                                                        --------          --------
         Total expenses                                                 (58,085)          (46,066)

Equity in income of unconsolidated properties                               895               783

Equity in income of unconsolidated Property Service Businesses            2,983               519

Corporate general and administrative expenses                            (3,856)           (2,695)
Interest income                                                             119                63
Interest expense                                                        (21,992)          (17,856)
                                                                        --------          --------

Net income of the Operating Partnership                                  26,640            23,602

Minority Interest                                                        (8,538)           (7,977)
                                                                        --------          -------

Net income                                                               18,102            15,625

Less:    Income attributable to preferred shares                         (5,197)           (5,011)
                                                                        --------          -------

Net income attributable to common shares                                $12,905           $10,614
                                                                        ========           =======

Earnings per common share - basic                                       $  0.58           $  0.51
                                                                        ========           =======

Earnings per common share - diluted                                     $  0.56           $  0.51
                                                                        ========           =======

 See accompanying notes are an integral part of these consolidated statements

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)




      Common                                                                                       Additional
      Stock                                                     Preferred     Common    Paid-in     Retained
   Outstanding                                                    Stock        Stock    Capital     Earnings     Total
------------------------------------------------------------------------------------------------------------------------

       20,673,039  Balance, December 31, 1999                 $   251,500    $   207   $ 200,367  $   29,290   $481,364

                      Operating Partnership equity exchanged
                -        for acquisitions                               -          -       1,270           -      1,270
                      Conversion of Operating Partnership
          332,395        units to Common Stock                          -          3          (3)          -          -
          559,802     Proceeds from issuance of Common Stock            -          6      21,632           -     21,638
                -     Amortization of grants                            -          -         979           -        979
          307,928     Exercise of options                               -          3       9,155           -      9,158
           43,595     Stock grants awarded                              -          -           -           -          -
                -     Net income                                        -          -           -     114,939    114,939
                -     Dividends                                         -          -           -     (71,400)   (71,400)
                -     Other                                             -          -         (81)          -        (81)
                -     Adjustment for Minority Interest                  -          -      (2,298)          -     (2,298)
-----------------                                             ------------    -------  ---------- ------------ ----------
       21,916,759  Balance, December 31, 2000                 $   251,500    $   219   $ 231,021  $   72,829   $555,569

                      Conversion of Operating Partnership
          289,742        units to Common Stock                          -          3          (3)          -          -
          100,310     Proceeds from issuance of Common Stock            -          1       4,624           -      4,625
                -     Amortization of grants                            -          -         275           -        275
          323,057     Exercise of options                               -          3       9,499           -      9,502
           68,675     Stock grants awarded                              -          -           -           -          -
                -     Net income                                        -          -           -      18,102     18,102
                -     Dividends                                         -          -           -     (19,201)   (19,201)
                -     Other                                             -          -         (57)          -        (57)
                -     Adjustment for Minority Interest                  -          -       5,086           -      5,086
-----------------                                             ------------    -------  ---------- ------------ ----------

       22,698,543     Balance, March 31, 2001 (unaudited)     $   251,500    $   226   $ 250,445  $   71,730   $573,901
=================                                             ============    =======  ========== ============ ==========


The accompanying notes are an integral part of these consolidated satements.

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                   -------------------------------
                                                                                         2001            2000
                                                                                   ---------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES                                                   $ 25,239       $  24,750

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of rental property                                    (18,237)       (103,193)
     Additions to rental property                                                       (27,223)         (9,780)
     Increase in investment in and advances to unconsolidated Property
        Service Businesses                                                              (22,619)         (9,433)
     Increase in investment in unconsolidated properties                                (22,808)         (2,443)
     Acquisition deposits and other                                                      (1,816)         10,614
                                                                                        --------    ------------
                Net cash used in investing activities                                   (92,703)       (114,235)
                                                                                        --------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in deferred charges                                                        (2,210)           (472)
     Proceeds from issuance of common stock, net                                         14,117           2,604
     Mortgage loans, net                                                                 44,243          48,086
     Lines of credit, net                                                                31,000          51,000
     Construction loans, net                                                              7,278           2,687
     Dividends and distributions - Common                                               (20,818)        (19,052)
     Dividends and distributions - Preferred                                             (6,099)         (5,925)
     Other, net                                                                             (47)              -
                                                                                        --------    ------------
                Net cash provided by financing activities                                67,464          78,928
                                                                                        --------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     -         (10,557)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                -          10,557
                                                                                        --------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $      -               -
                                                                                        ========    ============

SUPPLEMENTAL INFORMATION:
         Cash paid during the period for interest                                        22,981               -
         Capitalized interest                                                             1,360           1,499
         Purchase of property in exchange for Operating Partnership units                     -          14,405
         Purchase of property in exchange for assumption of debt                              -          28,169
         Proceeds from sale of rental property held in escrow                                 -           8,127
         Purchase of property with escrow proceeds                                            -           8,127


The accompanying notes are an integral part of these consolidated statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty, Inc. (the "Company"), Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships, and Smith Realty Company ("SRC"). The Company consolidates the Operating Partnership due to the Company's control as sole general partner. On January 1, 2001, the Company began consolidating SRC due to the Company's 99% controlling interest in SRC. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of March 31, 2001 and the results of operations for the interim periods ended March 31, 2001 and 2000. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K.

     The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of March 31, 2001, the Operating Partnership owned 59 operating multifamily properties containing 27,186 apartment units, had 480 units under construction at one owned site, had 226 units under construction at one site for which the Company owned substantially all of the economic interest, and had an agreement to purchase 383 units at one additional site. The Operating Partnership also had interests in four operating multifamily properties totaling 1,724 apartment units and in one property under construction totaling 630 units. In addition, the Operating Partnership owned one freestanding retail shopping center aggregating 205,000 square feet. The Company's properties are located in the Washington, D.C., Chicago, Boston and Southeast Florida metropolitan areas.


2.   DEBT

     In February 2001, the Company closed on two unsecured credit facilities totaling $150 million from bank groups led by PNC Bank, N.A., as administrative agent, which refinanced existing credit facilities scheduled to mature in March 2001. Draws upon the new lines are subject to certain unencumbered asset requirements and bear interest based on London Interbank Offer Rate (LIBOR) plus an applicable margin of 85 to 125 basis points based on the leverage ratio of the Company. If the Company chooses to and obtains an Investment Grade Rating the applicable margin will be between 62.5 and 100 basis points over LIBOR based on such rating. The Company also pays a quarterly fee ranging from 0.125% to 0.20% on the full amount available under the lines of credit, depending upon the applicable leverage ratio or investment rating. The line of credit agreements contain certain restrictive covenants, including maintenance of minimum equity value, debt to equity ratios and debt service coverage requirements.

     In March 2001, the Company closed on two second mortgage loans totaling $31.1 million. The $23.4 million loan has a fixed interest rate of 6.795% and is collateralized by Crystal Towers. The $7.7 million loan has a fixed interest rate of 6.62% and is collateralized by 2000 Commonwealth. The loans require monthly payments of interest only and mature coterminous with their respective first mortgages in January 2006 and January 2007, respectively.

     In March 2001, the Company refinanced an existing $12.3 million mortgage loan on The Consulate with a $27.0 million mortgage loan. The new loan has a fixed interest rate of 6.7% and requires monthly payments of interest only through March 2011, at which time principal amortization begins using a 30-year amortization schedule with a balloon payment due March 2012.

3.   INVESTMENT IN AND ADVANCES TO PROPERTY SERVICE BUSINESSES

     In January 2001 the Company and the Property Service Businesses ("PSB") elected to treat each PSB as a taxable REIT subsidiary. In addition, SRC also converted the Company's 99% non-voting stock into voting stock resulting in the Company's control of SRC. Accordingly, the Company began consolidating the financial results of SRC in 2001 instead of using the equity method of accounting. This had no impact to net income but simply changed the financial statement presentation of SRC's results.

     In February 2001, Consolidated Engineering Services, Inc. ("CES") acquired Commonwealth Air Conditioning and Heating, Inc., one of the largest independent service contractors in the metropolitan Boston, Massachusetts area. The purchase price of $19.1 million consisted of 100,310 shares of common stock (purchased by CES from the Company) and cash. CES funded the transaction through the Operating Partnership in exchange for a promissory note.

     In March 2001, CES closed on a twelve-month $50 million line of credit with PNC Bank and Commerzbank replacing an expiring facility. The line is guaranteed by the Operating Partnership and bears interest based on LIBOR plus an applicable margin of 75 to 115 basis points based on the leverage ratio of the Company. The current borrowing rate is LIBOR plus 100 basis points. CES also pays a quarterly fee of 10 basis points on the full amount available under the line.


4.   INVESTMENT IN UNCONSOLIDATED PROPERTIES

     In February 2001, the Company entered into and funded a $23.8 million participating loan collateralized by Plaza 440, a 457-unit luxury high-rise property in downtown Chicago. The loan, which matures September 1, 2009, provides the Company with a 90% participation in the property cash flow after debt service if certain minimum property performance thresholds are met. Otherwise, the Company will earn a fixed interest rate of 7%. The loan is subordinate to a first mortgage of $63 million at 7%. After two years, the loan agreement provides the Company the option to convert its loan to an ownership interest. Simultaneous with the loan transaction, Smith Realty Company entered into a multi-year property management agreement with the owner.


5.   SHAREHOLDERS' EQUITY

     The following table sets forth the Company's issued and outstanding preferred shares:

                                                                          March 31,   December 31,
                                                                            2001         2000
                                                                          --------    -----------
                                                                              (in thousands)
Series A Cumulative Convertible Redeemable Preferred Stock,
   $0.01 par value; 2,640,325 shares authorized; liquidation
   preference of $27.08; 2,640,325 shares issued and
   outstanding at March 31, 2001 and December 31, 2000,
   respectively                                                           $ 71,500      $ 71,500

Series C Cumulative Redeemable Preferred Stock, $0.01 par value;
   500 shares authorized; liquidation preference of $100,000;
   500 shares issued and outstanding at March 31, 2001 and
   December 31, 2000, respectively                                          50,000        50,000

Series E Cumulative Convertible Redeemable Preferred Stock,
   $0.01 par value; 684,931 shares authorized; liquidation
   preference of $36.50; 684,931 shares issued and outstanding
   at March 31, 2001 and December 31, 2000, respectively                    25,000        25,000

Series F Cumulative Convertible Redeemable Preferred Stock,
   $0.01 par value; 666,667 shares authorized; liquidation
   preference of $37.50; 666,667 shares issued and outstanding
   at March 31, 2001 and December 31, 2000, respectively                    25,000        25,000

Series G Cumulative Convertible Redeemable Preferred Stock,
   $0.01 par value; 641,026 shares authorized; liquidation
   preference of $39.00; 641,026 shares issued and outstanding
   at March 31, 2001 and December 31, 2000, respectively                    25,000        25,000

Series H Cumulative Convertible Redeemable Preferred Stock,
   $0.01 par value; 4,040,404 shares authorized; liquidation
   preference of $25.00; 2,200,000 shares issued and outstanding
   at March 31, 2001 and December 31, 2000, respectively                    55,000        55,000
                                                                          --------      --------

                                                                          $251,500      $251,500
                                                                          ========      ========

6.   PER SHARE DATA

     Earnings per common share of the Company for the three months ended March 31, 2001 and 2000 is computed based on weighted average common shares/units outstanding during the period as follows (in millions):

                                                        Three Months Ended March 31,
                                        ---------------------------------------------------------
                                                   2001                             2000
                                        --------------------------       ------------------------
                                           Basic          Diluted           Basic         Diluted
                                        ----------      ----------       ----------      --------
Weighted Average Common Shares                22.4            23.3             20.8          21.1
Weighted Average Common Operating
 Partnership Units/1/                         13.2            13.2             13.8          13.8

/1/ Represents Operating Partnership units not held by the Company

     Operating Partnership units not held by the Company may be redeemed at the Unitholders' sole discretion. Such redemption may be made for cash at the then fair value of the Company's common stock, or, at the option of the Company, for shares of common stock of the Company on a one-for-one basis, which does not have a dilutive effect. A total of 289,742 Operating Partnership units were redeemed for shares of common stock during the three months ended March 31, 2001.

     A reconciliation of income and shares used to calculate basic and diluted earnings per common share for the three months ended March 31, 2001 follows (dilutive securities had no effect on earnings for the three months ended March 31, 2000):

                                                                     Weighted      Per Share
                                                      Income      Average Shares     Amount
                                                  --------------  ---------------  ----------
                                                  (In Thousands)  (In Thousands)
Three Months Ended March 31, 2001:
---------------------------------
Income                                                  $26,640
Minority Interest                                        (8,538)
Income attributable to Preferred Shares                  (5,197)
                                                        -------
Earnings per common share - Basic
    Income attributable to common shareholders           12,905        22,415      $ 0.58
Effect of dilutive securities:/(1)/
    Options                                                 175           847       (0.02)
                                                        -------     ---------   ---------

Earnings per common share - Diluted                     $13,080        23,262      $ 0.56
                                                        =======     =========   =========

/(1)/ Adjustment to numerator reflects change in the Minority Interest share of income based on ownership calculation including common stock equivalents.

7.   SEGMENT REPORTING

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

Property Segments

     The Company's primary business is the ownership and operation of multifamily residential real estate. As such, the residential rental properties constitute the four primary operating segments -- Core, Acquisition/Disposition, Redevelopment and Development portfolios -- depending upon the maturity and nature of each property. Core consists of multifamily properties, other than Redevelopment or Development, which have been owned more than one full calendar year. Therefore, the 2001 Core represents properties owned as of December 31, 1999. Acquisition/Disposition consists of purchased properties which have not yet reflected one full calendar year of operations and disposed properties. Redevelopment includes purchased properties in which the Company is making significant renovations to reposition the property in the market place. Properties will remain in the Redevelopment Portfolio until one full calendar year of operating results is reflected subsequent to completion of the renovations. Development consists of properties which the Company has constructed or is in the process of constructing which have not yet had a full calendar year of stabilized operating results. On the first of January each year, Acquisition, Redevelopment and Development properties that meet the one-year requirement are transferred to the Core portfolio.

     The Company's fifth property segment is the Retail portfolio, which reflects results for the one free standing retail property.

     The Company evaluates performance for the Property Segments based on Net Operating Income ("NOI") which is the difference between Rental Revenue and Operating Expenses (which primarily excludes interest expense, general and administrative costs and depreciation).

Property Service Business Segment

     The Company also evaluates the separate financial information of the Property Service Businesses. These businesses provide professional services such as property management, furnished corporate apartment rentals, engineering and technical consulting, and construction management to both Company-owned properties and properties owned by third parties. Given the similarities in the nature of services, customers and distribution methods, the Company considers the Property Service Businesses to be one segment. The Company evaluates performance for the Property Service Business segment based on Funds from Operations ("FFO"), which is defined using the revised definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") as net income
(loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sale of property, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs, goodwill and non-real estate assets, is not added back.

     The accounting policies for all segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K.

Information concerning operations by segment for the three months ended March 31, 2001 and 2000 were as follows (in thousands):

Property Segments
                                                       Three Months Ended
                                                            March 31,
                                                    ------------------------
                                                        2001         2000
                                                    -----------   ----------
Net Operating Income
--------------------

 Core Portfolio                                      $   45,412   $   42,200
 Acquisition/Disposition Portfolio                        2,941        2,566
 Redevelopment Portfolio                                  9,389        6,640
 Development Portfolio                                    3,421        1,496
 Retail Portfolio                                           141          453
                                                     ----------   ----------

  Consolidated total                                     61,304       53,355

 Other                                                     (221)           -
 Depreciation and amortization                          (12,592)     (10,567)
 Equity in income of unconsolidated properties              895          783
 Equity in income of unconsolidated Property
   Service Businesses                                     2,983          519
 Corporate general and administrative expenses           (3,856)      (2,695)
 Net interest expense                                   (21,873)     (17,793)
                                                     ----------   ----------

  Net income of the Operating Partnership                26,640       23,602
  Minority Interest                                      (8,538)      (7,977)
                                                     ----------   ----------

  Net income                                         $   18,102   $   15,625
                                                     ==========   ==========

Revenues
--------

 Core Portfolio                                      $   73,964   $   68,187
 Acquisition/Disposition Portfolio                        4,598        4,328
 Redevelopment Portfolio                                 17,483       12,218
 Development Portfolio                                    5,732        3,295
 Retail Portfolio                                           628          826
                                                     ----------   ----------

  Consolidated total                                    102,405       88,854

 Other                                                    4,171            -
                                                     ----------   ----------

  Total revenue                                      $  106,576   $   88,854
                                                     ==========   ==========


Real Estate Assets, gross
-------------------------

 Core Portfolio                                      $1,289,673   $1,261,725
 Acquisition/Disposition Portfolio                      130,463       63,240
 Redevelopment Portfolio                                491,709      225,861
 Development Portfolio                                  291,515      336,801
 Retail Portfolio                                        15,183       15,135
                                                     ----------   ----------
  Sub-total                                           2,218,543    1,902,762
 Accumulated depreciation                              (273,644)    (253,039)
                                                     ----------   ----------
  Consolidated total, net                            $1,944,899   $1,649,723
                                                     ==========   ==========

Property Service Business Segment

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                          2001     2000
                                                       ---------  -------
  Funds from Operations                                $ 2,572    $   626

  Revenues                                              93,776     49,901

  Depreciation and Amortization                          2,450      1,396


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three months ended March 31, 2001 and 2000 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles
E. Smith Residential Realty, Inc. (the "Company"), Charles E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships and Smith Realty Company ("SRC"). The Company consolidates the Operating Partnership due to its control as sole general partner and SRC, effective January 2001, due to its 99% controlling interest.


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


Rental Revenue

   Average revenue per apartment unit for the Company's core multifamily properties increased approximately 8.5% in the first quarter of 2001 as compared with 2000.

   A schedule of portfolio statistics follows:

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                        Residential Portfolio Statistics
                      For the Quarter Ended March 31, 2001



CORE RESIDENTIAL PORTFOLIO                                                           Monthly       %                       %
                                                          Average                      GOI       Change                  Change
                                            Apartment      Sq. Ft.       GOI         Per Unit     From       Occupancy    From
Property                        Type          Units       Per Unit      QTD 01        QTD 01     QTD 00        QTD 01     QTD 00
--------                        ----          -----       --------      ------        ------     ------        ------     ------
                                                                       (in 000s)
Washington, D.C.
    1841 Columbia Road         Mid-rise          115           635         $ 400      $ 1,159       7.4%         99.0%         -0.2%
    2501 Porter Street         High-rise         202           757           975        1,609       1.2%         92.0%         -2.0%
    Albemarle                  High-rise         235         1,122         1,085        1,539      11.5%         98.0%         -0.1%
    Calvert-Woodley            High-rise         136           909           591        1,449       8.1%         97.5%         -1.7%
    Car Barn                   Garden            196           959           630        1,071       8.6%         96.1%         -1.7%
    Cleveland House            High-rise         216           897           973        1,502      13.3%         97.4%         -0.7%
    Connecticut Heights        High-rise         519           656         1,797        1,154      12.2%         98.5%          0.4%
    The Consulate              High-rise         269           828         1,076        1,333      10.1%         92.6%         -0.2%
    Corcoran House             High-rise         138           528           419        1,012      12.1%         96.7%          2.1%
    Statesman                  High-rise         281           593           866        1,027      17.0%         99.2%          2.2%
    Van Ness South             High-rise         625           957         2,527        1,348       8.5%         98.0%         -0.7%
    The Kenmore                High-rise         376           715         1,125          997      14.3%         98.9%          1.0%
    Tunlaw Gardens             Garden            167           850           513        1,024      11.9%         97.0%         -0.4%
    Tunlaw Park                Mid-rise          120           855           491        1,364       9.3%         97.2%         -1.7%
                                               -----           ---      -------      --------      -----         -----         -----
                                               3,595           809      $ 13,468      $ 1,249       10.3%         97.0%        -0.3%
Northern Virginia
    Crystal City
    ------------
    The Bennington             High-rise         348           798         1,210        1,159       5.0%         96.0%          0.2%
    Crystal House I            High-rise         426           896         1,566        1,225       7.5%         98.4%         -0.7%
    Crystal House II           High-rise         402           896         1,417        1,175       8.0%         98.2%         -1.0%
    Crystal Square             High-rise         378         1,080         1,553        1,369       7.5%         97.9%         -0.7%
    Crystal Place              High-rise         180           915           801        1,483       6.5%         96.4%         -0.2%
    Gateway Place              High-rise         162           828           769        1,582      13.4%         77.3%          1.0%
    Water Park Towers          High-rise         360           959         1,703        1,577       1.9%         93.3%         -2.9%
    Crystal Plaza              High-rise         540         1,124         2,335        1,441       5.3%         97.7%         -1.3%
    Crystal Towers             High-rise         912         1,118         3,701        1,353       7.8%         97.8%         -0.9%
    Parc Vista                 High-rise         299           770         1,225        1,366       3.1%         90.7%          1.6%
                                               -----           ---       -------     --------      -----         -----         -----
                                               4,007           980       $16,280      $ 1,354       6.4%         95.7%         -0.7%
    Rosslyn/Ballston
    ----------------
    Courthouse Place           High-rise         564           850         2,597        1,535       8.5%         98.9%          0.0%
    Courthouse Plaza           High-rise         396           838         1,869        1,573      14.2%         97.8%          0.5%
    Lincoln Towers             High-rise         714           878         3,285        1,534       9.4%         96.2%         -0.3%
                                               -----           ---       -------     --------     -----         -----         -----
                                               1,674           859       $ 7,751      $ 1,543      10.2%         97.5%          0.0%
    Tysons/Dulles
    -------------
    Charter Oak                Garden            262         1,098           845        1,075       3.7%         93.6%         -4.5%
    Oaks of Tysons             Garden            218           967           766        1,171      11.9%         91.9%         -1.3%
    Bedford Village            Garden            752         1,098         2,587        1,147      10.4%         95.9%         -1.6%
    Patriot Village            Garden          1,065         1,149         3,552        1,112      10.0%         97.0%         -1.6%
    Westerly at Worldgate      Garden            320           921         1,176        1,225       1.6%         96.1%         -0.9%
                                               -----           ---       -------     --------     -----         -----         -----
                                               2,617         1,086       $ 8,926      $ 1,137       8.5%         95.8%         -1.8%
    Other
    -----
    Arlington Overlook         Mid-rise          711           877         2,125          996      10.8%         96.0%         -1.6%
    Boulevard of Old Town      Garden            159           672           485        1,017      11.1%         97.8%          0.6%
    Columbia Crossing          Garden            247           977         1,030        1,390      10.1%         99.5%         -0.3%
    Concord Village            Garden            531           925         1,562          981       8.4%         98.3%          1.1%
    Newport Village            Garden            937         1,060         3,042        1,082       8.8%         98.0%         -0.9%
    Skyline Towers             High-rise         940         1,107         3,244        1,150       6.3%         96.5%         -1.1%
                                               -----           ---       -------     --------     -----         -----         -----
                                               3,525           992       $11,488      $ 1,086       8.6%         97.4%         -0.6%
Boston
    Cronin's Landing           Mid-rise          281         1,062         1,955        2,319      10.4%         99.8%          0.7%
    2000 Commonwealth          High-rise         188           862         1,138        2,018       8.1%         99.8%         -0.1%
                                               -----           ---       -------     --------     -----         -----         -----
                                                 469           982       $ 3,093      $ 2,198       9.5%         99.8%          0.4%
Chicago
    One East Delaware          High-rise         306           704         1,997        2,175       3.8%         98.8%          0.7%
    McClurg Court              High-rise       1,075           732         4,743        1,471      13.1%         94.9%         -0.4%
    Park Lincoln               High-rise         139           581           504        1,209       3.0%         95.2%          0.2%
    Terrace                    Garden            427           814         1,017          794      -6.6%         87.3%         -9.9%
    Countryside                Garden            720           872         2,072          959       5.6%         93.3%         -0.4%
    Stonegate                  Garden          1,158           581         2,625          756      11.7%         95.3%          6.1%
                                               -----           ---       -------     --------     -----         -----         -----
                                               3,825           714      $12,958      $ 1,129       7.9%         94.4%          0.3%
                                              ------           ---      --------     --------     -----         -----         -----
                                              19,712           903      $73,964      $ 1,251       8.5%         96.3%         -0.5%
                                              ------           ---       -------     --------     -----         -----         -----

The accompanying notes are an integral part of these consolidated statements.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                        Residential Portfolio Statistics
                      For the Quarter Ended March 31, 2001

                                                                                                        Monthly    %         %
                                                                          Average                         GOI    Change    Change
                                                              Apartment   Sq. Ft.       GOI    Per Unit   From  Occupancy   From
                     Property                        Type        Units    Per Unit     QTD 01   QTD 01   QTD 00  QTD 01    QTD 00
                     --------                        ----        -----    --------     ------   ------   ------  ------    ------
                                                                                      (in 000s)

ACQUISITION PORTFOLIO

2000
----
    Delaware Place (Chicago, IL)                   High-rise         185       706       $ 872   $ 1,571    N/A      91.7%      N/A
    New River Village (S.E., Florida)              Mid-rise          240     1,128       1,045     1,451    N/A      92.7%      N/A
    2201 Wilson Boulevard (Rosslyn/Ballston, VA)   High-rise         219       838       1,091     1,661    N/A      99.0%      N/A
    Reston Landing (Tysons/Dulles, VA)             Garden            400       995       1,675     1,396    N/A      95.8%      N/A
                                                                 -------  --------  ---------- --------- ------  ---------  ------
                                                                   1,044       941     $ 4,683   $ 1,495    N/A      95.3%      N/A
                                                                 -------  --------  ---------- --------- ------  ---------  ------
REDEVELOPMENT PORTFOLIO
         Properties held more than 1 year
    Buchanan House (Crystal City, VA)              High-rise         442     1,173     $ 2,086   $ 1,573   3.3%      95.9%    -2.4%
    Mirador (S.E. Florida)                         High-rise       1,339       772       3,633       904  13.2%      95.5%    -1.9%
    Ocean View (S.E. Florida)                      High-rise       1,199     1,080       3,698     1,028   7.8%      96.5%    -0.6%
                                                                 -------  --------  ---------- --------- ------  ---------  ------
                                                                   2,980       955     $ 9,417   $ 1,053   8.8%      96.0%    -1.4%
                                                                 -------  --------  ---------- --------- ------  ---------  ------
         Properties held less than 1 year
    Harbour House (S.E. Florida)                   High-rise         804       990       3,001     1,244    N/A      92.4%      N/A
    Ocean Crest Club (S.E. Florida)                High-rise         527       987       1,627     1,029    N/A      94.9%      N/A
    Ocean Crest Beach (S.E. Florida)               High-rise         943       995       2,853     1,008    N/A      92.4%      N/A
    Sagamore Towers (Boston, MA)                   High-rise         225       707         585       867    N/A      96.4%      N/A
                                                                 -------  --------  ---------- --------- ------  ---------  -------
                                                                   2,499       966     $ 8,066   $ 1,076    N/A      94.6%      N/A
                                                                 -------  --------  ---------- --------- ------  ---------  -------
DEVELOPMENT PORTFOLIO

    One Superior Place (Chicago, IL)               High-rise         809       729     $ 4,800   $ 1,978    N/A      97.9%      N/A
    Park Connecticut (Washington, D.C.)            High-rise         142       915         932     2,188    N/A      97.4%      N/A
    Alban Towers (Washington, D.C.)/(1)/           Mid-rise          226       915         N/A       N/A    N/A        N/A      N/A
    Park Millennium (Chicago, IL)/(1)/             High-rise         480       907         N/A       N/A    N/A        N/A      N/A
                                                                 -------  --------  ---------- --------- ------  ---------  -------
                                                                   1,657       822     $ 5,732       N/A    N/A        N/A      N/A
                                                                 -------  --------  ---------- --------- ------  ---------  -------
ALL RESIDENTIAL PROPERTIES                                        27,892             $ 101,862
                                                                 =======            ==========

PARTIALLY-OWNED PORTFOLIO

    Renaissance (25% owned)                       High-rise         330       984     $ 1,355   $ 1,369   8.2%      96.4%    -2.0%
    Springfield Station (48% owned)               Garden/Mid-rise   631       909       2,330     1,231  13.4%      98.5%     0.6%
    Brandywine (25% owned)                        High-rise         306     1,009       1,284     1,399   7.4%      93.6%    -4.4%
    Stoneridge at University Center
      (40% owned)/(1)/                            Garden            630       993       1,323       N/A    N/A        N/A      N/A
    Plaza 440 (90% cash flow note)                High-rise         457       869         606       N/A    N/A        N/A      N/A
                                                                 -------  --------  ----------
                                                                  2,354       947     $ 6,898
                                                                 =======  ========  ==========



/(1)/ Property is currently under construction.

RENTAL PROPERTIES

     Revenues, expenses and income from the multifamily and retail properties for the three months ended March 31, 2001 and 2000 were as follows (in thousands):

                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                                 2001       2000/(2)/
                                               --------   ---------
          Core Portfolio/(1)/
            Revenues                           $ 73,964   $ 68,187
            Expenses                            (28,552)   (25,987)
                                               --------   --------

            Income before depreciation         $ 45,412   $ 42,200
                                               ========   ========

          Acquisition/Disposition Portfolio
            Revenues                           $  4,598   $  4,328
            Expenses                             (1,657)    (1,762)
                                               --------   --------

            Income before depreciation         $  2,941   $  2,566
                                               ========   ========

          Redevelopment Portfolio
            Revenues                           $ 17,483   $ 12,218
            Expenses                             (8,094)    (5,578)
                                               --------   --------

            Income before depreciation         $  9,389   $  6,640
                                               ========   ========

          Development Portfolio
            Revenues                           $  5,732   $  3,295
            Expenses                             (2,311)    (1,799)
                                               --------   --------

            Income before depreciation         $  3,421   $  1,496
                                               ========   ========

          Retail Portfolio
            Revenues                           $    628   $    826
            Expenses                               (487)      (373)
                                               --------   --------

            Income before depreciation         $    141   $    453
                                               ========   ========

          Total Rental Properties
            Revenues                           $102,405   $ 88,854
            Expenses                            (41,101)   (35,499)
            Depreciation                        (12,384)   (10,567)
                                               --------   --------

            Income from Rental Properties      $ 48,920   $ 42,788
                                               ========   ========

/(1)/ Represents properties owned as of December 31, 1999 (other than Redevelopment or Development properties).

/(2)/ Certain prior period amounts have been reclassified to conform with the current period's presentation.

PROPERTY SERVICE BUSINESSES

     Revenues, expenses and income from the Property Service Businesses for the three months ended March 31, 2001 and 2000 were as follows (in thousands):

                                                                    Three Months Ended
                                                                         March 31,
                                                                    --------------------
                                                                      2001        2000
                                                                    ---------   --------
Total Property Service Businesses
 Revenues                                                            $ 93,776   $ 49,901
 Expenses                                                             (88,754)   (47,986)
 Amortization of Goodwill                                                (983)      (491)
 Depreciation                                                          (1,467)      (905)
                                                                     --------   --------

Income from Property Service Businesses                                 2,572        519

 Deduct SRC results/(1)/                                                  411          -
                                                                     --------   --------

Equity in income of unconsolidated Property Service Businesses       $  2,983   $    519
                                                                     ========   ========

/(1)/ SRC is consolidated in 2001 due to change in voting control.


RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2001 to Three Months Ended March 31, 2000.

     Summary. Net income of the Operating Partnership increased $3.0 million, or 12.9%, from $23.6 million for the three months ended March 31, 2000 to $26.6 million for the three months ended March 31, 2001. Funds from Operations ("FFO") of the Operating Partnership increased $8.4 million, or 27.7%, from $30.0 million to $38.4 million during the same period. Net income of the Company increased from $10.6 million ($0.51 per diluted common share) for the three months ended March 31, 2000 to $12.9 million ($0.56 per diluted common share) for the three months ended March 31, 2001. FFO of the Company increased 34.8%, from $18.9 million to $25.5 million during the same period. The increases in FFO and net income are primarily attributable to net operating income growth of 7.6% on the core portfolio and contributions from acquired and developed properties.

     Revenue increased $17.7 million, or 19.9%, from $88.9 million for the three months ended March 31, 2000 to $106.6 million for the three months ended March 31, 2001. Operating expenses increased $10.0 million, or 28.2%, from $35.5 million during the first quarter of 2000 to $45.5 million during the current quarter.

     Core Portfolio. Revenue from the core portfolio increased $5.8 million, or 8.5%, over the prior year period resulting in average monthly revenue per apartment unit of $1,251. This was primarily due to continued strong demand in all submarkets, which allowed management to continue to aggressively raise rents. In addition, the Company continued its selective kitchen and/or bath renovation program, which has significantly enhanced its ability to increase rents. Management estimates the return on such investments is approximately 12% to 15%. Overall, rent potential increased 7.3% during the quarter as compared to the prior year. This was partially offset by a slight decrease in occupancy. Average economic occupancy for the core portfolio was 96.3% for the three months ended March 31, 2001 compared to 96.8% for the comparable prior year quarter. Expenses for the core portfolio increased $2.6 million, or 9.9%, due primarily to a significant increase in utility costs over the prior year's quarter. A combination of higher usage due to colder weather and significantly higher gas rates resulted in a $1.3 million increase over the prior year.

     Acquisition/Disposition Portfolio. The acquisition properties are defined as properties acquired subsequent to December 31, 1999. Results for the first quarter of 2000 reflect no acquisition properties, two residential dispositions totaling 989 apartment units, and one retail disposition. Results for the first quarter of 2001 reflect four acquisition properties and no dispositions totaling 1,044 apartment units. Total capitalized cost of the acquisition portfolio at March 31, 2001 was $130.5 million.

     Redevelopment Portfolio. The redevelopment portfolio includes purchased properties in which the Company is making significant renovations to reposition the property in the market place. The redevelopment portfolio consists of seven properties totaling 5,479 units and contributed approximately 30%, or $5.3 million, of the total revenue increase. Total capitalized cost of the redevelopment portfolio at March 31, 2001 was $491.7 million. The total spent on renovations for the first quarter of 2001 was $14.6 million.

     Development Portfolio. One Superior Place reached stabilized occupancy in June 2000 and produced net operating income of $3.0 million for current quarter, compared to $1.7 million in the prior year quarter. Total capitalized cost at March 31, 2001 was $113.7 million, which does not reflect an earnout payment expected to be paid to the developer in early 2002.

     Park Connecticut reached stabilized occupancy in October 2000 and produced net operating income of $0.6 million for the current quarter compared to a $0.2 million loss in the prior year quarter. Total capitalized cost at March 31, 2001 was $28.3 million.

     Property Service Businesses. Recent tax legislation which became effective January 1, 2001 allows the direct ownership and control by REITs of Taxable REIT Subsidiaries ("TRS"). Such TRS's may engage in activities which were previously considered impermissible for REITs in terms of qualifying income for purposes of maintaining REIT qualification. Effective January 1, 2001, the Company and all of its Property Service Businesses have elected TRS status in accordance with the new legislation. No changes have been made, however, to the ownership structure of CES or SMC. The Company continues to maintain its 99%, non-voting interest as it has in the past. However, SRC has changed. Effective January 1, 2001 SRC converted the Company's 99% non-voting interest into a 99% voting interest. The Company began consolidating the financial results of SRC instead of using the equity method of accounting in 2001. This had no impact to net income or FFO but simply changed the financial statement presentation of SRC's results.

     Income from Property Service Businesses increased $2.5 million in the first quarter of 2001 compared to the prior year quarter. Consolidated Engineering Services, Inc. and affiliates contributed an increase of $0.7 million in income during the quarter, which was due to both internal growth and the acquisition of four businesses during the second half of 2000. Smith Management Construction contributed $0.7 million to the increase.

     Other. Corporate general and administrative expenses were 3.6% of total revenues. The increase in total cost of $1.2 million, or 43.1%, was due primarily to a $0.8 million reserve established in connection with the Company's investment in Broadband Residential, Inc. ("BBR"), a privately owned telecommunications company. Net interest expense increased $4.1 million during the quarter, or 22.9%, due to financing of acquisition and development activity.


LIQUIDITY AND CAPITAL RESOURCES

     Summary. Net cash flow provided by operating activities increased $0.7 million from $24.8 million for the three months ended March 31, 2000 to $25.2 million for the three months ended March 31, 2001.

     Net cash flow of $92.7 million was used by investment activities during the three months ended March 31, 2001 compared to $114.2 million during the comparable prior year period. The decrease was due primarily to no acquisition activity in the first quarter of 2001, which was partially offset by higher development activity and capital improvements.

     Net cash flows provided by financing activities were $67.5 million for the three months ended March 31, 2001, primarily comprised of $82.5 million of net borrowings against the properties, lines of credit, and construction loans, offset by a $26.9 million cash outflow for dividends and distributions. Net cash flows provided by financing activities of $78.9 million in the comparable prior year period primarily consisted of $101.8 million of net cash inflow from borrowings less $25.0 million of dividends/distributions.

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

     Funds from Operations for the three months ended March 31, 2001 and 2000 are computed as follows (in thousands):

                                              Three Months Ended
                                                March 31, 2001
                                             --------------------
                                               2001       2000
                                             --------   --------
Net income of the Operating Partnership      $ 26,640   $ 23,602
Preferred dividends                              (989)    (4,473)
Depreciation of rental property                12,384     10,567
Depreciation of unconsolidated properties         323        239
Amortization of goodwill                           --        107
                                             --------   --------

Funds from Operations of the Operating
     Partnership                               38,358     30,042
Minority Interest                             (12,891)   (11,153)
                                             --------   --------
Attributable to Shareholders                 $ 25,467   $ 18,889
                                             ========   ========

Development

     As of March 31, 2001, the Company had the following properties under construction:

                           Number     Units     Initial   Estimated     Estimated      Estimated
                          Of Units  Delivered  Delivery   Completion  Stabilization      Cost
                          --------  ---------  ---------  ----------  -------------  -------------
                                                                                     (in millions)
Stoneridge at
 University Center
 (Tysons/Dulles, VA)/(1)/    630      401     June 2000    Q3, 2001     Q4, 2001         $ 66

Alban Towers
 (Washington, D.C.)/(2)/     226      N/A      Q2, 2001    Q4, 2001     Q1, 2002           63

Park Millenium
 (Chicago, IL)               480      N/A      Q2, 2002    Q4, 2002     Q2, 2003          106
                            ----     ----                                                ----

                           1,336      401                                                $235
                           =====     ====                                                ====

(1)  The Company has a 40% ownership interest.
(2)  The Company owns substantially all of the economic interest.

Commitments

   As of March 31, 2001, the Company had executed contracts to purchase multifamily properties under construction as follows:

                                Number    Estimated  Purchase    Estimated
                               of Units   Completion   Date         Cost
                               --------   ---------- --------    ---------
                                                               (in millions)
  Ballston Place                  383      Q2, 2001  Q4, 2001      $54
    (Rosslyn/Ballston, VA)

     This contract is contingent upon satisfactory completion of construction and attainment of final certificates of occupancy by the owners. As of March 31, 2001, the Company had posted a $10.9 million letter-of-credit in accordance with the contract to be drawn only if the Company defaults on its contractual obligation to purchase the completed asset.

     Several other acquisition and development projects are being pursued by the Company. As of March 31, 2001, the capitalized development costs related to probable development projects totaled $3.9 million. The Company anticipates meeting funding requirements for acquisitions and development, including the repositioning program, through draws on its lines of credit, long-term borrowings, asset sales and public or privates issuances of equity, including Operating Partnership unit exchanges.

Debt

     In February 2001, the Company closed on two unsecured credit facilities, totaling $150 million, both from bank groups led by PNC Bank, N.A., as administrative agent, which refinanced existing unsecured credit facilities scheduled to mature in March 2001. Draws upon the lines are subject to certain unencumbered asset requirements and bear interest based on London Interbank Offer Rate (LIBOR) plus an applicable margin of 85 to 125 basis points based on the leverage ratio of the Company. If the Company chooses to and obtains an Investment Grade Rating the applicable margin will be between 62.5 and 100 basis points over LIBOR based on such rating. The Company also pays a quarterly fee ranging from 0.125% to 0.20% on the full amount available under the lines of credit, depending upon the applicable leverage ratio or investment rating. The line of credit agreements contain certain restrictive covenants, including maintenance of minimum equity value, debt to equity ratios and debt service coverage requirements.

     In March 2001, the Company closed on two second mortgage loans totaling $31.1 million. The $23.4 million loan has a fixed interest rate of 6.795% and is collateralized by Crystal Towers. The $7.7 million loan has a fixed interest rate of 6.62% and is collateralized by 2000 Commonwealth. The loans require monthly payments of interest only and mature coterminous with their respective first mortgages in January 2006 and January 2007, respectively.

     In March 2001, the Company refinanced an existing $12.3 million mortgage loan on The Consulate with a $27.0 million mortgage loan. The new loan has a fixed interest rate of 6.7% and requires monthly payments of interest only through March 2011, at which time principal amortization begins using a 30-year amortization schedule with a balloon payment due March 2012.

     In March 2001, CES closed on a twelve-month $50 million line of credit with PNC Bank and Commerzbank replacing an expiring facility. The line is guaranteed by the Operating Partnership and bears interest based on LIBOR plus an applicable margin of 75 to 115 basis points based on the leverage ratio of the Company. The current borrowing rate is LIBOR plus 100 basis points. CES also pays a quarterly fee of 10 basis points on the full amount available under the line.

     As of March 31, 2001, the Company had mortgage indebtedness and other borrowings, which carried a weighted average interest rate of 7.13%, as follows:

                                      Dollars in            % of
                                      Thousands             Total
                                      ----------            -----
Fixed Rate Debt:
 Mortgages                            $1,109,088            84.9%
Variable Rate Debt:
 $300M Line of Credit                    134,000            10.3%
 $100M Line of Credit                     41,000             3.1%
 $50M Line of Credit                          --             0.0%
 Construction Loans                       22,137             1.7%
                                      ----------           -----
                                      $1,306,225           100.0%
                                      ==========           =====

     As of March 31, 2001, the Company had $152.4 million of unused borrowing capacity on lines of credit and construction loans. (Unused borrowing capacity includes $29.8 million from the $300 million line, which reflects the borrowing capacity currently available under the line of $163.8 million, less $134.0 million used at March 31, 2001.) Amounts outstanding under lines of credit average $171.8 million for the three months ended March 31, 2001 compared to $104.5 million for the three months ended March 31, 2000.

     As of March 31, 2001, the Company's Debt to Total Market Capitalization Ratio was 39.4% (based on 22.7 million common shares, 7.2 million convertible preferred shares and units, and 13.2 million partnership units outstanding at a common stock price of $45.49, and $50 million of perpetual preferred stock) versus 37.3% as of December 31, 2000 and 40.5% as of March 31, 2000.

     The Company's Interest Coverage Ratio, excluding gains on sales and extraordinary items, for the three months ended March 31, 2001 was 2.98 to 1 compared to 3.09 to 1 for the comparable prior year period.

Capital Expenditures

     For the three months ended March 31, 2001, total capital improvements were $27.2 million, of which $12.2 million were for the core portfolio ($621 per unit). Approximately 57% of the capital expenditures on the core portfolio in 2001 are considered by management to be non-recurring, repositioning improvements. Management considers such improvements as one-time, non-recurring capital expenditures, which significantly enhance the asset. Certain repositioning improvements directly result in higher revenues. For example, the Company renovated approximately 375 kitchens and baths during the first quarter of 2001 based solely on the ability to charge and obtain a rent premium. The remaining 43% of the capital expenditures on the core portfolio indirectly influence the Company's ability to generate revenues and are considered more recurring in nature and less discretionary. For example, periodic replacement is expected for items such as appliances and HVAC equipment. However, the Company does not generate additional revenue from these improvements and has little discretion as to whether or not they are made. A summary of core capital expenditures for the period follows:

                                            Total $      Average $
                                             Spent          Per
                                         (In Thousands)  Core Unit
                                         --------------  ---------
          Expenditure Type
          ----------------

          Kitchen/Bath                        $ 5,566         $282
          Washer/Dryer                            300           15
          Other/(1)/                            1,144           58
                                              -------         ----
           Core Repositioning                   7,010          355
          Recurring Improvements                5,236          266
                                              -------         ----

          Total Capital Expenditures
           -Core Portfolio                    $12,246         $621
                                              =======         ====


/(1)/ Primarily represents carryover repositioning improvements which were identified and/or begun upon acquisition of the property.

                                    PART II

Item 1. Legal Proceedings

        None


Item 2. Changes in Securities

        On January 31, 2001, the Company issued 100,310 unregistered shares of Class A Common Stock of the Company for $4,624,918 or $46.11 per share, CES pursuant to a Common Stock Purchase Agreement between CES and the Company dated January 31, 2001. CES subsequently transferred these shares in exchange for shares of Commonwealth Heating and Air Conditioning, Inc., a Massachusetts corporation, in a cash and securities acquisition of a 100% interest in that corporation.

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


                         CHARLES E. SMITH RESIDENTIAL REALTY, INC.

May 1, 2001              By:  /s/   W. D. Minami
                              ----------------------------------------------
                              W. D. Minami
                              Executive Vice President, Chief Operating Officer
                              and Chief Financial Officer
                              Charles E. Smith Residential Realty, Inc.
                              (on behalf of the Registrant and as Principal
                              Financial Officer)

                         By:  /s/  Steven E. Gulley
                              ---------------------------------------------
                              Steven E. Gulley
                              Chief Accounting Officer
                              Charles E. Smith Residential Realty, Inc.