Form 10-Q/A
period 2001-03-31
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 2001-06-22
CIK 919004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ___________________
                                  FORM 10-Q/A

           X          Quarterly Report Pursuant to Section 13 or 15(d)
          ---          of the Securities Exchange Act of 1934
                       For the quarter ended March 31, 2001

                                       or

                     Transition Report Pursuant to Section 13 or 15(d)
          ----        of the Securities Exchange Act of 1934
                         For the period from        to

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
                                              -----

   As of April 20, 2001, there were 22,740,634 shares of Common Stock of the Registrant issued and outstanding.

--------------------------------------------------------------------------------
This Form 10-Q/A is being filed for the sole purpose of adding the review report of the independent accountants of the Company to the financial statements presented; these statements are otherwise unchanged from those previously filed on Form 10-Q.

                   CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                   FORM 10-Q
                                     INDEX



                                                                     Pages
                                                                     -----
PART I:   FINANCIAL INFORMATION

Item 1:   Financial Statements

          Report of Independent Public Accountants                      3

          Charles E. Smith Residential Realty, Inc. Financial
          Statements as of March 31, 2001 and December 31, 2000,
          Filed as a Part of This Report

          Consolidated Balance Sheets                                   4

          Consolidated Statements of Operations                         5

          Consolidated Statements of Shareholders' Equity               6

          Condensed Consolidated Statements of Cash Flows               7

          Notes to Consolidated Financial Statements                    8

  Item 2: Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 15

PART II:  OTHER INFORMATION                                             26

SIGNATURES                                                              27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Charles E. Smith Residential Realty, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Charles E. Smith Residential Realty, Inc. (a Maryland real estate investment trust) and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.


                                              /s/ Arthur Andersen LLP


April 18, 2001
Vienna, Virginia

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


                         CHARLES E. SMITH RESIDENTIAL REALTY, INC.

June 22, 2001            By: /s/ W. D. Minami
                             ----------------------------------------------
                             W. D. Minami
                             Executive Vice President, Chief Operating Officer and Chief Financial Officer
                             Charles E. Smith Residential Realty, Inc.
                             (on behalf of the Registrant and as Principal Financial Officer)

                         By: /s/  Steven E. Gulley
                             ---------------------------------------------
                             Steven E. Gulley
                             Chief Accounting Officer
                             Charles E. Smith Residential Realty, Inc.