Form 10-Q
period 2001-06-30
SMITH CHARLES E RESIDENTIAL REALTY INC
filed 2001-08-14
CIK 919004

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-Q

            X   Quarterly Report Pursuant to Section 13 or 15(d)
           ---       of the Securities Exchange Act of 1934
                       For the quarter ended June 30, 2001

                                       or

           ---  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the period __________from to _________

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

       As of June 30, 2001, there were 25,343,295 shares of Common Stock of the Registrant issued and outstanding.

================================================================================

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                                    FORM 10-Q
                                      INDEX

                                                                           Pages
                                                                           -----

PART I:       FINANCIAL INFORMATION

     Item 1:  Financial Statements

              Report of Independent Public Accountants                        3

              Charles E. Smith Residential Realty, Inc. Financial
              Statements as of June 30, 2001 and December 31, 2000, Filed as a Part of This Report

              Consolidated Balance Sheets                                     4

              Consolidated Statements of Operations                           5

              Consolidated Statements of Shareholders' Equity                 6

              Condensed Consolidated Statements of Cash Flows                 7

              Notes to Consolidated Financial Statements                      8

     Item 2:  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  18

PART II:      OTHER INFORMATION                                              31


SIGNATURES                                                                   33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Charles E. Smith Residential Realty, Inc.:


We have reviewed the accompanying consolidated balance sheet of Charles E. Smith Residential Realty, Inc. (a Maryland real estate investment trust) and subsidiaries as of June 30, 2001, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

                                                    Arthur Andersen LLP

July 18, 2001
Vienna, Virginia

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)




                                                                                          June 30, 2001     December 31, 2000
                                                                                         ---------------    -----------------
                                                                                           (Unaudited)

         ASSETS

Rental property, net                                                                       $ 1,889,630        $ 1,850,171
Rental property under development                                                               94,343             61,596
Escrow funds                                                                                     7,182              6,483
Investment in and advances to unconsolidated Property Service Businesses                       114,015             89,244
Investment in unconsolidated properties                                                         55,499             32,397
Deferred charges, net                                                                           22,220             16,975
Security deposits                                                                                9,457              8,807
Other assets                                                                                    28,860              9,559
                                                                                           -----------        -----------

                                                                                           $ 2,221,206        $ 2,075,232
                                                                                           ===========        ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Mortgage loans and notes payable:
         Mortgage loans                                                                    $ 1,107,538        $ 1,064,845
         Construction loans                                                                     30,046             14,859
         Lines of credit                                                                       203,000            144,000
                                                                                           -----------        -----------
            Total mortgage loans and notes payable                                           1,340,584          1,223,704
     Accounts payable and accrued expenses                                                      50,946             47,387
     Security deposits                                                                           9,457              8,807
                                                                                           -----------        -----------
         Total liabilities                                                                   1,400,987          1,279,898
                                                                                           -----------        -----------

Commitments and contingencies

Minority Interest                                                                              226,050            239,765

Shareholders' equity
     Preferred stock, at liquidation value                                                     206,500            251,500
     Common stock - $0.01 par value; 80,000,000 shares authorized;
         25,343,295 and 21,916,759 shares issued and outstanding
         at June 30, 2001 and December 31, 2000, respectively                                      252                219
     Additional paid-in capital                                                                313,229            231,021
     Retained earnings                                                                          74,188             72,829
                                                                                           -----------        -----------
          Total shareholders' equity                                                           594,169            555,569
                                                                                           -----------        -----------

                                                                                           $ 2,221,206        $ 2,075,232
                                                                                           ===========        ===========


  The accompanying notes are an integral part of these consolidated statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                        For the Three Months                For the Six Months
                                                                           Ended June 30                       Ended June 30
                                                                    -----------------------------      -----------------------------
                                                                        2001              2000             2001             2000
                                                                    ------------      -----------      -----------      ------------
Revenue                                                               $ 109,145        $   94,716        $  215,721       $ 183,570

Expenses:
     Operating costs                                                    (34,686)          (27,048)          (71,136)        (54,981)
     Real estate taxes                                                   (9,117)           (8,036)          (18,160)        (15,602)
     Depreciation and amortization                                      (12,808)          (10,895)          (25,400)        (21,462)
                                                                      ----------       ----------        ----------       ---------
         Total expenses                                                 (56,611)          (45,979)         (114,696)        (92,045)

Equity in income of unconsolidated properties                             1,206               542             2,101           1,325

Equity in income of unconsolidated Property Service Businesses            4,007             1,636             6,990           2,155

Corporate general and administrative expenses                            (3,279)           (3,002)           (7,135)         (5,697)
Interest income                                                              71                81               190             144
Interest expense                                                        (22,497)          (20,129)          (44,489)        (37,985)
                                                                      ---------        ----------        ----------       ---------

Income before gain on sales and merger related costs                     32,042            27,865            58,682          51,467

Gain on sales                                                                 -             4,161                 -           4,161
                                                                      ---------        ----------        ----------       ---------

Income before merger related costs                                       32,042            32,026            58,682          55,628

Merger related costs                                                     (2,901)                -            (2,901)              -
                                                                      ---------        ----------        ----------       ---------

Net income of the Operating Partnership                                  29,141            32,026            55,781          55,628

Minority Interest                                                        (9,211)          (11,200)          (17,749)        (19,177)
                                                                      ---------        ----------        ----------       ----------

Net income                                                               19,930            20,826            38,032          36,451

Less: Income attributable to preferred shares                            (4,223)           (5,011)           (9,420)        (10,022)
                                                                      ---------        ----------        ----------       ----------

Net income attributable to common shares                              $  15,707        $   15,815        $   28,612       $  26,429
                                                                      =========        ==========        ==========       =========


Earnings per common share - basic                                     $    0.68        $     0.75        $     1.26       $    1.26
                                                                      =========        ==========        ==========       =========


Earnings per common share - diluted                                   $    0.67        $     0.73        $     1.24       $    1.24
                                                                      =========        ==========        ==========       =========


 The accompanying notes are an integral part of these consolidated statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)




      Common                                                                                                             Additional
      Stock                                                                               Preferred      Common            Paid-in
   Outstanding                                                                              Stock         Stock            Capital
------------------------------------------------------------------------------------------------------------------------------------
       20,673,039    Balance, December 31, 1999                                        $  251,500       $    207        $  200,367

                        Operating Partnership equity exchanged
                -          for acquisitions                                                     -              -             1,270
                        Conversion of Operating Partnership
          332,395          units to Common Stock                                                -              3                (3)
          559,802       Proceeds from issuance of Common Stock                                  -              6            21,632
                -       Amortization of grants                                                  -              -               979
          307,928       Exercise of options                                                     -              3             9,155
           43,595       Stock grants awarded                                                    -              -                 -
                -       Net income                                                              -              -                 -
                -       Dividends                                                               -              -                 -
                -       Other                                                                   -              -               (81)
                -       Adjustment for Minority Interest                                        -              -            (2,298)
------------------                                                                     ----------       --------        ----------

       21,916,759    Balance, December 31, 2000                                        $  251,500       $    219        $  231,021

                        Conversion of Operating Partnership
          377,439          units to Common Stock                                                -              4                (4)
          137,542       Proceeds from issuance of Common Stock                                  -              1             6,324
        2,337,662       Conversion of Preferred Stock to Common Stock                     (45,000)            23            44,977
                -       Amortization of grants                                                  -              -               778
          480,442       Exercise of options                                                     -              5            14,247
           93,451       Stock grants awarded                                                    -              -                 -
                -       Net income                                                              -              -                 -
                -       Dividends                                                               -              -                 -
                -       Other                                                                   -              -                (2)
                -       Adjustment for Minority Interest                                        -              -            15,888
------------------                                                                     ----------       --------        ----------

       25,343,295       Balance, March 31, 2001 (unaudited)                            $  206,500       $    252        $  313,229
==================                                                                     ==========       ========        ==========






      Common
      Stock                                                                         Retained
   Outstanding                                                                      Earnings         Total
-----------------------------------------------------------------------------------------------------------
       20,673,039    Balance, December 31, 1999                                     $  29,290     $  481,364

                        Operating Partnership equity exchanged
                -          for acquisitions                                                 -          1,270
                        Conversion of Operating Partnership
          332,395          units to Common Stock                                            -              -
          559,802       Proceeds from issuance of Common Stock                              -         21,638
                -       Amortization of grants                                              -            979
          307,928       Exercise of options                                                 -          9,158
           43,595       Stock grants awarded                                                -              -
                -       Net income                                                    114,939        114,939
                -       Dividends                                                     (71,400)       (71,400)
                -       Other                                                               -            (81)
                -       Adjustment for Minority Interest                                    -         (2,298)
------------------                                                                  ---------     ----------

       21,916,759    Balance, December 31, 2000                                     $  72,829     $  555,569

                        Conversion of Operating Partnership
          377,439          units to Common Stock                                            -              -
          137,542       Proceeds from issuance of Common Stock                              -          6,325
        2,337,662       Conversion of Preferred Stock to Common Stock                       -              -
                -       Amortization of grants                                              -            778
          480,442       Exercise of options                                                 -         14,252
           93,451       Stock grants awarded                                                -              -
                -       Net income                                                     38,032         38,032
                -       Dividends                                                     (36,673)       (36,673)
                -       Other                                                               -             (2)
                -       Adjustment for Minority Interest                                    -         15,888
------------------                                                                  ---------     ----------

       25,343,295       Balance, March 31, 2001 (unaudited)                         $  74,188     $  594,169
==================                                                                  =========     ==========



  The accompanying notes are an integral part of these consolidated statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                         For the Six Months
                                                                                           Ended June 30,
                                                                                ----------------------------------
                                                                                    2001                   2000
                                                                                ------------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES                                            $   63,896            $    81,076

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions and development of rental property                               (26,526)              (133,228)
     Additions to rental property                                                  (70,543)               (24,711)
     Increase in investment in and advances to unconsolidated
         Property Service Businesses                                               (24,771)                 9,052
     Increase in investment in unconsolidated properties                           (23,162)                (7,371)
     Acquisition deposits and other                                                 (3,361)                11,627
                                                                                ----------            -----------
                Net cash used in investing activities                             (148,363)              (144,631)
                                                                                ----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in deferred charges                                                     (739)                (3,753)
     Proceeds from issuance of common stock, net                                    20,567                  8,362
     Mortgage loans, net                                                            42,693                 90,016
     Lines of credit, net                                                           59,000                  2,000
     Construction loans, net                                                        15,187                  6,261
     Dividends and distributions - Common                                          (41,914)               (39,142)
     Dividends and distributions - Preferred                                       (10,334)               (10,716)
     Other, net                                                                          7                    (30)
                                                                                ----------            -----------
                Net cash provided by financing activities                           84,467                 52,998
                                                                                ----------            -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                -                (10,557)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           -                 10,557
                                                                                ----------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $        -            $         -
                                                                                ==========            ===========


SUPPLEMENTAL INFORMATION:
         Cash paid during the period for interest                                   46,684                 39,484
         Capitalized interest                                                        2,883                  2,392
         Purchase of property in exchange for Operating Partnership units                -                  1,270
         Purchase of property in exchange for assumption of debt                         -                 10,233
         Proceeds from sale of rental property held in escrow                            -                 40,997
         Purchase of property with escrow proceeds                                       -                 49,124



 The accompanying notes are an integral part of these consolidated statements.

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying interim financial statements include all of the accounts of Charles E. Smith Residential Realty, Inc. (the "Company"), Charles
E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships, and Smith Realty Company ("SRC"). The Company consolidates the Operating Partnership due to the Company's control as sole general partner. In 2001, the Company purchased all of the voting stock in SRC, and as a result began consolidating the financial results of SRC. All significant intercompany balances and transactions have been eliminated. The financial information furnished is unaudited, and in management's opinion, includes all adjustments (consisting only of normal, recurring adjustments), that are necessary for a fair presentation of financial position as of June 30, 2001 and the results of operations for the interim periods ended June 30, 2001 and 2000. Such interim results are not necessarily indicative of the operating results for a full year. The accompanying financial statements should be read in conjunction with the audited financial statements and related footnotes appearing in the Company's Annual Report on Form 10-K.

         The Company, through the Operating Partnership and its subsidiaries, is engaged in the ownership, operation, management, leasing, acquisition, and development of real estate properties, primarily residential multifamily properties. As of June 30, 2001, the Operating Partnership owned 59 operating multifamily properties containing 27,186 apartment units, had 480 units under construction at one owned site, had 226 units under construction at one site for which the Company owned substantially all of the economic interest, and had an agreement to purchase 383 units at one additional site. The Operating Partnership also had interests in four operating multifamily properties totaling 1,724 apartment units and in one property under construction totaling 630 units. In addition, the Operating Partnership owned one freestanding retail shopping center aggregating 205,000 square feet. The Company's properties are located in the Washington, D.C., Chicago, Boston and Southeast Florida metropolitan areas.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1,
2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

3.       MERGER ANNOUNCEMENT

         In May 2001, the Company announced plans to merge with Archstone Communities ("Archstone"). The combined company will operate under the name Archstone-Smith Trust and will use the Smith Residential brand name for its high-rise portfolio and the Archstone brand name for all other communities. For each Company share held, a shareholder will receive 1.975 shares of Archstone-Smith. This exchange ratio is not subject to change. The merger is structured as a tax-free transaction and is expected to close in the fall of 2001, subject to shareholder and other approvals.

4.       DEBT

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

5.       INVESTMENT IN AND ADVANCES TO PROPERTY SERVICE BUSINESSES

         In January 2001, the Company and the Property Service Businesses ("PSB") elected to treat each PSB as a taxable REIT subsidiary. In addition, the Company began consolidating the financial results of SRC in 2001 due to the Company's acquisition of all of the voting stock of SRC. Prior to 2001, SRC was accounted for using the equity method of accounting. This had no impact to net income but simply changed the financial statement presentation of SRC's results.

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

         In May 2001, CES acquired Trimech Corporation of Pompton Plains, New Jersey. The purchase price of $3.2 million consisted of 37,232 shares of common stock (purchased by CES from the Company) and cash. CES funded the transaction through the Operating Partnership in exchange for a promissory note.

6.       INVESTMENT IN UNCONSOLIDATED PROPERTIES

         In February 2001, the Company entered into and funded a $23.8 million participating loan collateralized by Plaza 440, a 457-unit luxury high-rise property in downtown Chicago. The loan, which matures September 1, 2009, provides the Company with a 90% participation in the property cash flow after debt service if certain minimum property performance thresholds are met. Otherwise, the Company will earn a fixed interest rate of 7%. The loan is subordinate to a first mortgage of $63 million at 7%. After two years, the loan agreement provides the Company the option to convert its loan to an ownership interest. Simultaneous with the loan transaction, Smith Realty Company entered into a multi-year property management agreement with the owner. The Company has accounted for this investment as an ADC arrangement in accordance with AICPA Practice Bulletin No. 1.

7.       SHAREHOLDERS' EQUITY

         On June 29, 2001, 1,800,000 Series H Cumulative Convertible Redeemable Preferred Shares and 1,800,000 Series H Cumulative Convertible Redeemable Preferred Units were converted into 1,168,831 each of common shares and units, respectively. The common units were redeemed for common shares on a one-for-one basis.

         The following table sets forth the Company's issued and outstanding preferred shares:

                                                                                   June 30,            December 31,
                                                                                     2001                  2000
                                                                                 ------------        ---------------
                                                                                         (in thousands)
Series A Cumulative Convertible Redeemable Preferred Stock, $0.01 par value;
       2,640,325 shares authorized; liquidation preference of $27.08; 2,640,325 shares issued and outstanding at June 30, 2001 and December 31, 2000,
       respectively                                                              $   71,500             $   71,500

Series C Cumulative Redeemable Preferred Stock, $0.01 par value; 500 shares authorized; liquidation preference of $100,000; 500 shares issued and
       outstanding at June 30, 2001 and December 31, 2000, respectively              50,000                 50,000

Series E Cumulative Convertible Redeemable Preferred Stock, $0.01 par value;
       684,931 shares authorized; liquidation preference of $36.50; 684,931 shares issued and outstanding at June 30, 2001 and December 31, 2000,
       respectively                                                                  25,000                 25,000

Series F Cumulative Convertible Redeemable Preferred Stock, $0.01 par value;
       666,667 shares authorized; liquidation preference of $37.50; 666,667 shares issued and outstanding at June 30, 2001 and December 31, 2000,
       respectively                                                                  25,000                 25,000

Series G Cumulative Convertible Redeemable Preferred Stock, $0.01 par value;
       641,026 shares authorized; liquidation preference of $39.00; 641,026 shares issued and outstanding at June 30, 2001 and December 31, 2000,
       respectively                                                                  25,000                 25,000

Series H Cumulative Convertible Redeemable Preferred Stock, $0.01 par value;
       4,040,404 shares authorized; liquidation preference of $25.00; 400,000 and 2,200,000 shares issued and outstanding at June 30, 2001 and December
       31, 2000, respectively                                                        10,000                 55,000
                                                                                 ----------             ----------

                                                                                 $  206,500             $  251,500
                                                                                 ==========             ==========

8.       PER SHARE DATA

         Earnings per common share of the Company for the three and six months ended June 30, 2001 and 2000 is computed based on weighted average common shares/units outstanding during the period as follows (in millions):

                                                               Three Months Ended June 30,
                                                  --------------------------------------------------------
                                                           2001                             2000
                                                  --------------------------------------------------------
                                                  Basic         Diluted           Basic            Diluted
                                                  -----         -------           -----            -------
Weighted Average Common Shares                    22.9            23.7              21.1            25.6
Weighted Average Common Operating
  Partnership Units (1)                           13.2            13.2              13.7            13.7

                                                                 Six Months Ended June 30,
                                                  ---------------------------------------------------------
                                                           2001                             2000
                                                  ---------------------------------------------------------
                                                  Basic         Diluted           Basic            Diluted
                                                  -----         -------           -----            -------
Weighted Average Common Shares                    22.7            23.4              20.9            24.0
Weighted Average Common Operating
  Partnership Units (1)                           13.2            13.2              13.8            13.8

/(1)/ Represents operating partnership units not held by the Company.

         Operating Partnership units not held by the Company may be redeemed at the Unitholders' sole discretion. Such redemption may be made for cash at the then fair value of the Company's common stock, or, at the option of the Company, for shares of common stock of the Company on a one-for-one basis, which does not have a dilutive effect. A total of 0.4 million Operating Partnership units were redeemed for shares of common stock during the six months ended June 30, 2001.

         A reconciliation of income and shares used to calculate basic and diluted earnings per common share for the three and six months ended June 30, 2001 and 2000 follows:

                                                                                Weighted           Per Share
                                                             Income          Average Shares         Amount
                                                     -------------------     --------------      -----------
                                                        (In Thousands)       (In Thousands)
Three Months Ended June 30, 2001:
---------------------------------
Income                                                    $  29,141
Minority Interest                                            (9,211)
Income attributable to Preferred Shares                      (4,223)
                                                          ---------
Earnings per common share - Basic
    Income attributable to common shareholders               15,707              22,895             $  0.68
Effect of dilutive securities: /(1)/
    Options                                                     187                 831               (0.01)
                                                          ---------            --------             -------

Earnings per common share - Diluted                       $  15,894              23,726             $  0.67
                                                          =========            ========             =======


Six Months Ended June 30, 2001:
-------------------------------
Income                                                    $  55,781
Minority Interest                                           (17,749)
Income attributable to Preferred Shares                      (9,420)
                                                          ---------
Earnings per common share - Basic
    Income attributable to common shareholders               28,612              22,656             $  1.26
Effect of dilutive securities: /(1)/
    Options                                                     322                 770               (0.02)
                                                          ---------            --------             -------

Earnings per common share - Diluted                       $  28,934              23,426             $  1.24
                                                          =========            ========             =======


Three Months Ended June 30, 2000:
---------------------------------
Income                                                    $  32,026
Minority Interest                                           (11,200)
Income attributable to Preferred Shares                      (5,011)
                                                          ---------
Earnings per common share - Basic
    Income attributable to common shareholders               15,815              21,105             $  0.75
Effect of dilutive securities: /(1)/
   Preferred shares - Series A, E, & F                        2,607               3,992               (0.01)
   Options                                                $     172                 499               (0.01)
                                                          ---------            --------             -------

Earnings per common share - Diluted                       $  18,594              25,596             $  0.73
                                                          =========            ========             =======


Six Months Ended June 30, 2000:
-------------------------------
Income                                                    $  55,628
Minority Interest                                           (19,177)
Income attributable to Preferred Shares                     (10,022)
                                                          ---------
Earnings per common share - Basic
    Income attributable to common shareholders               26,429              20,948             $  1.26
Effect of dilutive securities: /(1)/
   Preferred shares - Series A                                3,047               2,640               (0.01)
   Options                                                      197                 399               (0.01)
                                                          ---------            --------             -------

Earnings per common share - Diluted                       $  29,673              23,987             $  1.24
                                                          =========            ========             =======


/(1)/Adjustment to numerator reflects change in the Minority Interest share of income bases on ownership calculation including common stock equivalents.

9.       SEGMENT REPORTING

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

Property Service Business Segment

         The Company also evaluates the separate financial information of the Property Service Businesses. These businesses provide professional services such as property management, furnished corporate apartment rentals, engineering and technical consulting, and construction management to both Company-owned properties and properties owned by third parties. Given the similarities in the nature of services, customers and distribution methods, the Company considers the Property Service Businesses to be one segment. The Company evaluates performance for the Property Service Business segment , which includes both consolidated and unconsolidated entities, based on Funds from Operations ("FFO"), FFO is defined using the revised definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sale of property, plus depreciation/amortization of assets unique to the real estate industry. Depreciation/amortization of assets not unique to the industry, such as amortization of deferred financing costs, goodwill and non-real estate assets, is not added back.

       The accounting policies for all segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K.

Information concerning operations by segment for the three and six months ended June 30, 2001 and 2000 were as follows (in thousands):

Property Segments

                                                         Three Months Ended                      Six Months ended
                                                              June 30,                               June 30,
                                                   -------------------------------      ----------------------------------
                                                         2001             2000                2001              2000
                                                   ---------------  --------------      -----------------  ---------------
Net Operating Income
--------------------
     Core Portfolio                                $    43,985       $  40,910             $    84,913       $    78,843
     Acquisition/Disposition Portfolio                   2,976           3,414                   5,917             5,980
     Redevelopment Portfolio                            14,677          12,168                  28,550            23,075
     Development Portfolio                               3,693           2,828                   7,114             4,324
     Retail Portfolio                                      163             312                     304               765
                                                   -----------       ---------             -----------        ----------

           Consolidated Total                           65,494          59,632                 126,798           112,987

     Other                                                (152)              -                    (373)                -
     Depreciation and amortization                     (12,808)        (10,895)                (25,400)          (21,462)
     Equity in income of unconsolidated properties       1,206             542                   2,101             1,325
     Equity in Income of unconsolidated Property
        Service Businesses                               4,007           1,636                   6,990             2,155
     Corporate General and Administrative Expenses      (3,279)         (3,002)                 (7,135)           (5,697)
     Net interest expense                              (22,426)        (20,048)                (44,299)          (37,841)
     Gain on sale                                            -           4,161                       -             4,161
     Merger related costs                               (2,901)              -                  (2,901)                -
                                                   -----------       ---------             -----------        ----------

         Net income of the Operating Partnership        29,141          32,026                  55,781            55,628
         Minority Interest                              (9,211)        (11,200)                (17,749)          (19,177)
                                                   -----------       ---------             -----------        ----------

         Net income                                $    19,930       $  20,826             $    38,032        $   36,451
                                                   ===========       =========             ===========        ==========

Revenues
--------

     Core Portfolio                                $    69,082       $  64,552             $   135,991        $  126,277
     Acquisition/Disposition Portfolio                   4,709           5,238                   9,307             9,566
     Redevelopment Portfolio                            25,016          19,815                  49,554            38,495
     Development Portfolio                               5,951           4,420                  11,683             7,715
     Retail Portfolio                                      585             691                   1,213             1,517
                                                   -----------       ---------             -----------        ----------

           Consolidated total                          105,343          94,716                 207,748           183,570

     Other                                               3,802               -                   7,973                 -
                                                   -----------       ---------             -----------        ----------

           Total revenue                           $   109,145       $  94,716             $   215,721        $  183,570
                                                   ===========       =========             ===========        ==========

Real Estate Assets, gross
-------------------------

     Core Portfolio                                                                        $ 1,254,790        $1,210,715
     Acquisition/Disposition Portfolio                                                         131,011           88,147
     Redevelopment Portfolio                                                                   630,132           450,609
     Development Portfolio                                                                     239,037           190,750
     Retail Portfolio                                                                           15,183            15,147
                                                                                           -----------        ----------
           Sub-total                                                                         2,270,153         1,955,368
     Accumulated depreciation                                                                 (286,180)         (250,725)
                                                                                           -----------        ----------

           Consolidated Total, Net                                                         $ 1,983,973        $1,704,643
                                                                                           ===========        ==========

Property Service Business Segment

                                                 Three Months Ended                           Six Months Ended
                                                       June 30,                                   June 30,
                                     -------------------------------------           --------------------------------
                                           2001                 2000                      2001             2000
                                     --------------        ---------------           --------------     -------------
     Funds from Operations            $   3,656             $   1,744                    $    6,228       $    2,370

     Revenues                           108,100                58,025                       201,876          107,926

     Depreciation/Amortization            2,688                 1,444                         5,138            2,840


10.      SUBSEQUENT EVENTS

         In July 2001, the $33.6 million Mirador mortgage matured. The loan was paid off through a draw on the Company's line of credit. In addition, the Company repaid the $11.8 million Bennington mortgage and the $32.0 million Stonegate mortgage through draws on its lines of credit. The Company paid prepayment penalties totaling $0.4 million.

         As a result of the proposed merger with Archstone Communities, the Company obtained a $100 million loan from Archstone in order to avoid encumbering additional assets and to avoid incurring third party financing fees. Proceeds were used to pay down the Company's lines of credit. The loan matures on the earlier of the completion of the merger or 180 days after the merger agreement is terminated. The Company will pay a minimum interest rate equal to LIBOR plus 100 basis points until 60 days after the termination of the merger agreement, if applicable, and thereafter will pay interest at LIBOR plus 200 basis points. The loan is unsecured but may become secured at Archstone's option upon an event of default. The loan may be prepaid at anytime in whole or in part.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with the accompanying financial statements and notes thereto. The results of operations for the three and six months ended June 30, 2001 and 2000 presented in the Consolidated Statements of Operations and discussed below represent the operations of Charles E. Smith Residential Realty, Inc. (the "Company"), Charles
E. Smith Residential Realty L.P. (the "Operating Partnership") and its subsidiary financing partnerships and Smith Realty Company ("SRC"). The Company consolidates the Operating Partnership due to its control as sole general partner. In 2001, the Company began consolidating Smith Realty Company due to the acquisition of its voting stock by the Operating Partnership.

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

Merger

         In May 2001, the Company announced plans to merge with Archstone Communities ("Archstone"). The combined company will operate under the name Archstone-Smith Trust. For each Company share held, a shareholder will receive
1.975 shares of Archstone-Smith. This exchange ratio is not subject to change. The merger is structured as a tax-free transaction and is expected to close in the fall of 2001, subject to shareholder and other approvals.

Rental Revenue

         Average revenue per apartment unit for the Company's core multifamily properties increased approximately 7.0% in the second quarter of 2001 as compared with 2000.

         A schedule of portfolio statistics follows:


                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
------------------------------------------------------------------------------------------------------------------------------------
                        Residential Portfolio Statistics
                      For the Quarter Ended June 30, 2001

                                                                                     Monthly        %                           %
                                                            Average                    GOI        Change                     Change
                                              Apartment      Sq. Ft.      GOI        Per Unit      From     Occupancy         From
             Property               Type        Units       Per Unit     QTD 01       QTD 01      QTD 00      QTD 01         QTD 00
             --------               ----        -----       --------     ------       ------      ------      ------         ------
                                                                        (in 000s)
CORE RESIDENTIAL PORTFOLIO

Washington, D.C.
    1841 Columbia Road          Mid-rise          115           635     $    404      $ 1,171       4.3%        97.4%         -2.4%
    2501 Porter Street          High-rise         202           757        1,020        1,683      -1.9%        92.7%         -5.1%
    Albemarle                   High-rise         235         1,122        1,096        1,555       8.6%        95.8%         -2.1%
    Calvert-Woodley             High-rise         136           909          598        1,466       7.4%        96.1%         -2.8%
    Car Barn                    Garden            196           959          650        1,105       6.8%        94.5%         -4.6%
    Cleveland House             High-rise         216           897        1,001        1,545      12.6%        97.5%         -0.3%
    Connecticut Heights         High-rise         519           656        1,850        1,188      11.5%        99.0%          0.9%
    The Consulate               High-rise         269           828        1,132        1,403       8.5%        93.7%         -2.4%
    Corcoran House              High-rise         138           528          447        1,080      14.4%        96.4%          0.1%
    Statesman                   High-rise         281           593          887        1,052      11.4%        98.1%          0.5%
    Van Ness South              High-rise         625           957        2,573        1,372       7.9%        97.0%         -1.2%
    The Kenmore                 High-rise         376           715        1,130        1,002      11.2%        97.6%          0.6%
    Tunlaw Gardens              Garden            167           850          543        1,084      14.5%        98.5%          0.7%
    Tunlaw Park                 Mid-rise          120           855          503        1,397       9.6%        95.9%         -2.0%
                                               ------         -----     --------      -------     -----         ----         -----
                                                3,595           809     $ 13,834      $ 1,283       8.8%        96.6%         -1.2%
Northern Virginia
    Crystal City
    ------------
    The Bennington              High-rise         348           798        1,291        1,237       6.5%        96.2%         -1.6%
    Crystal House I             High-rise         426           896        1,585        1,240       7.1%        96.3%         -2.3%
    Crystal House II            High-rise         402           896        1,426        1,182       7.1%        97.4%         -1.3%
    Crystal Square              High-rise         378         1,080        1,584        1,397       7.2%        98.6%         -0.3%
    Crystal Place               High-rise         180           915          812        1,504       6.1%        95.7%         -2.5%
    Gateway Place               High-rise         162           828          983        2,023       0.3%        95.7%         -1.2%
    Water Park Towers           High-rise         360           959        1,831        1,695       4.5%        95.7%         -1.3%
    Crystal Plaza               High-rise         540         1,124        2,386        1,473       4.8%        96.9%         -2.4%
    Parc Vista                  High-rise         299           770        1,407        1,569       2.6%        92.7%         -2.5%
                                               ------         -----     --------      -------     -----         ----         -----
                                                3,095           940     $ 13,305      $ 1,433       5.2%        96.3%         -1.7%

    Rosslyn/Ballston
    ----------------
    Courthouse Plaza            High-rise         396           838        1,947        1,639       8.4%        97.3%         -4.2%
    Courthouse Place            High-rise         564           850        2,664        1,574       8.1%        98.6%         -0.3%
    Lincoln Towers              High-rise         714           878        3,505        1,636      11.0%        97.2%          1.5%
                                               ------         -----     --------      -------     -----         ----         -----
                                                1,674           859     $  8,116      $ 1,616       9.4%        97.7%         -0.4%
    Tysons/Dulles
    -------------
    Charter Oak                 Garden            262         1,098          891        1,134       6.6%        95.6%         -1.5%
    Patriot Village             Garden          1,065         1,149        3,627        1,135       9.2%        96.9%         -1.9%
    Westerly at Worldgate       Garden            320           921        1,222        1,273       2.8%        93.3%         -4.3%
                                               ------         -----     --------      -------     -----         ----         -----
                                                1,647         1,097     $  5,740      $ 1,162       7.4%        96.0%         -2.3%
    Other
    -----
    Arlington Overlook          Mid-rise          711           877        2,139        1,003       9.1%        95.9%         -0.3%
    Boulevard of Old Town       Garden            159           672          498        1,044      11.9%        97.3%         -0.6%
    Columbia Crossing           Garden            247           977        1,030        1,390       7.4%        98.2%         -1.1%
    Concord Village             Garden            531           925        1,585          995       7.4%        96.4%         -1.2%
    Newport Village             Garden            937         1,060        3,127        1,112      10.1%        97.3%         -0.9%
    Skyline Towers              High-rise         940         1,107        3,271        1,160       5.2%        95.4%         -2.9%
                                               ------         -----     --------      -------     -----         ----         -----
                                                3,525           992     $ 11,650      $ 1,102       8.0%        96.5%         -1.4%
Boston
    Cronin's Landing            Mid-rise          281         1,062        2,034        2,413      12.4%        99.6%          0.6%
    2000 Commonwealth           High-rise         188           862        1,160        2,057       5.9%        98.9%         -0.1%
                                               ------         -----     --------      -------     -----         ----         -----
                                                  469           982     $  3,194      $ 2,270      10.0%        99.4%          0.4%
Chicago
    Stonegate                   Garden          1,158           581        2,572          740       2.7%        93.9%          1.3%
    Park Lincoln                High-rise         139           581          533        1,278       6.5%        97.3%          1.9%
    Terrace                     Garden            427           814        1,091          852      -2.1%        92.8%         -3.1%
    Countryside                 Garden            720           872        2,119          981       3.6%        93.9%         -0.2%
    McClurg Court               High-rise       1,075           732        4,852        1,504       6.5%        93.3%         -2.8%
    One East Delaware           High-rise         306           704        2,076        2,261       3.1%        98.2%          0.1%
                                               ------         -----     --------      -------     -----         ----         -----
                                                3,825           714     $ 13,243      $ 1,154       4.0%        94.2%         -0.9%
                                               ------         -----     --------      -------     -----         ----         -----

                                               17,830           865     $ 69,082      $ 1,291       7.0%        96.2%         -1.3%
                                               ------         -----     --------      -------     -----         ----         -----

                                       19

                    CHARLES E. SMITH RESIDENTIAL REALTY, INC.
------------------------------------------------------------------------------------------------------------------------------
                        Residential Portfolio Statistics
                       For the Quarter Ended June 30, 2001

                                                                                                          Monthly        %
                                                                             Average                        GOI        Change
                                                              Apartment      Sq. Ft.          GOI         Per Unit      From
                  Property                         Type         Units        Per Unit       QTD 01        QTD 01       QTD 00
          -----------------------                 ------        -----        --------       ------        --------     ------
                                                                                           (in 000s)
ACQUISITION PORTFOLIO

 2000
 ----
 Reston Landing (Tysons/Dulles, VA)             Garden             400          995       $   1,653       $ 1,378        N/A
 New River Village (S.E. Florida)               Mid-rise           240        1,128           1,038         1,442        N/A
 2201 Wilson Boulevard (Rosslyn/Ballston, VA)   High-rise          219          838           1,121         1,706        N/A
 Delaware Place (Chicago, IL)                   High-rise          185          706             881         1,587        N/A
                                                                ------        -----       ---------       -------      -----
                                                                 1,044          941       $   4,693       $ 1,498        N/A
                                                                ------        -----       ---------       -------      -----
REDEVELOPMENT PORTFOLIO
   Properties held more than 1 year
 Buchanan House (Crystal City, VA)              High-rise          442        1,173           2,123         1,601       1.0%
 Mirador (S.E. Florida)                         High-rise        1,339          772           3,700           921      15.2%
 Crystal Towers (Crystal City, VA)              High-rise          912        1,118           3,840         1,404       9.5%
 Oaks of Tysons (Dulles/Tysons, VA)             Garden             218          967             728         1,113       0.6%
 Bedford Village (Dulles/Tysons, VA)            Garden             752        1,098           2,696         1,195      12.1%
 Ocean View (S.E. Florida)                      High-rise        1,199        1,080           3,791         1,054       8.6%
                                                                ------        -----       ---------       -------      -----
                                                                 4,862        1,008       $  16,878       $ 1,157       9.3%
                                                                ------        -----       ---------       -------      -----
   Properties held less than 1 year
 Harbour House (S.E. Florida)                   High-rise          804          990           2,906         1,205        N/A
 Ocean Crest Club (S.E. Florida)                High-rise          527          987           1,650         1,044        N/A
 Ocean Crest Beach (S.E. Florida)               High-rise          943          995           2,956         1,045        N/A
 Sagamore Towers (Boston, MA)                   High-rise          225          707             626           927        N/A
                                                                ------        -----       ---------       -------      -----
                                                                 2,499          966       $   8,138       $ 1,086        N/A
                                                                ------        -----       ---------       -------      -----

DEVELOPMENT PORTFOLIO

 Alban Towers (Washington, D.C.)/(1)/           Mid-rise           226          915             N/A           N/A        N/A
 One Superior Place (Chicago, IL)               High-rise          809          729           4,992         2,057        N/A
 Park Connecticut (Washington, D.C.)            High-rise          142          915             915         2,148        N/A
 Park Millennium (Chicago, IL)/(1)/             High-rise          480          907             N/A           N/A        N/A
                                                                ------        -----       ---------       -------      -----
                                                                 1,657          822       $   5,907       $ 1,188        N/A
                                                                ------        -----       ---------       -------      -----
ALL RESIDENTIAL PROPERTIES                                      27,892                    $ 104,698
                                                                ======                    =========

PARTIALLY-OWNED PORTFOLIO
-------------------------

 Renaissance (25% owned)                        High-rise          330          984       $   1,374       $ 1,388       6.8%
 Springfield Station (48% owned)                Garden/Mid-rise    631          909           2,351         1,242       7.8%
 Brandywine (25% owned)                         High-rise          306        1,009           1,306         1,423       5.4%
 Plaza 440 (90% cash flow note)                 High-rise          457          869           2,809         2,049        N/A
 Stoneridge at University Center
   (40% owned)/(1)/                             Garden             630          993           1,512           N/A        N/A
                                                                ------        -----       ---------
                                                                 2,354          947       $   9,352
                                                                ======        =====       =========





                                                                  %
                                                                Change
                                                  Occupancy      From
                  Property                         QTD 01       QTD 00
          -----------------------                  ------       ------
ACQUISITION PORTFOLIO

2000
----
    Reston Landing (Tysons/Dulles, VA)               93.0%        N/A
    New River Village (S.E. Florida)                 91.9%        N/A
    2201 Wilson Boulevard (Rosslyn/Ballston, VA)     98.8%        N/A
    Delaware Place (Chicago, IL)                     90.1%        N/A
                                                    ------     ------
                                                     93.1%        N/A
                                                    ------     ------
REDEVELOPMENT PORTFOLIO
      Properties held more than 1 year
    Buchanan House (Crystal City, VA)                94.5%      -3.3%
    Mirador (S.E. Florida)                           93.7%      -1.1%
    Crystal Towers (Crystal City, VA)                97.8%      -0.7%
    Oaks of Tysons (Dulles/Tysons, VA)               86.4%     -10.6%
    Bedford Village (Dulles/Tysons, VA)              97.6%      -0.3%
    Ocean View (S.E. Florida)                        95.5%       0.4%
                                                    ------     ------
                                                     95.4%      -1.3%
                                                    ------     ------
      Properties held less than 1 year
    Harbour House (S.E. Florida)                     90.1%        N/A
    Ocean Crest Club (S.E. Florida)                  92.6%        N/A
    Ocean Crest Beach (S.E. Florida)                 90.9%        N/A
    Sagamore Towers (Boston, MA)                     96.6%        N/A
                                                    ------     ------
                                                     94.0%        N/A
                                                    ------     ------

DEVELOPMENT PORTFOLIO

    Alban Towers (Washington, D.C.)/(1)/               N/A        N/A
    One Superior Place (Chicago, IL)                 97.2%        N/A
    Park Connecticut (Washington, D.C.)              92.6%        N/A
    Park Millennium (Chicago, IL)/(1)/                 N/A        N/A
                                                    ------     ------
                                                       N/A        N/A
                                                    ------     ------
ALL RESIDENTIAL PROPERTIES


PARTIALLY-OWNED PORTFOLIO
-------------------------

    Renaissance (25% owned)                          94.6%      -3.6%
    Springfield Station (48% owned)                  96.3%      -1.8%
    Brandywine (25% owned)                           94.4%      -5.1%
    Plaza 440 (90% cash flow note)                   91.8%        N/A
    Stoneridge at University Center
      (40% owned)(1)                                   N/A        N/A







(1) Property is currently under construction.

RENTAL PROPERTIES

         Revenues, expenses and income from the multifamily and retail properties for the three and six months ended June 30, 2001 and 2000 were as follows (in thousands):



                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                 ------------------------------       --------------------------
                                                      2001            2000/(2)/           2001          2000
                                                 -------------    -------------       -----------    -----------
Core Portfolio(1)
     Revenues                                    $    69,082      $    64,552        $  135,991      $   126,277
     Expenses                                        (25,097)         (23,642)          (51,078)         (47,434)
                                                 -----------      -----------        ----------      -----------

     Income before depreciation                  $    43,985      $    40,910        $   84,913      $    78,843
                                                 ===========      ===========        ==========      ===========

Acquisitions/Disposition Portfolio
     Revenues                                    $     4,709      $     5,238        $    9,307      $     9,566
     Expenses                                         (1,733)          (1,824)           (3,390)          (3,586)
                                                 -----------      -----------        ----------      -----------

     Income before depreciation                  $     2,976      $     3,414        $    5,917      $     5,980
                                                 ===========      ===========        ==========      ===========

Redevelopment Portfolio
     Revenues                                    $    25,016      $    19,815       $    49,554       $   38,495
     Expenses                                        (10,339)          (7,647)          (21,004)         (15,420)
                                                 -----------      ------------       ----------      -----------

     Income before depreciation                  $    14,677      $    12,168        $   28,550      $    23,075
                                                 ===========      ===========        ==========      ===========

Development Portfolio
     Revenues                                    $     5,951      $     4,420        $   11,683      $     7,715
     Expenses                                         (2,258)          (1,592)           (4,569)          (3,391)
                                                 -----------      -----------        ----------      -----------

     Income before depreciation                  $     3,693      $     2,828        $    7,114      $     4,324
                                                 ===========      ===========        ==========      ===========

Retail Portfolio
     Revenues                                    $       585      $       691        $    1,213      $     1,517
     Expenses                                           (422)            (379)             (909)            (752)
                                                 -----------      -----------        ----------      -----------

     Income before depreciation                  $       163      $       312        $      304      $       765
                                                 ===========      ===========        ==========      ===========

Total Rental Properties
     Revenues                                    $   105,343      $    94,716        $  207,748      $   183,570
     Expenses                                        (39,849)         (35,084)          (80,950)         (70,583)
     Depreciation                                    (12,586)         (10,895)          (24,970)         (21,462)
                                                 -----------      -----------        ----------      -----------

     Income from Rental Properties               $    52,908      $    48,737        $  101,828      $    91,525
                                                 ===========      ===========        ==========      ===========

/(1)/ Represents properties owned as of December 31, 1999 (other than Redevelopment of Development properties).
/(2)/ Prior year amounts have been reclassified to conform with current year presentation.

PROPERTY SERVICE BUSINESSES

         Revenues, expenses and income from the Property Service Businesses for the three and six months ended June 30, 2001 and 2000 were as follows (in thousands):

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                 --------------------------------    ----------------------------
                                                      2001              2000              2001             2000
                                                 --------------   ---------------    -------------   ------------
Total Property Service Businesses
     Revenues                                    $   108,100      $    58,025       $   201,876      $     107,926
     Expenses                                       (101,756)         (54,945)         (190,510)          (102,931)
     Amortization of Goodwill                         (1,048)            (514)           (2,031)            (1,005)
     Depreciation                                     (1,640)            (930)           (3,107)            (1,835)
                                                 -----------      -----------        ----------      -------------

Income from Property Service Businesses                3,656            1,636             6,228              2,155

     Adjust for SRC results /(1)/                        351                -               762                  -
                                                 -----------      -----------        ----------      -------------

Equity in income of unconsolidated Property
         Service Businesses                      $     4,007      $     1,636         $   6,990      $       2,155
                                                 ===========      ===========         =========      =============


/(1)/SRC is consolidated in 2001 due to change in voting control.


RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2001 to Three Months Ended June 30, 2000.

         Summary. Net income of the Operating Partnership decreased $2.9 million, or 9.0%, from $32.0 million for the three months ended June 30, 2000 to $29.1 million for the three months ended June 30, 2001. This was due primarily to a $4.2 million gain on the sale of property during 2000 versus a $2.9 million expense in 2001 related to merger costs. Funds from Operations ("FFO") of the Operating Partnership increased $8.4 million, or 23.6%, from $35.6 million to $44.0 million during the same period. Net income of the Company decreased from $15.8 million ($0.73 per diluted common share) for the three months ended June 30, 2000 to $15.7 million ($0.67 per diluted common share) for the three months ended June 30, 2001 due to the prior year gain offset by merger costs. FFO of the Company increased 27.7%, from $23.1 million to $29.4 million during the same period. The increase in FFO is primarily attributable to net operating income growth of 7.5% on the core portfolio and contributions from acquired and developed properties.

         Revenue increased $14.4 million, or 15.2%, from $94.7 million for the three months ended June 30, 2000 to $109.1 million for the three months ended June 30, 2001. Operating expenses increased $8.7 million, or 24.9%, from $35.1 million during the second quarter of 2000 to $43.8 million during the current quarter.

         Core Portfolio. Revenue from the core portfolio increased $4.5 million, or 7.0%, over the prior year period resulting in average monthly revenue per apartment unit of $1,291. The Company continued its selective kitchen and/or bath renovation program, which has significantly enhanced its ability to increase rents. Management estimates the return on such investments is approximately 12% to 15%. Overall, rent potential increased 7.6% during the quarter as compared to the prior year. This was partially offset by a decrease in occupancy. Average economic occupancy for the core portfolio was 96.2% for the three months ended June 30, 2001 compared to 97.5% for the comparable prior year quarter. Expenses for the core portfolio increased $1.5 million, or 6.2%, due primarily to a significant increase in utility costs over the prior year's quarter. A combination of higher usage and significantly higher gas rates resulted in a $0.8 million increase over the prior year.

         Acquisition/Disposition Portfolio. The acquisition properties are defined as properties acquired subsequent to December 31, 1999. Results for the second quarter of 2000 reflect two acquisition properties, two residential dispositions totaling 989 apartment units, and one retail disposition. Results for the second quarter of 2001 reflect four acquisition properties and no dispositions totaling 1,044 apartment units. Total capitalized cost of the acquisition portfolio at June 30, 2001 was $131.0 million.

         Redevelopment Portfolio. The redevelopment portfolio includes purchased properties in which the Company is making significant renovations to reposition the property in the market place. The redevelopment portfolio consists of ten properties totaling 7,361 units and contributed approximately 36%, or $5.2 million, of the total revenue increase. Total capitalized cost of the redevelopment portfolio at June 30, 2001 was $630.1 million. The total spent on renovations for the second quarter of 2001 was $22.3 million.

         Development Portfolio. One Superior Place reached stabilized occupancy in June 2000 and produced net operating income of $3.3 million for current quarter, compared to $2.8 million in the prior year quarter. Total capitalized cost at June 30, 2001 was $116.2 million, which does not reflect an earnout payment expected to be paid to the developer in early 2002.

         Park Connecticut reached stabilized occupancy in October 2000 and produced net operating income of $0.6 million for the current quarter compared to $0.1 million in the prior year quarter. Total capitalized cost at June 30, 2001 was $28.5 million.

         Alban Towers delivered initial units in May 2001 and had 100 units delivered as of June 30, 2001. The project had a net operating loss of $0.2 million for the current quarter. As of June 30, the property was 27% leased and 10% occupied. Stabilization is expected in the first quarter of 2002. Total capitalized cost at June 30, 2001 was $56.8 million.

         Property Service Businesses. Recent tax legislation which became effective January 1, 2001 allows the direct ownership and control by REITs of Taxable REIT Subsidiaries ("TRS"). Such TRS's may engage in activities which were previously considered impermissible for REITs in terms of qualifying income for purposes of maintaining REIT qualification. Effective January 1, 2001, the Company and all of its Property Service Businesses have elected TRS status in accordance with the new legislation. No changes have been made, however, to the ownership structure of CES or SMC. The Company continues to maintain its 99%, non-voting interest as it has in the past. However, SRC has changed. In 2001, the Company purchased the remaining 1% voting interest in